Form 10-Q
period 1997-06-30
MDSI MOBILE DATA SOLUTIONS INC
filed 1997-08-14
CIK 935497

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to__________________.

         Commission file number 0-28968


                         MDSI MOBILE DATA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)


              CANADA                                NOT APPLICABLE
  (Jurisdiction of incorporation)          (I.R.S. Employer Identification No.)


                        SUITE 135 - 10551 SHELLBRIDGE WAY
                           RICHMOND, BRITISH COLUMBIA,
                                 CANADA V6X 2W9
                                 (604) 270-9939

   (Address and telephone number of registrant's principal executive offices)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


              The number of outstanding shares of the registrant's common stock, no par value, at June 30, 1997 was 6,030,618.



================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION
         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets .............................................. 3

                    Condensed Consolidated Statements of Operations
                    and Retained Earnings (Deficit)  ................................................... 4

                    Condensed Consolidated Statements of Cash Flows .................................... 5

                    Notes to the Condensed Consolidated Financial Statements ........................... 6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND  RESULTS OF OPERATIONS ............................................... 8


PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS  ................................................................ 17

         ITEM 2.    CHANGES IN SECURITIES ............................................................. 17

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ................................................... 17

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 17

         ITEM 5.    OTHER INFORMATION...................................................................18

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................... 18


SIGNATURES          ................................................................................... 19

EXHIBIT INDEX       ....................................................................................20

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)


                                                             AS AT
                                                 ------------------------------
                                                   JUNE 30,        DECEMBER 31,
ASSETS                                               1997               1996
                                                 ------------      ------------
CURRENT ASSETS

    Cash and cash equivalents ..............     $ 11,979,961      $ 20,207,019
    Accounts receivable, net
       Trade ...............................       13,242,297        15,264,175
       Unbilled ............................       10,370,783         2,811,561
    Work in progress .......................        4,732,071         1,515,099
    Prepaid expenses .......................          607,201           148,597
    Deferred income taxes ..................        1,885,528           149,767
                                                 ------------      ------------
                                                   42,817,841        40,096,218


CAPITAL ASSETS, NET ........................        3,503,311         1,958,758
INTANGIBLE ASSETS, NET .....................        6,926,005         3,516,782
                                                 ------------      ------------
TOTAL ASSETS ...............................     $ 53,247,157      $ 45,571,758
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable .......................     $  8,703,270      $ 10,704,035
    Accrued liabilities ....................        7,998,501         1,167,952
    Deferred revenue .......................        5,722,438         5,970,161
    Notes payable ..........................             --             428,424
    Current portion of long term debt ......        2,937,013           391,000
    Current obligations under capital leases           52,514            54,767
                                                 ------------      ------------
                                                   25,413,736        18,716,339

LONG-TERM DEBT .............................          296,324              --
OBLIGATIONS UNDER CAPITAL LEASES ...........             --              19,710
                                                 ------------      ------------
TOTAL LIABILITIES ..........................       25,710,060        18,736,049
                                                 ------------      ------------
STOCKHOLDERS' EQUITY
    Common stock ...........................       42,032,949        30,681,176
    Special warrants .......................          403,112         3,925,100
    Treasury stock .........................         (122,743)         (122,743)
    Retained earnings (deficit) ............      (14,776,221)       (7,647,824)
                                                 ------------      ------------
                                                   27,537,097        26,835,709
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..     $ 53,247,157      $ 45,571,758
                                                 ============      ============






            See notes to condensed consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         AND RETAINED EARNINGS (DEFICIT)
                         (Expressed in Canadian dollars)

                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               ------------------------------      ------------------------------
                                                   1997              1996              1997              1996
                                               ------------      ------------      ------------      ------------
REVENUE

     Software and services ...............     $ 11,157,235      $  3,862,483      $ 18,274,749      $  6,508,776
     Terminals and infrastructure ........        4,653,917                --         6,519,318                --
     Third party products and services ...        1,993,667           499,873        10,205,900           724,366
     Maintenance and support .............          659,408           527,613         1,496,625         1,177,866
                                               ------------      ------------      ------------      ------------
                                                 18,464,227         4,889,969        36,496,592         8,411,008



DIRECT COSTS .............................        9,446,115         1,845,528        20,897,756         3,432,635
                                               ------------      ------------      ------------      ------------
GROSS PROFIT .............................        9,018,112         3,044,441        15,598,836         4,978,373
                                               ------------      ------------      ------------      ------------
OPERATING EXPENSES

     Research and development ............        1,842,652           709,554         3,242,378         1,508,037
     Sales and marketing .................        2,896,190         1,053,551         5,021,402         2,044,763
     General and administrative ..........        1,645,524           606,998         2,804,393         1,058,061
     Amortization of intangible assets ...          216,197            43,975           360,961            43,975
     Acquired research and development ...       10,002,982         8,523,363        10,002,982         8,523,363
                                               ------------      ------------      ------------      ------------
                                                 16,603,545        10,937,441        21,432,116        13,178,199
                                               ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS) ..................       (7,585,433)       (7,893,000)       (5,833,280)       (8,199,826)
OTHER INCOME (EXPENSE) ...................           18,977           (63,258)          133,552            20,569
                                               ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE TAX PROVISION .......       (7,566,456)       (7,956,258)       (5,699,728)       (8,179,257)


PROVISION FOR INCOME TAXES ...............         (825,221)         (218,080)       (1,428,669)         (118,481)
                                               ------------      ------------      ------------      ------------
NET INCOME (LOSS) FOR THE PERIOD .........       (8,391,677)       (8,174,338)       (7,128,397)       (8,297,738)


RETAINED EARNINGS (DEFICIT), BEGINNING OF

PERIOD ...................................       (6,384,544)       (1,757,095)       (7,647,824)       (1,633,695)
                                               ------------      ------------      ------------      ------------

RETAINED EARNINGS (DEFICIT), END OF PERIOD     $(14,776,221)     $ (9,931,433)     $(14,776,221)     $ (9,931,433)
                                               ============      ============      ============      ============


PRIMARY EARNINGS (LOSS) PER COMMON SHARE .     $      (1.26)     $      (1.60)     $      (1.10)     $      (1.62)
                                               ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING ......        6,668,908         5,116,527         6,490,361         5,116,527
                                               ============      ============      ============      ============



            See notes to condensed consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period ........................     $ (7,128,397)     $ (8,297,738)
    Items not affecting cash:
          Depreciation and amortization .....................          884,054           290,185
          Deferred income taxes .............................          665,530           (20,538)
          Acquired research development .....................       10,002,982         8,523,363
          Changes in non-cash operating working capital items       (9,691,389)       (1,726,281)
                                                                  ------------      ------------
   Net cash used in operating activities
                                                                    (5,267,220)       (1,231,009)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock ................................          901,707            83,541
    Repayment of long-term debt .............................         (573,545)         (201,595)
    Repayment of loan notes .................................         (428,424)             --
    Proceeds from special warrants ..........................             --           1,845,570
    Repayment of capital leases .............................          (21,963)          (23,605)
                                                                  ------------      ------------

    Net cash provided by (used in) financing activities .....         (122,225)        1,703,911
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of MDSI UK ..................................             --          (1,089,973)
    Acquisition of Alliance .................................       (1,892,426)             --
    Acquisition of capital assets ...........................         (945,187)         (457,722)
                                                                  ------------      ------------

    Net cash used in investing activities ...................       (2,837,613)       (1,547,695)
                                                                  ------------      ------------

NET CASH OUTFLOW ............................................       (8,227,058)       (1,074,793)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       20,207,019         1,921,799
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................     $ 11,979,961      $    847,006
                                                                  ============      ============


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES


During the six months ended June 30, 1997, the Company issued 252,000 common shares and 252,000 common share purchase warrants on the exercise of 252,000 special warrants without additional consideration. Also, during the six months ended June 30, 1997, the Company acquired all of the issued and outstanding shares of Alliance Systems, Incorporated ("Alliance") for $9,116,828. Consideration consisted of 347,750 common shares of the Company and payments of $2,188,750, including cash of $1,892,426 (US$1,367,869) and unsecured notes in the principal amount of $296,324 (US$214,219).

During the six months ended June 30, 1996, the Company acquired all of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. ("MDSI UK") for $10,616,023. Consideration consisted of cash payments of $1,089,973 and convertible notes in the amount of $9,526,050



            See notes to condensed consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (c)  Recent pronouncements

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which established new standards for computing and presenting earnings per share. With SFAS 128, Primary earnings per share will be replaced by Basic earnings per share which is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 also requires dual presentation of Basic and Diluted earnings per share on the face of the income statement with a reconciliation of the numerator and denominator of the Basic earnings per share to that of the Diluted earnings per share. SFAS 128 will be effective for fiscal and interim periods ending after December 15, 1997. If SFAS 128 had been adopted during the three months ended June 30, 1997 and 1996, Basic earnings
          (loss) per share would have been $(1.34) and $(2.05), respectively. If SFAS 128 had been adopted during the six months ended June 30, 1997 and 1996, Basic earnings (loss) per share would have been ($1.17) and $(2.08), respectively. Diluted earnings per share would not have been significantly different than Primary earnings (loss) per common share as reported in these financial statements.

2.   ACQUISITION OF ALLIANCE SYSTEMS, INCORPORATED

     On April 17, 1997, the Company entered into an agreement to acquire all of the issued and outstanding shares of Alliance Systems, Incorporated ("Alliance") for $9,116,828, consisting of 347,750 common shares and US$1,582,088 ($2,188,750) including cash of US$1,367,869 ($1,892,426) and
     US$214,219 ($296,324) of unsecured notes which bear interest at 6.07% and mature on January 1, 1999. The acquisition was completed July 1, 1997 and the common shares were issued at that date. Those common shares are reflected as issued in these financial statements. Alliance, based out of Itasca, Illinois, is a supplier of mobile workforce management solutions to the utility, public safety and cable market sectors. This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

     Estimated fair value of net assets acquired:

           Current assets ..........................................            $ 1,737,363
           Capital assets ..........................................              1,117,328
           Deferred income taxes ...................................              2,401,290
           Other assets ............................................                 27,287
                                                                                -----------
                                                                                  5,283,268
                                                                                -----------
           Current liabilities .....................................              6,833,045
           Long-term debt ..........................................              3,111,690
                                                                                -----------
                                                                                  9,944,735
                                                                                -----------
           Acquired research and development .......................             10,002,982
           Goodwill ................................................              3,775,313
                                                                                -----------
                                                                                $ 9,116,828
                                                                                ===========



The results of operations of Alliance have been consolidated from April 17, 1997. The following pro forma information presents the results of operations of the Company as if the MDSI UK and Alliance acquisitions were combined at the beginning of the respective periods presented:


                                                                     Six months ended
                                                                          June 30,
                                                              -------------------------------
                                                                  1997               1996
                                                              ------------       ------------
              Revenue .................................       $ 37,693,685       $ 25,978,827
                                                              ============       ============
              Net income (loss) .......................       $  1,541,681       $   (228,402)
                                                              ============       ============
              Earnings (loss) per common share ........       $       0.24       $      (0.04)
                                                              ============       ============


3.   SUBSEQUENT EVENTS

     Subsequent to June 30, 1997, the Company:

     a) issued 28,000 common shares and 28,000 common share purchase warrants on the exercise of 28,000 special warrants; and

     b) repaid certain debt related to the Alliance acquisition in the amount of US$1,902,144.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         All financial information in this report is expressed in Canadian dollars unless otherwise noted.

OVERVIEW

         The Company develops, markets, implements and supports mobile workforce management and wireless connectivity software and related network and mobile computing equipment for use by a wide variety of companies that have substantial mobile workforces, such as utility, telecommunications and cable companies, taxi services, courier companies and public safety and roadside recovery organizations. The Company's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

         The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) terminal and infrastructure equipment consisting of the sale of mobile computing devices, related in-vehicle equipment and wireless data network equipment manufactured by the Company; (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract; and (iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

         The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems, and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

         Revenue for software and services has historically accounted for a substantial portion of the Company's revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services that are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

         Commencing in the third quarter of 1996, the Company began generating revenue from the sale of mobile computing devices and infrastructure equipment as a result of the acquisition of MDSI Mobile Data Solutions (UK) Ltd. ("MDSI UK" - formerly Spectronics Micro Systems Limited) of Cambridge, England on June 28, 1996. The Company's contracts with customers in the taxi, courier and roadside recovery markets generally require the Company to provide mobile computing devices and wireless data communications network equipment. Revenue for these products is recognized at the time of transfer of title.

         The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance, product enhancement and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of twelve months and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

         Prior to 1996, the Company typically supplied only the MDSI application and wireless connectivity software and related services as part of its contract with a customer. The portion of contracts requiring the supply of third party products and services was not material and was not separated for revenue purposes. Beginning in 1996, however, the Company was called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, or sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

         The Company believes that it will often supply some portion of third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party software and products in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue.

         Prior to 1996, the Company achieved a gross margin of 60-70% on its consolidated revenue. The gross margins achieved on revenue from MDSI UK during the three years prior to the MDSI UK acquisition ranged from 62.6% to 21.2%. Since the commencement of sales of third party products and services in 1996, the Company has achieved gross margins of approximately 20.0% on revenues attributable to such products and services. As a result of the foregoing factors, the Company expects that its consolidated gross margins in future periods will be lower than those achieved prior to the MDSI UK acquisition and that changes in the mix of these revenues in any period will result in significant fluctuations in direct costs, gross profits, operating results and other items expressed as a percentage of revenue.

         The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, delays due to and difficulties associated with the introduction of new products, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations and financial condition. The Company's contracts are generally cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, operating results and financial condition. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

EFFECTS OF ACQUISITIONS

These condensed consolidated financial statements of the Company reflect the acquisitions of Alliance Systems, Incorporated ("Alliance") effective April 17, 1997 and MDSI UK on June 28, 1996. These acquisitions have been accounted for using the purchase method.

The Company acquired MDSI UK on June 28, 1996. MDSI UK develops, markets, implements and supports mobile workforce management application software, wireless connectivity software, wireless data network equipment, mobile computing devices and related in-vehicle equipment used by customers principally in the taxi, courier and roadside recovery markets. The acquisition resulted in the write-off of $8.5 million associated with acquired research and development. As the acquisition was completed at the end of the second quarter in 1996, the Company's results of operations for the three months ended June 30, 1996 and the six months ended June 30, 1996 do not include the results of operations of MDSI UK.

On April 17, 1997, the Company entered into an agreement to acquire Alliance which was completed July 1, 1997. Alliance is a supplier of mobile workforce management solutions to the utility, public safety and cable markets. The acquisition resulted in the write-off of $10.0 million associated with acquired research and development. The Company's results of operations for the three months ended June 30, 1997 and the six months ended June 30, 1997 include only the results of operations of Alliance from April 17, 1997.

The Company has a limited history of operations on a combined basis with Alliance and MDSI UK. In addition, since the acquisition of Alliance and MDSI UK, the Company has restructured certain aspects of those operations. As a result, the financial information presented in this Report is not indicative of the results that would have been obtained had the acquisitions occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:


                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             -------------------------         -------------------------
                                               1997             1996             1997              1996
                                             --------         --------         --------         --------
REVENUE

   Software and services ...........             60.4%            79.0%            50.1%            77.4%
   Terminals and infrastructure ....             25.2           --                 17.9           --
   Third party products and services             10.8             10.2             28.0              8.6
   Maintenance and support .........              3.6             10.8              4.0             14.0
                                             --------         --------         --------         --------
                                                100.0            100.0            100.0            100.0


DIRECT COSTS .......................             51.2             37.7             57.3             40.8
                                             --------         --------         --------         --------
GROSS PROFIT .......................             48.8             62.3             42.7             59.2
                                             --------         --------         --------         --------
OPERATING EXPENSES
   Research and development ........             10.0             14.5              8.9             17.9
   Sales and marketing .............             15.7             21.6             13.8             24.3
   General and administrative ......              8.9             12.4              7.7             12.6
   Amortization of intangible assets              1.2              0.9              1.0              0.5
   Acquired research and development             54.1            174.3             27.4            101.3
                                             --------         --------         --------         --------
                                                 89.9            223.7             58.8            156.6
                                             --------         --------         --------         --------
OPERATING INCOME (LOSS) ............            (41.1)          (161.4)           (16.1)           (97.4)

OTHER INCOME .......................              0.1             (1.3)             0.4              0.2
                                             --------         --------         --------         --------
INCOME (LOSS) BEFORE TAX PROVISION .            (41.0)          (162.7)           (15.7)           (97.2)

PROVISION FOR INCOME TAXES .........             (4.5)            (4.5)            (3.9)            (1.4)
                                             --------         --------         --------         --------
NET INCOME (LOSS) FOR THE PERIOD ...            (45.5)%         (167.2)%          (19.6)%          (98.6)%
                                             ========         ========         ========         ========

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

         Revenue - Revenue increased by $13.6 million (278%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase in revenue is due to revenue contributed by Alliance and MDSI UK during the three months ended June 30, 1997 of $10.1 million and the continued growth of the existing business.

         Software and services revenue increased by $7.3 million (189%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase is due primarily to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively, and additional revenue from customers in both the telecommunications and utility markets.

         Terminals and infrastructure revenue of $4.7 million for the three months ended June 30, 1997 represents revenue from the MDSI UK operations.

         Third party products and services revenue of $2.0 million primarily represents revenue earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. The Company anticipates that revenue from deliveries of third party products and services will fluctuate in future periods given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, the Company may experience large fluctuations in revenue, direct costs, gross profits and income from operations in future periods.

         Maintenance and support revenue was $659,000 for the three months ended June 30, 1997 as compared to $528,000 for the three months ended June 30, 1996. Maintenance and support revenue is expected to fluctuate as such revenue generally corresponds to the level of software and services revenue as the Company is engaged to provide support for its installations.


         Direct Costs - Direct costs were 51.2% of revenue for the three months ended June 30, 1997 as compared to 37.7% for the three months ended June 30, 1996. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase for the three months ended June 30, 1997 relates primarily to the acquisition of MDSI UK, which has a higher direct costs related to its terminals and infrastructure revenue, and the volume of third party products delivered during the quarter which also have a higher component of direct costs.


         Gross Margins. Gross margins were 48.8% of revenue for the three months ended June 30, 1997 as compared to 62.3% for the three months ended June 30, 1996. The decrease in gross margins was due primarily to the addition of new sources of revenue from third party products and services and existing contracts acquired with the MDSI UK operations.

         Gross margins on software and services revenue for the three months ended June 30, 1997, excluding revenue from MDSI UK, were within the 60-70% range historically achieved by the Company. Gross margins on revenue from MDSI UK for the three months ended June 30, 1997 was approximately 23.0%. These lower gross margins on MDSI UK revenue are a result of lower margins originally bid by MDSI UK, significant development costs being included in the projects, and cost overruns in the implementation of certain contracts. The Company is in the process of implementing several changes associated with the pricing, product specifications and implementation of contracts within MDSI UK that are intended to improve gross margins on software and services. The Company anticipates that these changes will not significantly affect gross margins until completion of existing contracts and that, due to the long sales and implementation cycle for such contracts, improvements in gross margins from MDSI UK, if any, will take in excess of 12 months to achieve. There can be no assurance, however, that the procedures implemented by the Company will result in improvements to the gross margins from MDSI UK.

         Research and Development. Research and development expenses were 10.0% of revenue for the three months ended June 30, 1997 and 14.5% of revenue for the three months ended June 30, 1996. Total research and development expenditures for the three months ended June 30, 1997 of $1.8 million represents an increase of $1.1 million (157%) as compared to the same period in 1996. The decrease of research and development expenses as a percentage of revenue, as compared to the same period in 1996, is a result of the Company's increased revenue base, which includes sources of revenue other than MDSI products such as third party products and services. The increase in research and development expenses in 1997 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

         Sales and Marketing. Sales and marketing expenses were 15.7% of revenue for the three months ended June 30, 1997 and 21.5% of revenue for the three months ended June 30, 1996. This represents an increase of $1.8 million (175%) as compared to the same period in 1996. The increase was primarily due to an increase in marketing, sales and technical support personnel. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the addition of new sales and marketing personnel and increased marketing activities worldwide.

         General and Administrative. General and administrative expenses were 8.9% of revenue for the three months ended June 30, 1997 and 12.4% of revenue for the three months ended June 30, 1996. Total general and administrative expenses of $1.6 million represents an increase of $1.0 million (171%) for the three months ended June 30, 1997 as compared to the same period in 1996. The increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth and the inclusion of costs associated with Alliance and MDSI UK. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

         Other Income. Other income (expense) was $19,000 for the three months ended June 30, 1997 as compared to $(63,000) for the three months ended June 30, 1996. Substantially all of other income relates to interest income (expense) on cash and short term deposits and certain indebtedness.

         Income Taxes. The Company provided for income taxes on earnings for the three months ended June 30, 1997 at the rate of 31.1%, after adjusting for the amortization of intangible assets related to acquired research and development costs, as compared to the three months ended June 30, 1996 at a rate of 35.7%. The reduced rate during the three months ended June 30, 1997 reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Revenue - Revenue increased by $28.1 million (334%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase in revenue is due to revenue contributed by Alliance and MDSI UK during the six months ended June 30, 1997 of $13.5 million and the continued growth of existing businesses.

         Software and services revenue increased by $11.8 million (181%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase is due primarily to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively, and additional revenue from customers in both the telecommunications and utility markets.

         Terminals and infrastructure revenue of $6.5 million for the six months ended June 30, 1997 represents revenue from the MDSI UK operations.

         Third party products and services revenue of $10.2 million for the six months ended June 30, 1997 represents revenue earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. A substantial portion of this revenue was attributable to the delivery of host computer equipment and mobile computing devices to Pacific Gas & Electric during the six months ended June 30, 1997. The Company anticipates that revenue from deliveries of third party products and services will fluctuate in future periods given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, the Company may experience large fluctuations in revenue, direct costs, gross profits and income from operations in future periods.

         Maintenance and support revenue was $1.5 million for the six months ended June 30, 1997 as compared to $1.2 million for the six months ended June 30, 1996. Maintenance and support revenue is expected to fluctuate as such revenue generally corresponds to the level of software and services revenue as the Company is engaged to provide support for its installations.


         Direct Costs - Direct costs were 57.3% of revenue for the six months ended June 30, 1997 as compared to 40.8% for the six months ended June 30, 1996. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase for the six months ended June 30, 1997 relates primarily to the acquisition of MDSI UK, which has a higher direct costs related to its terminals and infrastructure revenue, and the large volume of third party products delivered during the quarter which also have a higher component of direct costs.


         Gross Margins. Gross margins were 42.7% of revenue for the six months ended June 30, 1997 as compared to 59.2% for the six months ended June 30, 1996. The decrease in gross margins was due primarily to the addition of new sources of revenue from third party products and services and existing contracts acquired MDSI UK operations.

         Gross margins on software and services revenue for the six months ended June 30, 1997 for MDSI, excluding revenue from MDSI UK, were within the 60-70% range historically achieved by the Company. Gross margins on revenue from MDSI UK for the six months ended June 30, 1997 was approximately 30%. These lower gross margins on MDSI UK revenue are a result of lower margins originally bid by MDSI UK, significant development costs being included in the projects, and cost overruns in the implementation of certain contracts. The Company is in the process of implementing several changes associated with the pricing, product specifications and implementation of contracts within MDSI UK that are intended to improve gross margins on software and services. The Company anticipates that these changes will not significantly affect gross margins until completion of existing contracts and that, due to the long sales and implementation cycle for such contracts, improvements in gross margins from MDSI UK, if any, will take in excess of 12 months to achieve. There can be no assurance, however, that the procedures implemented by the Company will result in improvements to the gross margins from MDSI UK.

         Research and Development. Research and development expenses were 8.9% of revenue for the six months ended June 30, 1997 and 17.9% of revenue for the six months ended June 30, 1996. Total research and development expenditures for the six months ended June 30, 1997 of $3.2 million represents an increase of $1.7 million (115%) as compared to the same period in 1996. The decrease of research and development expenses as a percentage of revenue, as compared to the same period in 1996, is a result of the Company's increased revenue base, which includes sources of revenue other than MDSI products such as third party products and services. The increase in research and development expenses in 1997 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

         Sales and Marketing. Sales and marketing expenses were 13.8% of revenue for the six months ended June 30, 1997 and 24.3% of revenue for the six months ended June 30, 1996. This represents an increase of $3.0 million (146%) as compared to the same period in 1996. The increase in sales and marketing expenses was primarily due to an increase in marketing, sales and technical support personnel. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the addition of new sales and marketing personnel and increased marketing activities worldwide.

         General and Administrative. General and administrative expenses were 7.7% of revenue for the six months ended June 30, 1997 and 12.6% of revenue for the six months ended June 30, 1996. Total general and administrative expenses of $2.8 million represents an increase of $1.7 million (165%) for the six months ended June 30, 1997, as compared to the same period in 1996. The increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth and inclusion of costs associated with Alliance and MDSI UK. In addition, the Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

         Other Income. Other income was $134,000 for the six months ended June 30, 1997 as compared to $21,000 for the six months ended June 30, 1996. Substantially all of other income (expense) relates to interest income on cash and short term deposits and certain indebtedness.

         Income Taxes. The Company provided for income taxes on earnings for the six months ended June 30, 1997 at the rate of 30.6%, after adjusting for the amortization of intangible assets related to acquired research and development costs, as compared to the six months ended June 30, 1996 at a rate of 30.5%. The rate during the six months ended June 30, 1997 reflects the application of certain operating loss carry forward against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.


LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, a private placement and a public offering completed on December 2, 1996. At June 30, 1997, the Company had cash and cash equivalents of $12.0 million and working capital of $17.4 million.

         Cash used in operating activities was $5.3 million for the six months ended June 30, 1997 compared to $1.2 million for the six months ended June 30, 1996. The outflow of cash from operating activities is caused primarily by the increase in unbilled accounts receivable of $7.6 million to $10.4 million. Unbilled accounts receivable arise where the Company has earned revenue on a project though has yet to meet specific milestone billing targets under the terms of the applicable contract. In addition, there was a decrease in trade accounts receivable of $3.8 million and a decrease in accounts payable and accrued liabilities of $2.4 million, net of amounts acquired with Alliance, due in part to receipts/payments for third party products and services which had been accrued at December 31, 1996. Further, work in progress increased by $3.2 million to $4.7 million at June 30, 1997 due to certain third party hardware and terminals and infrastructure which the Company had not delivered at June 30, 1997.

         Cash provided by (used in) financing activities of $(122,000) during the six months ended June 30, 1997 relates to proceeds from common shares issued for $902,000 pursuant to the Company's Employee Share Purchase Plan and the exercise of stock options, net of repayments for the remaining loan notes from the MDSI UK acquisition, certain long-term debt and capital leases for $428,000, $574,000 and $22,000 respectively. In addition, during the six months ended
June 30, 1997, the Company issued 252,000 common shares and 252,000 common share purchase warrants on the exercise of 252,000 special warrants. The Company received no additional consideration on the exercise of the special warrants.

         In connection with the acquisition of Alliance effective April 17, 1997, the Company issued 347,750 Common Share and paid $2,188,750 (US$1,582,088), consisting of cash payments of $1,892,426 (US$1,367,869) and unsecured notes of $296,324 (US$214,219) which bear interest at a rate of 6.07% and mature on January 1, 1999. This acquisition was completed on July 1, 1997. Concurrent with the completion of the acquisition on July 1, 1997, the Company closed Alliance's operating line of credit and repaid the outstanding balance of US$850,000. In addition, the Company repaid certain other outstanding debt of Alliance subsequent to June 30, 1997 in the amount of US$1.9 million.

         Cash used in investing activities was $2.8 million for the six months ended June 30, 1997 as compared to $1.5 million for the six months ended June 30, 1996. Total investing activity during the six months ended June 30, 1997 consisted of cash payments of $1.9 million on behalf of the Alliance acquisition and purchases of capital assets for $945,000, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

         Existing sources of liquidity at June 30, 1997 include $12.0 million of cash and cash equivalents and funds available under the Company's operating line of credit. During the six months ended June 30, 1997, the Company increased its borrowing capacity under this line of credit whereby it may now borrow up to a limit of $5 million. At June 30, 1997, US$200,000 of such amount was committed to securing the Company's obligations under outstanding letters of credit and approximately $245,000 was committed to securing obligations under certain foreign exchange forward contracts. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. From time to time, the Company draws on the line of credit for general working capital requirements related to its operations. At June 30, 1997, the Company had drawn $2.3 million which was repaid in full on July 3, 1997. In certain circumstances, the Company is also required to provide a bank guarantee to secure performance of a contract. At June 30, 1997, the Company has provided a bank guarantee in the amount of DKK4,374,000 Danish krone ($930,350) in respect of one contract.

         The Company believes that it has sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Cash on hand at June 30, 1997 was used in part to finance the acquisition of Alliance on July 1, 1997 and may use cash to fund other acquisitions of businesses or products complementary to the Company's business, although the Company has no plans to do so. The Company has no material additional commitments other than operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

PART II -  OTHER INFORMATION

           ITEM 1.      LEGAL PROCEEDINGS

                        As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition and results of operations.


           ITEM 2.      CHANGES IN SECURITIES

                        None.


           ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                        None.

           ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Company's Annual General Meeting of Shareholders was held on May 8, 1997. A total of 3,962,996 shares of the Company's common stock were represented in person or by proxy at the Meeting, representing 66.1% of the total number of shares of the Company's common stock outstanding on March 26, 1997, the record date for the Meeting.

                        At the Meeting, the shareholders approved the resolution to fix the number of Directors of the Company at seven. The following table sets forth the information regarding the voting on the proposal:


                  VOTES CAST FOR PROPOSAL      VOTES CAST AGAINST PROPOSAL        ABSTENTIONS       NOT VOTED
                  -----------------------      ---------------------------        -----------       ---------
                        3,222,664                         200                          0              740,132

                        All of the current Directors of the Company, were re-elected to serve as Directors until the 1997 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for
           Directors:


            NOMINEE                    VOTES CAST FOR NOMINEE         VOTES WITHHELD          ABSTENTIONS          NOT VOTED
            -------                    ----------------------         --------------          -----------          ---------
            Erik Dysthe                      2,150,842                     160                    59,350           1,752,644
            Kenneth R. Miller                2,150,842                     160                    59,350           1,752,644
            Terrence P. McGarty              2,150,842                     160                    59,350           1,752,644
            Robert C. Harris, Jr.            2,150,842                     160                    59,350           1,752,744
            Gerald F. Chew                   2,150,842                     160                    59,350
            Bruno Ducharme                   2,150,842                     160                    59,350
            Marc Rochefort                   2,150,842                     160                    59,350


                        The shareholders approved the proposed 1997 Stock Option Plan. The following table sets forth the information regarding the voting on the proposal:

                        VOTES CAST FOR PROPOSAL      VOTES CAST AGAINST PROPOSAL       ABSTENTIONS       NOT VOTED
                        -----------------------      ---------------------------       -----------       ---------
                               1,141,024                      633,933                    400,369         1,787,670

                        The shareholders ratified the appointment of Deloitte & Touche as the Company's Auditors' for the fiscal year ending December 31, 1997. The following table sets forth the information regarding the voting on the proposal:


                        VOTES CAST FOR PROPOSAL             VOTES WITHHELD             ABSTENTIONS              NOT VOTED
                        -----------------------             --------------             -----------              ---------

                                3,222,704                         160                       0                    740,132


                        The shareholders authorized the Directors to fix the Auditors' remuneration. The following table sets forth the information regarding the voting on the proposal:

                        VOTES CAST FOR PROPOSAL      VOTES CAST AGAINST PROPOSAL       ABSTENTIONS        NOT VOTED
                        -----------------------      ---------------------------       -----------        ---------
                                3,222,864                          0                        0              740,132


           ITEM 5.      OTHER INFORMATION

                        None.

           ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                        A) EXHIBITS

                           Exhibit 11.1 Computation of Earnings (loss) per Common Share.

                        B) REPORTS ON FORM 8-K

                           On July 1, 1997, the Registrant filed a report on Form 8-K announcing the completion of the Registrant's acquisition of Alliance Systems, Incorporated and incorporating by reference the Registrant's financial statements and pro forma financial information contained in the Registrant's registration statement on Form F-4 (No. 333-07010).

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MDSI MOBILE DATA SOLUTIONS INC.


Date:    August 14, 1997             By:      /s/ ERIK DYSTHE
                                              ---------------------------------
                                     Name:    Erik Dysthe
                                     Title:   Chairman and Chief Executive
                                              Officer




Date:    August 14, 1997             By:      /s/ VERNE D. PECHO
                                              ---------------------------------
                                     Name:    Verne D. Pecho
                                     Title:   Vice President Finance &
                                              Administration and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                         MDSI MOBILE DATA SOLUTIONS INC.

                                  EXHIBIT INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997





EXHIBIT 11.1
COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE.............................21