Form 10-Q
period 1997-09-30
MDSI MOBILE DATA SOLUTIONS INC
filed 1997-11-14
CIK 935497

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________.

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



       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


           The number of outstanding shares of the registrant's common stock, no par value, at September 30, 1997 was 6,402,518.
================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets .............................. 3

                 Condensed Consolidated Statements of Operations
                 and Retained Earnings (Deficit)  ................................... 4

                 Condensed Consolidated Statements of Cash Flows .................... 5

                 Notes to the Condensed Consolidated Financial Statements ........... 6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND  RESULTS OF OPERATIONS ............................... 8


PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS ................................................. 17

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 17

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................... 17

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 17

        ITEM 5.  OTHER INFORMATION...................................................18

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 18


SIGNATURES       ................................................................... 19

EXHIBIT INDEX    ....................................................................20

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


                                                         AS AT
                                              ---------------------------
                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1997          1996
                                              ------------   ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                 $  6,414,219   $ 20,207,019
    Accounts receivable, net
       Trade                                    10,799,293     15,264,175
       Unbilled                                 12,771,324      2,811,561
    Work in progress                             1,548,344      1,515,099
    Prepaid expenses                             1,208,274        148,597
    Deferred income taxes                        2,789,322        149,767
                                              ------------   ------------
                                                35,530,776     40,096,218
CAPITAL ASSETS, NET                              3,819,634      1,958,758
INTANGIBLE ASSETS, NET                           6,687,903      3,516,782
                                              ------------   ------------
TOTAL ASSETS                                  $ 46,038,313   $ 45,571,758
                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                          $  8,095,956   $ 10,704,035
    Accrued liabilities                         11,253,529      1,167,952
    Deferred revenue                             4,437,712      5,970,161
    Notes payable                                       --        428,424
    Current portion of long term debt              211,156        391,000
    Current obligations under capital leases        40,625         54,767
                                              ------------   ------------
                                                24,038,978     18,716,339
LONG-TERM DEBT                                     296,324             --
OBLIGATIONS UNDER CAPITAL LEASES                        --         19,710
                                              ------------   ------------
TOTAL LIABILITIES                               24,335,302     18,736,049
                                              ------------   ------------
STOCKHOLDERS' EQUITY
    Common stock                                42,547,838     30,681,176
    Special warrants                                    --      3,925,100
    Treasury stock                                (122,743)      (122,743)
    Retained earnings (deficit)                (20,722,084)    (7,647,824)
                                              ------------   ------------
                                                21,703,011     26,835,709
                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 46,038,313   $ 45,571,758
                                              ============   ============


            See notes to condensed consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                            ---------------------------   ---------------------------
                                                1997           1996           1997           1996
                                            ------------   ------------   -------------  ------------
REVENUE
    Software and services                   $  9,175,389   $  6,134,847   $ 27,450,138   $ 12,643,623
    Terminals and infrastructure               1,358,967      2,233,808      7,878,285      2,233,808
    Third party products and services          5,236,191      6,496,071     15,442,091      7,220,437
    Maintenance and support                    1,032,661        732,541      2,529,286      1,910,407
                                            ------------   ------------   ------------   ------------
                                              16,803,208     15,597,267     53,299,800     24,008,275
DIRECT COSTS                                  14,425,235     10,049,560     35,322,991     13,482,195
                                            ------------   ------------   ------------   ------------
GROSS PROFIT                                   2,377,973      5,547,707     17,976,809     10,526,080
                                            ------------   ------------   ------------   ------------
OPERATING EXPENSES
    Research and development                   1,870,392      1,310,996      5,112,770      2,819,033
    Sales and marketing                        3,452,724      1,785,734      8,474,126      3,830,497
    General and administrative                 1,795,928        951,271      4,600,321      2,009,332
    Restructuring cost                         1,145,152             --      1,145,152             --
    Amortization of intangible assets            238,101        143,718        599,062        187,693
    Acquired research and development                 --             --     10,002,982      8,523,363
                                            ------------   ------------   ------------   ------------
                                               8,502,297      4,191,719     29,934,413     17,369,918
                                            ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS)                       (6,124,324)     1,355,988    (11,957,604)    (6,843,838)
OTHER INCOME                                     135,421         31,364        268,973         51,933
                                            ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE TAX PROVISION            (5,988,903)     1,387,352    (11,688,631)    (6,791,905)
RECOVERY OF (PROVISION FOR) INCOME TAXES          43,040       (344,816)    (1,385,629)      (463,297)
                                            ------------   ------------   ------------   ------------
NET INCOME (LOSS) FOR THE PERIOD              (5,945,863)     1,042,536    (13,074,260)    (7,255,202)

RETAINED EARNINGS (DEFICIT), BEGINNING OF
PERIOD                                       (14,776,221)    (9,931,433)    (7,647,824)    (1,633,695)
                                            ------------   ------------   ------------   ------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD  $(20,722,084)  $ (8,888,897)  $(20,722,084)  $ (8,888,897)
                                            ============   ============   ============   ============

PRIMARY EARNINGS (LOSS) PER COMMON SHARE    $      (0.88)  $       0.21   $      (1.99)  $      (1.42)
                                            ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING            6,774,782      5,116,527      6,585,168      5,116,527
                                            ============   ============   ============   ============


            See notes to condensed consolidated financial statements

                               MDSI MOBILE DATA SOLUTIONS INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (EXPRESSED IN CANADIAN DOLLARS)
                                         (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ---------------------------
                                                             1997           1996
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period                     $(13,074,260)  $ (7,255,202)
    Items not affecting cash:
        Depreciation and amortization                       1,540,636        617,830
        Deferred income taxes                                (238,264)       324,278
        Acquired research development                      10,002,982      8,523,363
        Changes in non-cash operating working
          capital items                                    (5,703,035)    (4,711,000)
                                                         ------------   ------------
    Net cash used in operating activities                  (7,471,941)    (2,500,731)
                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                1,013,484         24,740
    Repayment of long-term debt                            (3,299,646)      (246,200)
    Repayment of loan notes                                  (428,424)            --
    Proceeds from special warrants                                 --      3,925,100
    Repayment of capital leases                               (33,853)       (34,399)
                                                         ------------   ------------
    Net cash provided by (used in) financing
      activities                                           (2,748,439)     3,669,241
                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of MDSI UK                                         --     (1,089,973)
    Acquisition of Alliance                                (1,892,426)            --
    Acquisition of capital assets                          (1,679,994)      (560,121)
                                                         ------------   ------------
    Net cash used in investing activities                  (3,572,420)    (1,650,094)
                                                         ------------   ------------
NET CASH OUTFLOW                                          (13,792,800)      (481,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             20,207,019      1,921,799
                                                         ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  6,414,219   $  1,440,215
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1997, the Company issued 280,000 common shares and 280,000 common share purchase warrants on the conversion of 280,000 special warrants without additional consideration. Also, during the nine months ended September 30, 1997, the Company acquired all of the issued and outstanding shares of Alliance Systems, Incorporated ("Alliance") for $9,116,828. Consideration consisted of 347,750 common shares of the Company and payments of $2,188,750, including cash of $1,892,426 (US$1,367,869) and unsecured notes in the principal amount of $296,324 (US$214,219).

During the nine months ended September 30, 1996, the Company acquired all of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. ("MDSI UK") for $10,616,023. Consideration consisted of cash payments of $1,089,973 and convertible notes in the amount of $9,526,050


            See notes to condensed consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

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

    (c)  Recent pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which established new standards for computing and presenting earnings per share. With SFAS 128, Primary earnings per share will be replaced by Basic earnings per share which is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 also requires dual presentation of Basic and Diluted earnings per share on the face of the income statement with a reconciliation of the numerator and denominator of the Basic earnings per share to that of the Diluted earnings per share. SFAS 128 will be effective for fiscal and interim periods ending after December 15, 1997. If SFAS 128 had been adopted during the three months ended September 30, 1997 and 1996, Basic earnings (loss) per share would have been $(0.93) and $0.26, respectively. If SFAS 128 had been adopted during the nine months ended September 30, 1997 and 1996, Basic earnings (loss) per share would have been ($2.11) and $(1.81), respectively. Diluted earnings per share would not have been significantly different than Primary earnings (loss) per common share as reported in these financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted on January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of SFAS 130 on the Company's financial statements is not expected to be material.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted on January 1, 1998. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information in interim reports to shareholders. The impact of SFAS 131 on the Company's financial statements is not expected to be material.

         In October 1997, the American Institute of Certified Public Accountants issued a Statement of Position, Software Revenue Recognition (SOP 97-2), which provides guidance in applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The impact on the Company's financial statements is not expected to be material.

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

Estimated fair value of net assets acquired:

Current assets                     $ 1,737,363
Capital assets                       1,117,328
Deferred income taxes                2,401,290
Other assets                            27,287
                                   -----------
                                     5,283,268
                                   -----------
Current liabilities                  6,833,045
Long-term debt                       3,111,690
                                   -----------
                                     9,944,735
                                   -----------
Acquired research and development   10,002,982
Goodwill                             3,775,313
                                   -----------
                                   $ 9,116,828
                                   ===========

    The results of operations of Alliance have been consolidated from April 17, 1997. The following pro forma information presents the results of operations of the Company as if the MDSI UK and Alliance acquisitions were combined at the beginning of the respective periods presented:


                                      Nine months ended
                                        September 30,
                                  ------------------------
                                     1997          1996
                                  -----------   -----------
Revenue                           $54,496,893   $44,368,819
                                  ===========   ===========
Net income (loss)                 $(4,404,182)  $   961,874
                                  ===========   ===========
Earnings (loss) per common share  $     (0.65)  $      0.18
                                  ===========   ===========


3.  PROVISION FOR RESTRUCTURING AND CHANGES IN ESTIMATES TO COMPLETE

    During the three months ended September 30, 1997, the Company recorded a one-time charge of $6,371,192 (net of tax recoveries of $217,724) including $1,145,152 with respect to restructuring of certain operations and $5,226,040 due to changes in estimates to complete certain contracts entered into by its MDSI UK operations which existed prior to the Company's acquisition of MDSI UK.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

           Prior to 1996, the Company achieved a gross margin of 60-70% on its consolidated revenue. The gross margins achieved on revenue from MDSI UK during the three years prior to the MDSI UK acquisition ranged from 62.6% to 21.2%. As a result, the Company expects that its consolidated gross margins in future periods will be lower than those achieved prior to the MDSI UK acquisition and that changes in the mix of these revenues in any period will result in significant fluctuations in direct costs, gross profits, operating results and other items expressed as a percentage of revenue.

           The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, delays due to and difficulties associated with the introduction of new products, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations and financial condition. During the three months ended September 30, 1997, the Company experienced delays in the signing or implementation of certain contracts resulting in a reduction in revenue and net earnings relative to the previous period. The Company's contracts are generally cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, operating results and financial condition. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

EFFECTS OF ACQUISITIONS

These condensed consolidated financial statements of the Company reflect the acquisitions of Alliance Systems, Incorporated ("Alliance") effective April 17, 1997 and MDSI UK on June 28, 1996. These acquisitions have been accounted for using the purchase method.

The Company acquired MDSI UK on June 28, 1996. MDSI UK develops, markets, implements and supports mobile workforce management application software, wireless connectivity software, wireless data network equipment, mobile computing devices and related in-vehicle equipment used by customers principally in the taxi, courier and roadside recovery markets. The acquisition resulted in the write-off of $8.5 million associated with acquired research and development. During the three months ended September 30, 1997, the Company recorded a one-time charge of $5.6 million related to its MDSI UK operations. Of this amount, $400,000 relates to severance and other restructuring costs and $5.2 million relates to increases in estimates to complete certain contracts which existed prior to the Company's acquisition of MDSI UK. As the acquisition was completed at the end of the second quarter in 1996, the Company's results of operations for the nine months ended September 30, 1996 include only the results of operations of MDSI UK for the three months ended September 30, 1996.

On April 17, 1997, the Company entered into an agreement to acquire Alliance which was completed July 1, 1997. Alliance is a supplier of mobile workforce management solutions to the utility, public safety and cable markets. The acquisition resulted in the write-off of $10.0 million associated with acquired research and development. The Company's results of operations for the nine months ended September 30, 1997 include only the results of operations of Alliance from April 17, 1997.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                Three months ended September 30,        Nine months ended September 30,
                                                --------------------------------        -------------------------------
                                                      1997              1996                 1997              1996
                                                --------------     -------------        -------------     -------------
REVENUE
  Software and services.....................         54.6%             39.3%                 51.5%             52.7%
  Terminals and infrastructure..............          8.1              14.3                  14.8               9.3
  Third party products and services.........         31.2              41.6                  29.0              30.1
  Maintenance and support...................          6.1               4.8                   4.7               7.9
                                                --------------     -------------        -------------     -------------
                                                    100.0             100.0                 100.0             100.0

DIRECT COSTS                                         85.8              64.4                  66.3              56.2
                                                --------------     -------------        -------------     -------------
GROSS PROFIT                                         14.2              35.6                  33.7              43.8
                                                --------------     -------------        -------------     -------------
OPERATING EXPENSE
  Research and development..................         11.1               8.4                   9.6              11.7
  Sales and marketing.......................         20.5              11.4                  15.9              16.0
  General and administrative................         10.7               6.1                   8.6               8.4
  Restructuring.............................          6.8                 -                   2.1                 -
  Amortization of intangible assets.........          1.4               0.9                   1.1               0.8
  Acquired research and development.........            -                 -                  18.8              35.5
                                                --------------     -------------        -------------     -------------
                                                     50.5              26.8                  56.1              72.4
                                                --------------     -------------        -------------     -------------
OPERATING INCOME (LOSS)                             (36.3)              8.8                 (22.4)            (28.6)

OTHER INCOME                                          0.6               0.1                   0.5               0.3
                                                --------------     -------------        -------------     -------------
INCOME (LOSS) BEFORE TAX PROVISION                  (35.7)              8.9                 (21.9)            (28.3)

RECOVERY OF (PROVISION FOR) INCOME TAXES              0.3              (2.2)                 (2.6)             (1.9)
                                                --------------     -------------        -------------     -------------
NET INCOME (LOSS) FOR THE PERIOD                    (35.4)%             6.7%                (24.5)%           (30.2)%
                                                ==============     =============        =============     =============

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

            Revenue. Revenue increased by $1.2 million (7.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. During the three months ended September 30, 1997, the Company experienced delays in the signing or implementation of certain contracts resulting in a reduction in revenue relative to the previous period.

            Software and services revenue increased by $3.0 million (49.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase is due primarily to the acquisition of Alliance in April 1997 and additional revenue from customers in both the telecommunications and utility markets.

            Terminals and infrastructure revenue decreased by $875,000 (39.2%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease is due primarily to changes in estimates to complete certain pre-existing contracts in the MDSI UK operations and the resulting delays in delivery of terminals. Terminals and infrastructure revenue is derived from the MDSI UK operations.

            Third party products and services revenue decreased by $1.3 million (19.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Third party products and services revenue primarily represents revenue earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services. These third party products typically include host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

            Maintenance and support revenue was $1.0 million for the three months ended September 30, 1997 as compared to $723,000 for the three months ended September 30, 1996. Maintenance and support revenue has increased primarily due to the acquisition of Alliance. In addition, such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

            Direct Costs. Direct costs were 85.8% of revenue for the three months ended September 30, 1997 as compared to 64.4% for the three months ended September 30, 1996. The increase in direct costs as a percentage of revenue relates primarily to the increases in estimates to complete certain pre-existing contracts in the MDSI UK operations. Under the percentage of completion method used to recognize revenue on fixed price contracts, where it has been determined that a contract will be completed at a loss based upon changes in estimates to complete, the Company is required to recognize the full amount of such losses in the period that the loss is determined. During the three months ended September 30, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses on such pre-existing contracts in the MDSI UK operations due to changes in estimates to complete. Excluding these contracts, the Company's direct costs were 54.7% of revenue for the three months ended September 30, 1997.

            Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.

            Gross Margins. Gross margins were 14.2% of revenue for the three months ended September 30, 1997 as compared to 35.6% for the three months ended September 30, 1996. After adjusting for the margins on the pre-existing contracts in the MDSI UK operations, the Company's gross margins were 45.3% of revenue for the three months ended September 30, 1997. The increase in adjusted gross margins is due primarily to the relative increase in software and services which typically have a higher margin and a corresponding decrease in revenue relating to third party products and services and terminals and infrastructure in the MDSI UK operations which typically have a lower margin.

           The Company is in the process of implementing several changes associated with the pricing, product specifications and implementation of contracts within MDSI UK that are intended to improve gross margins on software and services. The Company anticipates that these changes will not significantly affect gross margins until completion of pre-existing contracts. There can be no assurance that the procedures implemented by the Company will result in improvements to the gross margins from the MDSI UK operations.

           Research and Development. Research and development expenses were 11.1% of revenue for the three months ended September 30, 1997 and 8.4% of revenue for the three months ended September 30, 1996. Total research and development expenditures for the three months ended September 30, 1997 of $1.9 million represents an increase of $559,000 (42.6%) as compared to the same period in 1996. The increase in research and development expenses in 1997 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

           Sales and Marketing. Sales and marketing expenses were 20.5% of revenue for the three months ended September 30, 1997 and 11.4% of revenue for the three months ended September 30, 1996. This represents an increase of $1.7 million (93.3%) as compared to the same period in 1996. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

           General and Administrative. General and administrative expenses were 10.7% of revenue for the three months ended September 30, 1997 and 6.1% of revenue for the three months ended September 30, 1996. Total general and administrative expenses of $1.8 million represents an increase of $845,000 (88.9%) for the three months ended September 30, 1997 as compared to the same period in 1996. The increase was due primarily to the inclusion of costs associated with Alliance and the continued hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that the dollar amount of its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

           Restructuring Costs. During the three months ended September 30, 1997, the Company incurred costs of $1.1 million associated with the restructuring of its MDSI UK and Kansas operations. These costs include severance and related provisions for future costs as a result of the restructuring.

           Other Income. Other income was $135,000 for the three months ended September 30, 1997 as compared to $31,000 for the three months ended September 30, 1996. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations.

           Income Taxes. The Company provided for income taxes on earnings for the three months ended September 30, 1997 at the rate of 28.2%, after adjusting for the amortization of intangible assets and the recovery of income taxes related to restructuring costs and losses on certain pre-existing contracts in the MDSI UK operations. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

           Revenue - Revenue increased by $29.3 million (122%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase in revenue is due to revenue contributed by Alliance and MDSI UK during the nine months ended September 30, 1997 of $20.1 million and the continued growth of existing businesses.

           Software and services revenue increased by $14.8 million (117%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase is due primarily to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively, and additional revenue from customers in both the telecommunications and utility markets.

           Terminals and infrastructure revenue increased by $5.6 million (253%) for the nine months ended September 30, 1997 due to the inclusion of revenue from the MDSI UK operations for the full nine months ended September 30, 1997 compared to the results only being included for the same period in 1996 subsequent to the acquisition of MDSI UK at the end of June 1996. Terminals and infrastructure revenue is derived from the MDSI UK operations.

           Third party products and services revenue increased by $8.2 million (114%) for the nine months ended September 30, 1997 compared the nine months ended September 30, 1996. Third party products and services revenue primarily represents revenue earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

           Maintenance and support revenue was $2.5 million for the nine months ended September 30, 1997 as compared to $1.9 million for the nine months ended September 30, 1996. Maintenance and support revenue has increased primarily due to the acquisitions of Alliance and MDSI UK. In addition, such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide.


           Direct Costs - Direct costs were 66.3% of revenue for the nine months ended September 30, 1997 as compared to 56.2% for the nine months ended September 30, 1996. The increase in direct costs as a percentage of revenue relates primarily to the increases in estimates to complete relating to certain pre-existing contracts in the MDSI UK operations. Under the percentage of completion method used to recognized revenue on fixed price contracts, where it has been determined that a contract will be completed at a loss based upon changes in estimates to complete, the Company is required to recognize the full amount of such losses in the period that the loss is determined. During the nine months ended September 30, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses on such pre-existing contracts in the MDSI UK operations due to changes in estimates to complete. Excluding these contracts, the Company's direct costs 56.5% of revenue for the nine months ended September 30, 1997.

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


           Gross Margins. Gross margins were 33.7% of revenue for the nine months ended September 30, 1997 as compared to 43.8% for the nine months ended September 30, 1996. After adjusting for the margins on the pre-existing contracts in the MDSI UK operations, the Company's gross margins were 43.5% of revenue.

           The Company is in the process of implementing several changes associated with the pricing, product specifications and implementation of contracts within MDSI UK that are intended to improve gross margins on software and services. The Company anticipates that these changes will not significantly affect gross margins until completion of existing contracts. There can be no assurance that the procedures implemented by the Company will result in improvements to the gross margins from the MDSI UK operations.

           Research and Development. Research and development expenses were 9.6% of revenue for the nine months ended September 30, 1997 and 11.7% of revenue for the nine months ended September 30, 1996. Total research and development expenditures for the nine months ended September 30, 1997 of $5.1 million represents an increase of $2.3 million (81.4%) as compared to the same period in 1996. The increase in research and development expenses in 1997 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

           Sales and Marketing. Sales and marketing expenses were 15.9% of revenue for the nine months ended September 30, 1997 and 16.0% of revenue for the nine months ended September 30, 1996. This represents an increase of $4.6 million (121%) as compared to the same period in 1996. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

           General and Administrative. General and administrative expenses were 8.6% of revenue for the nine months ended September 30, 1997 and 8.4% of revenue for the nine months ended September 30, 1996. Total general and administrative expenses of $4.6 million represents an increase of $2.6 million (129%) for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase was due primarily to the inclusion of costs associated with Alliance and MDSI UK and the hiring of additional accounting and administrative personnel to support the Company's growth. In addition, the Company expects that the dollar amount of its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

           Restructuring Costs. During the nine months ended September 30, 1997, the Company incurred costs of $1.1 million associated with the restructuring of its MDSI UK and Kansas operations. These costs include severance and related provisions for future costs as a result of the restructuring.

           Other Income. Other income was $269,000 for the nine months ended September 30, 1997 as compared to $52,000 for the nine months ended September 30, 1996. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations

           Income Taxes. The Company provided for income taxes on earnings for the nine months ended September 30, 1997 at the rate of 30.3%, after adjusting for the amortization of intangible assets, acquired research and development costs and the recovery of income taxes related to restructuring costs and losses on certain pre-existing contracts in the MDSI UK operations. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

LIQUIDITY AND CAPITAL RESOURCES

           The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At September 30, 1997, the Company had cash and cash equivalents of $6.4 million and working capital of $11.5 million.

           Cash used in operating activities was $7.5 million for the nine months ended September 30, 1997 compared to $2.5 million for the nine months ended September 30, 1996. The outflow of cash from operating activities, after adding back depreciation and amortization and acquired research and development costs of $1.5 million and $10.0 million, respectively is due to a net decrease in non-cash working capital items of $5.7 million. The net decrease in non-cash operating working capital items of $5.7 million is due primarily to a net increase in trade and unbilled accounts receivable of $3.8, a net increase of $1.1 million relating to prepaid and other assets and a decrease in deferred revenue of $1.5 million.

           Cash used in financing activities of $2.7 million during the nine months ended September 30, 1997 relates to proceeds from common shares issued for $1.0 million pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan, net of repayments for the remaining loan notes from the MDSI UK acquisition, certain long-term debt and capital leases for $428,000, $3.3 million and $34,000 respectively. In addition, during the nine months ended September 30, 1997, the Company issued 280,000 common shares and 280,000 common share purchase warrants on the conversion of 280,000 special warrants. The Company received no additional consideration on the conversion of the special warrants.

           In connection with the acquisition of Alliance effective April 17, 1997, the Company issued 347,750 Common Shares and paid $2,188,750 (US$1,582,088), consisting of cash payments of $1,892,426 (US$1,367,869) and unsecured notes of $296,324 (US$214,219) which bear interest at a rate of 6.07% and mature on January 1, 1999. This acquisition was completed on July 1, 1997. Concurrent with the completion of the acquisition on July 1, 1997, the Company closed Alliance's operating line of credit and repaid the outstanding balance of US$850,000. In addition, the Company repaid certain other outstanding debt of Alliance during the three months ended September 30, 1997 in the amount of US$1.9 million.

           Cash used in investing activities was $3.6 million for the nine months ended September 30, 1997 as compared to $1.7 million for the nine months ended September 30, 1996. Total investing activity during the nine months ended September 30, 1997 consisted of cash payments of $1.9 million on behalf of the Alliance acquisition and purchases of capital assets for $1.7 million, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

           Existing sources of liquidity at September 30, 1997 include $6.4 million of cash and cash equivalents and funds available under the Company's operating line of credit. During the nine months ended September 30, 1997, the Company increased its borrowing capacity under this line of credit whereby it may now borrow up to a limit of $5 million. At September 30, 1997, US$200,000 of such amount was committed to securing the Company's obligations under outstanding letters of credit and approximately $61,000 was committed to securing obligations under certain foreign exchange forward contracts. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. From time to time, the Company draws on the line of credit for general working capital requirements related to its operations.

           The Company believes that it has sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company may use cash to fund other acquisitions of businesses or products complementary to the Company's business although the Company has no plans to do so. The Company has no material additional commitments other than operating leases. The Company may look to obtain additional equity or debt financing to fund future growth or other investing activities. Any additional equity or debt financing may or may not be available on attractive terms, or at all, and may be dilutive to current or future shareholders.

PART II -OTHER INFORMATION

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


         ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                   a) SALES OF UNREGISTERED SECURITIES

                      During the nine months ended September 30, 1997, the Company issued 280,000 common shares and 280,000 share purchase warrants on the conversion of 280,000 special warrants for no additional consideration. Five share purchase warrants entitle the holder to acquire an additional common share of the Company at a price of $14.90 per share until July 4, 1998.

                      The special warrants were offered and sold in June and July 1996 in reliance upon the exemption from Registration provided by Rule 903 of Regulation S and Rule 506 of Regulation D under the Securities Act of 1933.

                   b) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

                      On November 25, 1996, the Company completed an initial public offering of its common shares and on March 4, 1997, reported its use of proceeds thereon Form S-R. There has been no change in the information required by paragraphs
                      (f) (2) through (f) (4) of Item 701 of Regulation S-K from that previously reported on Form S-R, except as follows with respect to the Company's use of proceeds from the initial public offering.

                      The net proceeds of $26,476,306 (US$19,352,092), after
                      deducting previously reported expenses, were utilized as follows as of September 30, 1997:

                      Repayment of loan notes                    $ 8,643,298
                      Repayment of Alliance indebtedness           3,299,646
                      Investment in Alliance                       1,892,426
                      Short-term investments                       2,500,000
                      Working capital including cash              10,140,936
                                                                 ------------
                                                                 $26,476,306
                                                                 ============

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                   None.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None.

         ITEM 5.   OTHER INFORMATION

                   None.

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                   a) EXHIBITS

                      Exhibit 11.1 Computation of Earnings (loss) per Common Share.

                   b) REPORTS ON FORM 8-K

                      On September 12, 1997, the Registrant filed a report on Form 8-K regarding the announcement of the one-time charges relating to the restructuring of certain acquired operations and reflecting the increase in estimated costs to complete certain contracts entered into by MDSI UK which existed prior to the Registrant's acquisition of MDSI UK.

SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MDSI MOBILE DATA SOLUTIONS INC.


Date:   November 14, 1997       By:    /s/ KENNETH R. MILLER
                                       ---------------------------------------
                                Name:  Kenneth R. Miller
                                Title: President




Date:   November 14, 1997       By:    /s/ VERNE D. PECHO
                                       ---------------------------------------
                                Name:  Verne D. Pecho
                                Title: Vice President Finance & Administration
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                         MDSI MOBILE DATA SOLUTIONS INC.

                                  EXHIBIT INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997





EXHIBIT 11.1

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE........................   21