Form 10-K405
period 1997-12-31
MDSI MOBILE DATA SOLUTIONS INC
filed 1998-03-31
CIK 935497

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-28968
                            ------------------------

                        MDSI MOBILE DATA SOLUTIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CANADA                                       NOT APPLICABLE
         (JURISDICTION OF INCORPORATION                          (I.R.S. EMPLOYER
                OR ORGANIZATION)                               IDENTIFICATION NO.)

                       SUITE 135 -- 10551 SHELLBRIDGE WAY
                          RICHMOND, BRITISH COLUMBIA,
                                 CANADA V6X 2W9
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (604) 270-9939

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      None                                             None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON SHARES, NO PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 27, 1998 was approximately US $52,881,400. The number of the Registrant's Common Shares outstanding as of March 27, 1998 was 6,476,347.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to Part III of this Form 10-K: (1) Proxy Statement to be filed for registrant's 1997 Annual Meeting of Stockholders.

                 Exhibit Index Appears at Page
================================================================================

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward-looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors."

                                     PART I

ITEM 1: BUSINESS

THE COMPANY

     MDSI develops, markets, implements and supports mobile workforce management solutions for use in the field service, delivery and public safety industries. The Company's products include market-specific applications, wireless connectivity software and related network and mobile computing equipment. These products are used by a wide variety of companies with substantial mobile workforces, such as utility and telecommunications companies, taxi services and courier companies and public safety and roadside recovery organizations. When used in conjunction with public and private wireless data communications networks, MDSI's products provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. In addition, these products enable the Company's customers to cost-effectively communicate with their mobile workers, while simultaneously enabling the mobile workforce to interface with their corporate information system on a real-time basis.

     The first generation of the Company's core product for the utility market, Advantex-Utility, was originally developed by MDI Mobile Data International Inc. ("MDI"), which was acquired by Motorola Inc. ("Motorola") in 1988. The Company's predecessor, MDSI Mobile Data Solutions Canada Inc. ("MDSI Canada"), was formed to acquire the Advantex-Utility 4.0 and certain other assets of the Mobile Data Division of Motorola Canada Limited, a wholly-owned subsidiary of Motorola.

     In December 1995, as part of its strategy to broaden its technology base and product offerings, the Company, MDSI Canada and TelSoft Mobile Data Inc. ("TelSoft") completed a plan of arrangement (the "Plan of Arrangement") under the Company Act (British Columbia). Prior to the Plan of Arrangement, TelSoft held a 60% interest in MDSI Canada. As part of the Plan of Arrangement, the Company acquired: (i) all of the outstanding shares of TelSoft in exchange for 1,828,387 Common Shares of the Company and the assumption of $797,000 principal amount of convertible debentures (the "Convertible Debentures") previously issued by TelSoft, and (ii) all of the outstanding shares of MDSI Canada, other than those shares of MDSI Canada already owned by TelSoft, in exchange for 2,160,000 Common Shares of the Company. Following the acquisition, TelSoft was merged with and into MDSI Canada. The acquisition by the Company of MDSI Canada has been accounted for as a reorganization of assets under common control. Accordingly, the Company is deemed to be a continuance of MDSI Canada subsequent to the Plan of Arrangement, and the historical accounting basis of MDSI Canada has been carried forward. The acquisition of TelSoft has been accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Acquisitions".

     In June 1996, the Company acquired all of the outstanding share capital of MDSI Mobile Data Solutions (UK) Ltd ("MDSI UK"), formerly Spectronics MicroSystems Limited, for aggregate consideration of $10,616,023, including L500,000 (Cdn$1,089,973) in cash on closing and L4,500,000 ($9,526,050)
aggregate principal amount of secured convertible notes (the "Notes"). In November 1996, Notes in the aggregate principal amount of L417,003 ($882,753) were converted into 55,263 Common Shares. On December 4, 1996, Notes in the aggregate principal amount of L3,870,940 ($8,214,874) were paid as scheduled and the balance was repaid in January 1997. The acquisition of MDSI UK has been accounted for by the Company under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Acquisitions."

     In July 1997, the Company acquired all of the outstanding share capital of Alliance Systems, Incorporated ("Alliance") for aggregate consideration of $9,116,828, including 347,750 Common Shares and US$1,582,088 ($2,188,750)
consisting of cash of US$1,367,869 ($1,892,426) and US$214,219 ($296,324) of
unsecured promissory notes. The notes bear interest at 6.07% and mature on January 1, 1999. The acquisition of Alliance has been accounted for under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Acquisitions."

     Pursuant to the Plan of Arrangement, the Company was incorporated in September 1995 under the Canada Business Corporations Act ("CBCA") as 3181910 Canada Inc. The Company changed its name to MDSI Mobile Data Solutions Inc. in December 1995. Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at Suite 135, 10551 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W9, and its telephone number at that location is (604) 270-9939.

BACKGROUND

     Organizations within the field service, delivery and public safety industries are highly dependent upon their mobile workforces to deliver and support their respective products and services. The field service industry is composed of a number of market segments, such as the utility, telecommunications, cable and other general field service repair markets, in which mobile workers principally provide repair, maintenance, installation and other services for customers. The delivery industry is composed of a number of market segments, such as the taxi, courier and roadside recovery markets, in which mobile workers are engaged in the movement of people and goods. The public safety industry is composed of the police, fire and ambulance markets in which mobile workers provide law enforcement, emergency and medical services.

     Companies with mobile workers face a common challenge of collecting, communicating and processing information in a manner that permits the efficient management of a geographically dispersed workforce. Historically, these organizations have managed and supported their mobile workers by communicating information through wireline or voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion. In addition, because such systems cannot transmit or receive data, organizations that rely on voice radio systems are able to communicate only limited amounts of information to mobile workers in the field, and such workers are unable to directly access software applications or electronic information available on the corporate information system. In the utility market, for example, service orders have traditionally been distributed on paper to field service workers at the beginning of each day at a regional dispatch location. If one worker encountered difficulties and fell behind in service visits, there was no efficient mechanism for the dispatch center to gather this information and redistribute the workload to another available worker. Because of the limited amount of information which could be transmitted between the office and the mobile worker using traditional voice communications systems, workers had to return to the office at the end of each day and submit written reports for entry into the corporate information system by other employees, thus increasing cost, introducing delay and increasing the likelihood of inaccuracy. If a report was inaccurate or illegible, either the report had to be rewritten or the service visit repeated.

     Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and general field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. In the utility market, for example, mobile data communications systems allowed immediate data transmission from the field worker to the central office, thus reducing paperwork and the need for manual data entry in the central office, and improving the timeliness and accuracy of management reports. In addition, the development of software applications, such as automated dispatch, permitted organizations to locate and allocate field personnel on a real-time basis. Mobile data communication systems also enhanced the productivity of mobile workers by providing remote access to network applications and job-related information, such as account histories, credit information and technical data.

     Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that the low rate of adoption was attributable to the high cost of establishing private radio networks, the difficulty of obtaining radio spectrum for such networks, the high cost and limited functionality of early mobile computing devices and the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures. Additionally a lack of industry-specific application software which effectively addressed the needs of mobile workers limited the cost-effectiveness of early systems.

     The Company believes that significant trends in the regulatory environment, numerous technological advances and a recent significant increase in competitive pressures have reduced many of these limitations and have accelerated, and will continue to accelerate, the adoption of mobile data solutions by the field service, delivery and public safety industries. Deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks, such as ARDIS and RAM, are now widely available in North America, and similar networks are available in Europe and the Asia Pacific region. Increasing competition among these networks and the emergence of new wireless communication services, provided by organizations such as AT&T, Ameritech Mobile Communication and others, has resulted in greater availability of wireless networks and lower costs to subscribers. Consequently, mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that the convergence of these trends will increase the likelihood of adoption of mobile data solutions by companies in the field service, delivery and public safety industries. See "Forward-Looking Statements."

THE MDSI SOLUTION

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets in the field service, delivery and public safety industries to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable organizations in the field service and delivery industries to effectively communicate with, manage and support their mobile workers.

     MDSI's solutions include the Advantex family of applications and wireless connectivity software products designed for the field service, delivery and public safety industries. MDSI's software products provide applications for the automation of business processes, such as service order generation, scheduling and assignment, as well as wireless applications, such as work order dispatch, real-time status updates, service and credit authorization, two-way messaging and remote database access. MDSI products also include equipment for private mobile radio data networks, mobile computing devices and ancillary equipment for selected vertical markets and in certain geographic regions. MDSI's products are combined with professional services, such as implementation planning, project management, software configuration, software customization, training and ongoing technical support and software maintenance to effectively address a customer's mobile workforce management requirements. Where appropriate, MDSI also provides third party products and services as part of a complete mobile data solution. MDSI also offers general consulting services to organizations evaluating the costs and benefits of implementing mobile workforce management systems, as well as organizations evaluating wireless industry software products and technologies.

     MDSI's products are scaleable to address the needs of both small and large organizations. For example, MDSI's Advantex-Utility product has been sold for applications intended to support as few as 70 and as many as 7,000 mobile workers. MDSI's products are also modular so that a solution can be implemented in phases and expanded to satisfy an organization's evolving information requirements. MDSI's products are designed to interface with a variety of public and private mobile data networks, including PCS networks and satellite-based data transmission networks, and are compatible with a variety of operating platforms, computer networks and in-house applications.

MDSI STRATEGY

     MDSI's objective is to be the leading provider of mobile workforce management solutions in its selected markets. MDSI's strategy encompasses the following key elements:

     Leverage core capabilities to develop configurable products. MDSI has substantial experience and expertise in (i) software application development for vertical markets; (ii) wireless and wireline communications technology and systems; (iii) a variety of computer platforms and operating environments; (iv) the technical issues associated with integrating corporate information systems; and (v) the business and operating issues in planning, managing and installing complex business solutions for vertical markets. The Company utilizes these core capabilities to develop configurable products that can be scaled and expanded to meet a customer's specific requirements, enhancing its ability to deliver and install products on a timely and cost-efficient basis.

     Increase penetration of existing vertical markets. MDSI is a leading provider of mobile workforce management solutions for the utility, taxi, telecommunications, courier and cable markets. MDSI intends to further penetrate these markets by developing new products, by incorporating enhancements and increasing functionality into its existing products by providing high quality professional services and by continuing to provide its customers with superior service and support. See "Forward-Looking Statements."

     Develop new vertical markets. MDSI intends to continue to expand into carefully selected new vertical market segments within the field service, delivery and public safety industries through internal product development or the acquisition of complementary products or market expertise. MDSI believes that its core technologies and multi-market expertise will enable it to cost-effectively develop high quality products for these selected new markets. In 1996, for example, MDSI committed resources to developing products for telecommunications companies and is currently developing products for public safety organizations.

     Leverage key marketing relationships. To market its products to a wider variety of potential customers, MDSI has developed and continues to develop key relationships with a select number of companies world-wide to resell or market MDSI's products as part of an integrated solution and, in certain circumstances, to provide consulting, integration or after-sales product support. The Company believes that these relationships will enhance the distribution of MDSI products worldwide and improve MDSI's ability to provide integrated solutions, particularly for customers in international markets. See "Forward-Looking Statements."

     Expand global presence. As a result of recent acquisitions, MDSI has operations in Canada, the United States and the United Kingdom. At the present time, each of these operations principally markets and sells only those products developed and supported by that operation. In order to more fully realize the benefits of its international presence, the Company intends, where appropriate, to expand its sales and technical support programs to permit each of the Company's operations to market, sell and support all of the Company's product offerings. See "Forward-Looking Statements."

     Continue to provide superior customer service. The Company believes that superior customer service and support is critical to maintaining long-term customer relationships and the Company's reputation in the marketplace. MDSI believes that its extensive experience in the development, integration and support of mobile workforce management solutions enables it to provide a high level of customer service. As part of this effort, MDSI provides its customers with a comprehensive array of services, including software and documentation updates, telephone support, product maintenance and back-up system support. MDSI intends to continue to invest in focused customer service efforts. See "Forward-Looking Statements."

MARKETS

     The Company markets its products and services within the field service, delivery and public safety industries. The Company evaluates new markets based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets.

     Field Service Industry. The field service industry consists of organizations having significant numbers of mobile workers who provide various customer services outside of the office. The Company believes that increasing competition is forcing field service companies to focus on the efficiency and quality of their customer service operations. The Company's principal vertical markets within the field service industry are the utility, telecommunications and cable markets. MDSI also provides products for other segments of the field service industry, such as companies engaged in the maintenance and repair of office and medical equipment.

     Utilities. The utilities market targeted by the Company primarily consists of gas and electric companies. Industry sources indicate that there are approximately 4,100 gas and electric companies in the United States. The Company has traditionally targeted the distribution operations within a utility. The Company believes, however, that such operations generally account for only a portion of the total number of a utility's mobile workers, with the balance attributable to mobile workers engaged in sales, construction, engineering and management functions. As a result, the Company believes that there is an opportunity to increase sales to existing customers and generate incremental revenue. MDSI's products have been implemented or are being implemented in approximately 60 gas and electric utilities located in the United States, Canada and the United Kingdom.

     In the United States, the production and supply of natural gas and electric power has been regulated primarily by the Federal Energy Regulatory Commission (the "FERC"). In recent years, the FERC has implemented rules designed to transfer certain areas of regulatory authority from the FERC to state utility commissions and to encourage competition in the supply and delivery of energy resources. As a result of these regulatory changes and other anticipated regulatory developments, the Company believes that gas and electric utilities are facing new competitive pressures and are seeking ways to reduce costs and improve the quality of their customer service. See "Forward Looking Statements."

     Telecommunications. The telecommunications market consists of providers of local, long-distance and wireless communication services worldwide. Although only a few such companies have adopted mobile data solutions to date, the Company believes that a number of major telecommunications companies are evaluating the need for such a system. The Company believes that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels. See "Forward-Looking Statements." The Company has installed or has a contract to supply its products to eight telecommunication companies worldwide, including two divisions of AT&T, Tele Danmark A/S, Polish Telecom and Telesp of Brazil.

     Cable. The cable market targeted by the Company consists of providers of cable television services principally in North America and Europe. In North America, over 75% of the subscriber base is under the control of the ten largest multiple service operators. Changes in the regulatory environment and technological developments, such as satellite television have led to the introduction of significant competition in the cable market. Technological advances have also led to the development of new services utilizing the cable infrastructure, allowing cable operators to provide high-speed Internet access and basic telephony to subscribers. The Company believes that growing competition and the introduction of new services will lead cable operators to adopt mobile data solutions to improve their competitiveness, efficiency and level of customer service. See "Forward-Looking Statements." Although several major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. The Company has installed or has a contract to supply its products to four major cable operators: Comcast Corp., MediaOne, Inc. and Adelphia Communications Corporation in the United States and Rogers Cablesystems Ltd. in Canada.

     Public Safety Industry. The public safety industry consists of federal, state and local agencies that provide police, fire, medical and other emergency services. The public safety industry was one of the first vertical industries to adopt mobile data technology. As a result, the Company believes that many organizations in the public safety industry are now poised to upgrade their original mobile data systems with new technology that provides increased capabilities over the first generation systems. See "Forward-Looking Statements." The Company has installed one Advantex-Public Safety product with the North Carolina State Highway Patrol.

     Delivery Industry. The delivery industry consists of organizations engaged in the movement of people and goods. MDSI believes that companies in this industry generally require real-time, two-way transmission of information between the central office and the most appropriate field worker for the job, and that updating status information from each mobile worker is vital for effective fleet command and control in a constantly changing environment.

     Taxi. The taxicab market is characterized by the need to provide flexible scheduling, efficient use of vehicles and the ability to accept multiple forms of payment, including account card settlement and on-line credit card systems. The Company believes that most major cities worldwide are serviced by at least two competing taxi organizations. The Company has marketed its products primarily to taxi service providers in Europe and the Asia Pacific region, and currently has supplied or has contracts to supply its products to ten taxi service providers within these regions.

     Courier. The courier market is characterized by the need for accurate, real-time communications between the dispatcher and courier to facilitate rapid allocation of parcel pick-up requests, provide up-to-the-minute tracking of domestic and international parcel shipments and improve the timing of parcel deliveries. The Company believes that most major cities worldwide are serviced by at least two competing courier organizations. The Company has marketed its products primarily to courier organizations in Europe, the Middle East and the Asia Pacific region and currently has supplied or has contracts to supply its products for 19 installations within these regions, including systems in 17 countries with DHL. In June 1997, MDSI entered into an agreement with Airborne Freight Corporation of Seattle, Washington ("Airborne Express"), for the supply of mobile workforce management software and project consulting services for an initial pilot implementation in one Airborne Express facility.

     Roadside Recovery. The roadside recovery market includes services such as tow-truck and automobile association services. This market is characterized by the need for real-time accurate messaging between the fleet and dispatch operations. Vehicle status and location data is required to allow the dispatcher to respond in a timely fashion to emergency situations. The Company believes that most major cities worldwide are serviced by a minimum of one automobile association and two competing tow-truck services. The Company has marketed its products to the roadside recovery organizations in Europe and the Asia Pacific region and currently has supplied or has contracts to supply its products to three roadside recovery organizations within these regions.

CUSTOMERS AND APPLICATIONS

     The Company's customers vary in size from small local service companies to large regional and international organizations. During the years ended December 31, 1997 and 1996, one U.S. utility company accounted for 11% and 35%, respectively of the Company's consolidated revenue. In the years ended December 31, 1997, 1996 and 1995, approximately 36%, 67% and 64%, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue. In the years ended December 31, 1997, 1996 and 1995 revenue derived from sales outside of North America accounted for 32%, 31% and 36% of the Company's total revenue, respectively. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See
"Business -- Risk Factors -- Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."

PRODUCTS

     The Company currently offers mobile workforce management solutions focused on six targeted industries: utility, telecommunications, field service, taxi, courier and public safety. The Company's products automate processes such as appointment scheduling, work load distribution, service order dispatching, real-time status updating, credit card authorization and database access, and replace voice radio and paper-based communications with wireless exchanges of information and messages between mobile users and remote database and dispatch centers.

  FIELD SERVICE INDUSTRY

     Advantex-Utility. Advantex-Utility is the Company's core product for the utility industry. Advantex-Utility provides the dispatcher with real-time service order information ("en route," "on site" or "job complete") and field service representative information (the number and location of service orders assigned, completed and outstanding) facilitating the effective management of the mobile work force. Numerous alerts are built into the system, including an alert to notify a dispatcher of a service order appointment which is in jeopardy of being missed. Employing mobile computing devices, field service representatives have significantly reduced paperwork. Advantex-Utility can be seamlessly integrated with an organization's LAN or WAN to provide real-time updates to other applications, such as inventory and billing systems. Advantex-Utility's modular design allows a utility company to configure a solution to its specific requirements. Building on the core Advantex-Utility functionality, optional Advantex-Utility modules include:

     Map-based Dispatching. This module provides a geographic view of a dispatcher's area of responsibility, enabling dispatchers to visualize complex relationships in making dispatch decisions. This application is especially useful when a dispatcher is not familiar with the territory being managed.

     Order Scheduling System ("OSS"). This module allows a call taker to schedule a customer's service request, based upon the customer's location, the skills required to perform the requested services and the customer's preferred appointment time. This module will suggest alternative appointment times if a customer's appointment preference is not available.

     Workload Distribution System. This module automatically assigns and distributes all incoming service orders to individual field service representatives when they sign on to their mobile computing device. Multiple factors are incorporated into this module, including the field services representative's skills and availability, as well as estimated travel and job completion times.

     Call Ahead. This module automatically calls the customer's telephone and a message is sent to the field service representative indicating whether the telephone is answered, busy, or machine answered, thus allowing the field service representative to determine if the customer is available to meet their appointment.

     Advantex-Telecommunications. Advantex-Telecommunications is the Company's core product for the telecommunications industry. This product provides the dispatcher with real-time work order information ("en route," "on site" or "job complete") and field service representative information (number and location of work order assigned, completed and outstanding) facilitating the effective and timely management of field service resources. Advantex-Telecommunications is designed to be integrated into other telecommunications enterprise applications such as telephone line testing, inventory and billing and may be interfaced to existing customer service systems (mainframe or non-mainframe) that generate work orders or provide data required by telecommunications company operations personnel. The Advantex-Telecommunications product is also marketed to the cable industry. Additional features of the Advantex-Telecommunications product include:

     Least Cost Routing. This module, currently under development, integrates third party software which will provide relevant traffic information such as one-way streets, traffic patterns, bridges, and other parameters into the dispatch system. Least Cost Routing will then transmit to a field service representative's mobile computer the directions to their next service appointment. Assignment of a new service order may result in a re-sequencing of existing orders to achieve maximum routing efficiencies.

     The additional functionality provided by the Map-based Dispatching OSS, Workload Distribution System and Call Ahead modules of Advantex-Utility described above is also available for the Advantex-Telecommunications product.

     Advantex-Field Service. Advantex-Field Service is a general field service management system targeted to non-utility and non-telecommunications segments of the field service industry. Advantex-Field Service's core dispatch functionality allows service calls to be entered, displayed, printed and updated. The dispatch function allows work to be assigned, re-assigned, re-scheduled or canceled. A summary of the service schedule can be displayed for any day or week. A dispatcher has access to all customer information (by name, telephone number, customer number or equipment identifier) including the ability to access terms of agreements and view dispatch times, current field worker locations and schedules.

  DELIVERY INDUSTRY

     Advantex-Taxi. Advantex-Taxi is an automated taxi management system designed for medium and large taxicab companies which permits call takers to enter customer calls and automatically identify the most appropriate taxicab taking into account customers special requests. Advantex-Taxi utilizes a zone-based call assignment algorithm or, optionally, a global positioning system ("GPS") technology to identify the closest cab and determine the appropriate radio frequency to optimize radio channel usage. Once a request has been accepted by the driver, all pertinent information is transmitted via a wireless network to the driver's mobile computer. The driver updates the application with various status indicators including "passenger on board," "soon to clear" and "passenger disembark." Advantex-Taxi incorporates numerous modules allowing a taxicab organization to configure a solution to its specific requirements including:

     Billing System. This module processes major credit cards, debit cards, smart cards, taxi company account cards and the international Cabcharge taxi card. The billing system may be integrated to the company's accounting system, and configured dependent on the tax laws, taxi regulations and the accounting application being used by the company.

     Scheduling & Ride Sharing. The Company is currently developing this module enabling a taxi company to offer a service where a number of passengers from different pick-up points and going to different destinations can share the same taxi. Scheduling software is provided to match each customer to the appropriate taxi in a way which minimizes unproductive mileage, journey time and customer waiting time.

     Other optional modules include the ability to activate specifically designed display units such as electronic roof-top signs to display customer names or request numbers for waiting passengers, taxi-fare display, and electronic driver pagers to alert drivers of pending requests when the drivers may be temporarily out of their vehicles.

     Advantex-Courier. Advantex-Courier provides a dispatch application that can be connected to the in-house tracking and billing package used by courier customers. Advantex-Courier facilitates the tracking, allocation, dispatch and redistribution of pick-up and drop-off information. The Advantex-Courier application is currently being upgraded for a Windows architecture with added features that will allow it to be used as a stand-alone system, or to be configured for connection to existing systems. Advantex-Courier incorporates numerous modules allowing a courier organization to configure a solution to their specific requirements. A key Advantex-Courier module is Advantex-Tracking.

     Advantex-Tracking is a tracking application for the delivery industry which enables real-time tracking of vehicles using integral GPS. In-vehicle GPS receivers are used to constantly update the driver's mobile computer with location information. The location and vehicle identification information is transmitted to the dispatch computer facilitating real-time tracking of an organization's entire fleet. Vehicles are displayed on-screen as icons and upon multi-layered maps which are capable of greater detail as each layer is accessed. Advantex-Tracking interfaces with other modules allowing an organization to configure a solution to their specific requirements.

  PUBLIC SAFETY INDUSTRY

     Advantex-Public Safety. The Advantex-Public Safety product is a mobile data solution for the public safety industry. The software provides connectivity between statewide networks and databases and wireless networks. The solution consists of a message switch and a mobile device software application. The message switch allows multiple agencies to access the system, provides optional computer aided dispatch (CAD) interface for each agency and provides the ability to access state and national databases. The Company has installed the Advantex-Public Safety product with the North Carolina Highway Patrol.

     The Advantex-Public Safety product is able to control multiple public safety agencies from one platform infrastructure. Once the original system is installed within a government agency, other agencies can be added to the system without procuring a new system. An incremental license fee is charged for each agency and mobile data terminal added to the system.

  OTHER PRODUCTS

     Advantex-Enterprise. The Advantex-Enterprise family of inter-networking software products provides high speed, cost effective, enterprise-wide connectivity solutions across multiple wireless and wireline data networks. This software technology provides for the integration of existing wireline-based computing environments with the most prevalent wireless networks. Advantex-Enterprise allows users to integrate wireless and wireline data applications in a marketplace where no connectivity or interpretability standards are currently defined. MDSI markets the Advantex-Enterprise product primarily to its existing customers.

     The Advantex-Enterprise product consists of both the open message service
(OMS) and open message client (OMC) software components. OMS is a UNIX-based messaging solution providing bridge, router and gateway functionality. OMC is a Windows product providing wireless and wireline data access for PC compatible mobile computing devices.

     Mobile Computing Devices. The Company's offers several mobile computing devices that work in conjunction with a software application to meet the needs of the delivery industry. The mobile computers have a range of optional accessories that enhance their functionality. The S645 MDT was developed for roadside recovery, taxi and courier companies operating on private networks and can be adapted to meet specific customer requirements. The S650 MDT and S850 MDT mobile computing devices interface to the S650M Intelligent Modem to provide in-vehicle computer processing capability for the delivery industry. These mobile computing devices can be used with a variety of public and private wireless communications networks. The S850 MDT is the Company's premium level mobile computing device comprising a powerful processing unit with a large graphical display screen.

     S650M Intelligent Modem. The S650M Intelligent Modem may be used in conjunction with either the S650 MDT or S850 MDT or other input or display units to provide intelligent processing and wireless communications ability on private mobile networks. The unit is expandable to include GPS and other on-board functionality. All operation is controlled from the connected mobile computer, PC or other intelligent device. It is expandable and has space for an additional board and/or GPS electronics, to allow for upgrading.

     Private Network Infrastructure. The Company's two radio data networks include a 1.9 Kb fully error-corrected system for voice and data transmission and a 8 Kb system for specialized applications requiring faster response times.

PROFESSIONAL AND CUSTOMER SUPPORT SERVICES

     The Company provides a complete range of specialized professional and customer support services to assist its clients in implementing and using MDSI's products effectively. Typically, contracts for the sale of the Company's software include implementation planning, project management, software configuration, software customization, installation, education and training, technical support and ongoing maintenance. The Company believes providing high quality, cost-effective professional services facilitates effective implementation of the

Company's products and fosters a strong relationship with the customer that often leads to future orders for MDSI products and services.

  PROFESSIONAL SERVICES

     The Company's professional services personnel facilitate the implementation and optimization of the Company's products. A professional services engagement usually lasts for six to twelve months and involves working with the client in planning, specification and implementation of its products. During the planning phase of the engagement, MDSI's personnel work closely with customer representatives to prepare a detailed project plan that includes a timetable, resource requirements, milestones, training requirements and demonstrations of product capabilities.

     During the specification phase of the professional services engagement, MDSI's professional services personnel work with the customer to specify the exact MDSI products and system configuration. MDSI personnel also work with the customer to design the technology infrastructure, specify the business processes and formats for those elements of the products that are configurable, define business processes and formats for the elements that are custom designed and establish the procedure for implementation of the product. MDSI personnel also develop and recommend modifications to the customer's business processes to improve the performance of the MDSI software and reduce or eliminate the need for customization.

     During the final phase of implementation, MDSI personnel complete configuration of the software products, complete project customization, finalize product installation and develop end-user documentation and other technical and business processes required to integrate the MDSI products into the client's environment. MDSI personnel also work with the client to develop and test custom features and various interfaces to corporate networks, wireless networks and other corporate information systems.

  CUSTOMER SUPPORT

     The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, typically on an annual basis, that take effect on the expiration of the product warranty. At December 31, 1997, the Company had 46 customer support personnel, of whom 20 were located in Canada, 14 in the United States, 7 in the United Kingdom, 3 in Singapore and 2 in Copenhagen.

PRODUCT DEVELOPMENT

     The mobile workforce management industry is characterized by rapid technological change and increasing user requirements. Accordingly, the Company must be able to provide new products and to modify and enhance existing products on a timely and continuing basis in order to be competitive. To accomplish this objective, the Company's strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, the Company may acquire complementary technology developed by third parties for integration into the Company's products.

     The Company believes that its highly qualified software development personnel provide MDSI with a significant competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in the design and development of specialized mobile computing devices, as well as radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner.

     As of December 31, 1997, MDSI's technical and engineering staff, supporting both product development and professional services, consisted of 234 employees, including 117 employees based at its Richmond, British Columbia headquarters, 59 employees based primarily at its Itasca, Illinois facility and other locations in the United States and 58 employees based at its Cambridge, England facility.

     During the years ended December 31, 1997, 1996 and 1995, the Company's total expenditures for product development were $6.5 million, $4.4 million, and $2.0 million, respectively, reflecting 9.3%, 9.7%, and 21.1% of the Company's revenue, respectively. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. See "Forward-Looking Statements."

SALES AND MARKETING

     The Company markets its products and services through its direct sales force and certain strategic remarketing arrangements. The Company's sales personnel, who are knowledgeable about the technological components of wireless applications and current industry and enterprise-specific application issues, work in teams that specialize in each of the targeted vertical markets. The Company's sales personnel employ their expertise to develop long-term consultative relationships with customers in order to identify the needs of the customer and provide specific and effective solutions. To date, substantially all of the Company's revenue has been generated by direct sales activities.

     At December 31, 1997, the Company's sales, marketing and technical support group consisted of 60 employees, with 30 based out of the Company's Richmond, British Columbia facility, 12 based out of its Itasca, Illinois facility, 11 based out of its Cambridge, England facility and 7 based out of various other international locations.

     In March 1996, the Company entered into a nonexclusive remarketing arrangement with IBM (the "IBM Remarketing Arrangement") which provides that IBM may, but is not obligated to, remarket MDSI products to IBM's customers in the United States and Canada. The Company has recently concluded an agreement with IBM EMEA (Europe, Middle East, Africa) to expand the terms of the IBM Remarketing Agreement to the IBM EMEA region and is negotiating with IBM to expand the arrangement to all IBM regions worldwide. The IBM Remarketing Arrangement may be terminated by either party upon 90 days notice. The Company intends to continue developing similar marketing relationships in each of its vertical markets in the future. See "Business -- Risk Factors -- Dependence Upon Marketing Relationships."

COMPETITION

     The markets for mobile workforce management applications, wireless connectivity software, mobile data network equipment and mobile computing devices are highly competitive. Numerous factors affect the Company's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (both server and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support.

     Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. The Company expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. In addition, a small number of the Company's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements.

     Certain of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition, operating results and cash flows.

     The Company believes that in the utility and telecommunications industry segments the most important competitive factors are the reputation of the supplier and their proven record in implementing wireless data solutions. The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitors for telecommunications customers are Bellcore and Lucent Technologies Inc. The Company believes that the principal competitive factors in the field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, the Company's principal competitors are Astea International Inc. and Metrix Inc. The Company's principal competitors in the cable market are Bellcore and MobileForce Technologies, Inc. (formerly Ubiquinet, Inc). See "Forward-Looking Statements."

     The Company believes that the principal competitive factors in the taxi markets in Europe and the Asia Pacific region are the functionality of products and an understanding of the needs of the taxi operators. In Europe, the Company's principal competitors in the taxi market are Indelco, Oslo Taxi, Finn Frogne, Auriga (United Kingdom), Axijest (France), Tadiran (Israel), H&W (Germany) and Mikrotek (Italy). In the Asia Pacific region, the Company's principal competitors are Raywood, Sig-tec and GMIS. The Company believes that the principal competitive factors in the courier market are the configurability of products and an understanding of the courier industry. The Company's principal competitors in the courier market are MobileRadio, BT Syntegra and Dynamic Transport Management. See "Forward-Looking Statements."

     MDSI primarily competes in the public safety market with Cerulean, PRC, Tiberon Systems, and New World Systems. Many of MDSI's competitors have a more established reputation in the public safety market. In many of the large public safety opportunities, MDSI subcontracts to a large prime contractor serving as the overall system integrator. MDSI is currently used as a subcontractor for public safety installations by Motorola.

EMPLOYEES

     As of December 31, 1997, the Company had 378 full-time employees and contractors, including 234 in technical and engineering, 60 in sales, marketing and technical support, 46 in customer support and 38 in management, finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good. In 1997, the Company sold certain non-core assets relating to its Advantex-Field Service products for the PC DOS and IBM AS/400 operating systems. In connection with these dispositions, the Company terminated 14 employees at its Kansas facility and is in the process of closing the office at this location.

RISK FACTORS

     The Company's business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased competition, changes in the demand for the Company's products and services, the cancellation of contracts, the timing of new product announcements and introductions, changes in pricing policies by the Company and its competitors, delays in the introduction of products or enhancements by the Company, expenses associated with the acquisition of products or technology from third parties, the mix of sales of the Company's products and services and third party products, seasonality of customer purchases, personnel changes, the mix of international and North American revenue, tax policies, foreign currency exchange rates and general economic conditions. Also, it is not currently determinable what effect the recent acquisitions of MDSI UK and Alliance (the "Acquired Companies") will have on the Company's results of operations and cash flows.

     The Company relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. MDSI UK, the Company's U.K. subsidiary that was acquired in 1996, has experienced, and is continuing to experience, significant problems in the implementation of certain contracts, including large contracts for certain taxi customers. As a result of these difficulties, which include problems associated with managing project implementation, defining project specifications, and estimating project costs, MDSI UK has experienced substantial cost over-runs and delays in the recognition of revenue and delays in the implementation of subsequent contracts. In addition, the Company from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. Because the Company recognizes revenue on a percentage of completion method, delays in completion of certain contracts have caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. There can be no assurance that the Company will be able to complete current projects or implement future systems on a timely and cost-effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

     Since the Company is unable to forecast with certainty the receipt of orders for its products and services and the Company's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of the Company's expenses vary with its revenue. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative resources. Based upon all of the foregoing factors, the Company believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. The Company may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require the Company to reduce its prices or invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods, or that it will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Shares would likely be materially adversely affected. See "Forward-Looking Statements."

     Commencing in 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 1997 and 1996, 23.7% and 33.7%, respectively, of the Company's revenue was attributable to third party products and services. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. In addition, since the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

     Certain of the vertical markets targeted by the Company include industries with implementation requirements that vary seasonally. For example, utility companies in North America generally have decreased implementation activity in winter months when such utilities face their greatest consumer demand. As a result, the Company's results of operations may also vary seasonally, and such variation may be significant.

LENGTHY SALES CYCLES

     The purchase of a mobile workforce management solution is often an enterprise-wide decision for prospective customers and requires the Company to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company's products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, the Company has recently experienced an increase in the time necessary to complete the negotiation and signing of some contracts with its larger customers.

DEPENDENCE ON LARGE CONTRACTS AND CONCENTRATION OF CUSTOMERS

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 1997, 1996 and 1995, approximately 36%, 67% and 64%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the years ended December 31, 1997 and 1996, one customer accounted for 11% and 35%, respectively, of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

     The size of a contract for a particular customer can vary substantially depending on whether the Company is providing only its own products and services or is also responsible for supplying third party products and services. The Company recognizes revenue using the percentage of completion method, which the Company calculates based on total costs incurred compared to total costs estimated by the Company for completion. Therefore, any significant increase in the costs required to complete a project, or any significant delay in a project schedule, could have a material adverse effect on that contract's profitability and because of the size of each contract, on the Company's overall results of operations. MDSI UK, the Company's U.K. subsidiary, has experienced, and is continuing to experience, significant problems in the implementation of certain contracts, including large contracts for certain taxi customers. As a result of these difficulties, which include problems associated with managing project implementation, defining project specifications and estimating project costs, MDSI UK has experienced substantial cost over-runs and delays in the recognition of revenue and delays in the implementation of subsequent contracts. Should the Company be unable to improve MDSI UK's operations and, in particular, ensure that MDSI UK is able to adequately perform on its existing significant contracts, the Company's operating results, cash flows and ability to obtain additional projects in important markets could be adversely affected. In addition, the Company from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. The Company's contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts would affect the timing of the Company's cash flows and could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Any significant failure by the Company to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

POTENTIAL FLUCTUATIONS IN BACKLOG

     The Company's backlog consists of a relatively small number of large contracts relating to sales of its mobile workforce management and wireless connectivity software and related equipment and services, and sales of third party products and services. Due to the long, complex sales process and the mix of sales of the Company's products and services and third party products and services, the Company's backlog may fluctuate significantly from period-to-period. In addition, under the terms of the Company's contracts, customers may elect to terminate their contracts with the Company at any time after notice to the Company or to delay certain aspects of installation. Due to the relative size of a typical contract compared to the Company's annual and quarterly revenue, a termination or installation delay of one or more contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Contracts for software maintenance and support are generally renewable every year and are subject to renegotiation upon renewal. There can be no assurance that the Company's customers will renew their maintenance contracts or that renewal terms will be as favorable to the Company as existing terms.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES; INCREASED EXPENSES

     The Company commenced operations in February 1993 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. Due to non-recurring charges of $6.4 million,(including $1.1 million with respect to restructuring certain operations and $5.3 million due to changes in estimates to complete certain contracts in the UK operations), taken in September 1997, restructuring and reorganization charges of $2.0 million and $688,374, respectively, (in connection with the reorganization of the Company and the acquisition of TelSoft) taken in December 1995, and expenses of $8.5 million and $10.0 million for acquired research and development (in connection with the acquisitions of MDSI UK in June 1996 and Alliance effective April 1997, respectively), the Company realized net losses of $11.5 million, $6.0 million, and $1.5 million in the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company had an accumulated deficit of $19.2 million. Although the Company has experienced revenue growth in recent years, there can be no assurance that, in the future, the Company will realize revenue growth or be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. A relatively high percentage of the Company's expenses is typically fixed in the short term as the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows would be materially adversely affected. In addition, in view of the Company's recent revenue growth, the rapidly evolving nature of its business and markets, the Company's limited operating history and the recent acquisitions, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

INTEGRATION OF ACQUISITIONS

     The Company completed the acquisition of TelSoft in December 1995, the acquisition of MDSI UK in June 1996 and the acquisition of Alliance effective April 17, 1997. The Company has no significant history of operations on a combined basis with the Acquired Companies. The acquisitions of the Acquired Companies have involved, and may continue to involve, numerous risks, including risks associated with the assimilation of operations, technologies and products of the Acquired Companies, the delivery of products and services required under contracts previously entered into by MDSI UK, unexpected liabilities, the diversion of management attention from other concerns, the entry into markets in which the Company has little or no direct prior experience, dilutive issuances of equity securities, the potential loss of key employees and the use of cash and other resources that would otherwise be available for the ongoing development of the Company's business. MDSI UK has experienced, and is continuing to experience, significant problems in the implementation of certain contracts, including large contracts for certain taxi customers. As a result of these difficulties, which include problems associated with managing project implementation, defining project specifications and estimating project costs. MDSI UK has experienced substantial cost over-runs and delays in the recognition of revenue and delays in the implementation of subsequent contracts. While the Company has established reserves to cover additional costs associated with these problems, there can be no assurance that these reserves will be adequate to cover such costs.

     There can be no assurance that the Company will be able to effectively integrate the operations of the Acquired Companies into the Company's overall operations, that the anticipated benefits of the acquisitions of the Acquired Companies will be realized or that the Acquired Companies will have a positive impact on the Company's results of operations. In addition, the Company has restructured certain aspects of the operations of the Acquired Companies. As a result, the Company believes that the historical financial information presented in this report is not necessarily indicative of the results that would have been obtained had the acquisitions of the Acquired Companies occurred prior to the commencement of the periods covered herein and that such information should not be relied upon as an indication of future performance. The results of operations of MDSI UK and Alliance have also fluctuated in the past and are likely to continue to fluctuate from period-to-period due to factors similar to those that have affected the Company.

     The Company may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to the Company's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of expenses related to goodwill and other intangible assets and write-off of restructuring costs and acquired research and development costs, all of which could materially and adversely affect the Company's financial condition, results of operations and cash flows.

NEW PRODUCT DEVELOPMENT

     The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. The Company's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products.

MANAGEMENT OF GROWTH

     Since its inception, the Company has experienced rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from nine employees in Canada in February 1993 to 378 employees located in Canada, the United States, the United Kingdom and other international locations at December 31, 1997. In addition, the acquisitions of the Acquired Companies have increased the number of products the Company supports and markets, as well as the number of vertical markets into which it sells products and the geographical areas in which the Company operates. The Company believes that continued growth in the number and complexity of products and in the number of personnel will be required to maintain the Company's competitive position. The Company's rapid growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage recent and future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

DEPENDENCE ON KEY PERSONNEL

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. The Company intends to hire a significant number of additional technical and sales personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees, or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

DEPENDENCE ON SELECTED VERTICAL MARKETS

     Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. Although the Company has sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets, during the years ended December 31, 1997 and 1996, the utility market accounted for over 50% of the Company's revenue. The Company anticipates that a significant portion of its future revenue will also be generated by sales of products to the taxi and telecommunications markets. A decline in demand for the Company's products in the utility, taxi or telecommunications markets as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

DEPENDENCE ON MARKETING RELATIONSHIPS

     The Company's products are marketed by the Company's direct field sales force as well as by resellers. The Company's existing agreements with resellers of its products are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company's existing resellers will continue to provide the level of services and technical support necessary to provide a complete solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of these resellers, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers with the technical, industry and application experience required to market the Company's products successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company expects that it may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. To the extent that such joint ventures are not successful, there could be a material adverse effect on the Company's business, financial condition, operating results and cash flows.

COMPETITION

     The markets for mobile workforce management applications, wireless connectivity software, mobile data network equipment and mobile computing devices are highly competitive. Numerous factors affect the Company's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (both server and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support.

     Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. The Company expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. In addition, a small number of the Company's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements.

     Certain of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

     The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitors for telecommunications customers are Bellcore and Lucent Technologies Inc. The Company's principal competitors in the cable market are Bellcore and MobileForce Technologies, Inc. In the general field service market, the Company's principal competitors are Astea International Inc. and Metrix Inc. In the European taxi market, the Company's principal competitors are Indelco, OsloTaxi, Finn Frogne, Auriga (United Kingdom), Axijest (France), Tadiran (Israel), H&W (Germany) and Mikrotek (Italy). In the Asia Pacific region, the Company's principal competitors in the taxi market are Raywood, Sig-tec and GMIS. The Company's principal competitors in the courier market are MobileRadio, BT Syntegra and Dynamic Transport Management. In the public safety market, the Company's principal competitors are Cerulean, PRC, Tiberon Systems and New World Systems.

RISK OF PRODUCT DEFECTS

     Software products, including those offered by the Company, from time-to-time contain undetected errors or failures. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products. Such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

PROPRIETARY TECHNOLOGY

     The Company's success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has applied for trademark registration in the United States, Canada and several European countries for the MDSI and Advantex marks. Other than certain patents held or pending by MDSI UK, MDSI has not sought patent protection for its products. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products.

     Policing the unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that the Company's proprietary technology is infringed upon by unauthorized third parties.

     In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

DEPENDENCE ON THIRD PARTIES

     Certain contracts require the Company to supply, coordinate and install third party products and services. The Company believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier to provide a sufficient supply of parts and components or products and services in a timely manner could have a material adverse effect on the Company's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     Under certain of the Company's contracts, the Company supplies products and services to customers through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, the Company is at risk that events arise outside of the control of the Company that lead to a delay, cost over-run or cancellation of the prime contract may also result in a delay, cost over-run or cancellation of the Company's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

EXCHANGE RATE FLUCTUATIONS

     Because the Company's reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company has operations outside Canada and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. In addition, the Company does enter into foreign currency contracts under certain circumstances to reduce the Company's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. In addition, to the extent the Company has operations outside Canada, the Company is subject to the impact of foreign currency fluctuations and exchange rate charges on the Company's reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated into Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     In the years ended December 31, 1997, 1996 and 1995 revenue derived from sales outside of North America accounted for approximately 32%, 31% and 36%, respectively of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its continued growth and profitability will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition, operating results and cash flows.

PRODUCT LIABILITY

     The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company carries insurance coverage for product liability claims which it believes to be adequate for its operations.

CONCENTRATION OF STOCK OWNERSHIP; ANTI-TAKEOVER EFFECTS; INVESTMENT CANADA ACT

     The Company's directors, officers and their respective affiliates, in the aggregate, beneficially own approximately 32.6% of the outstanding Common Shares. As a result, these shareholders, if acting together, may be able to exercise significant influence over the Company and many matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may under certain circumstances also have the effect of delaying, deferring or preventing a change in control of the Company.

     An investment in the Common Shares of the Company which results in a change of control of the Company may, under certain circumstances, be subject to review and approval under the Investment Canada Act if the party or parties acquiring control is not a Canadian person (as defined therein). Therefore, the Canadian regulatory environment may have the effect of delaying, deferring or preventing a change in control of the Company.

     The Company is organized under the laws of Canada and, accordingly, is governed by the CBCA. The CBCA differs in certain material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers and similar arrangements, takeovers, shareholders' suits, indemnification of directors and inspection of corporate records.

     As a result of being a reporting issuer in certain provinces of Canada, the Company is required to file certain reports in such jurisdictions. As part of such reports, the Company is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs, acquired research and development costs, and the calculation of diluted earnings per common share. As a result, the Company's Consolidated Financial Statements included in this report may differ materially from the financial statements filed by the Company in Canada.

MARKET FOR THE COMMON SHARES; POTENTIAL VOLATILITY OF STOCK PRICE

     The trading prices of the Common Shares have been subject to wide fluctuations since trading of the Company's shares commenced in December 1995. There can be no assurance that the market price of the Common Shares will not significantly fluctuate from its current level. The market price of the Common Shares may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of the Common Shares. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

ITEM 2: PROPERTIES

     The Company occupies approximately 41,100 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The Company has entered into a ten year lease commencing December 1, 1998 for approximately 90,000 square feet of office space in Richmond, British Columbia. With the exception of approximately 6,000 square feet, all of the office space presently under lease in Richmond, British Columbia will, as a part of the lease arrangement, expire coincident with the occupation of the new leased space. The Company intends to seek to sub-let a portion of the space until such time as full occupancy is required. The Company also leases approximately 17,400 square feet of office space in Cambridge, England under a lease which terminates on April 8, 2004 and has an additional 3,000 square feet which terminates in March 2113. The Company also maintains offices in Overland Park, Kansas and Itasca, Illinois. The Overland Park office lease is for 7,682 square feet and terminates on January 31, 2001. The Company is currently attempting to sub-let this office space and is receiving a contribution of one-half of the monthly rent from the purchaser of the Kansas business division. The Itasca office lease is for 17,894 square feet and terminates on November 30, 1999.

ITEM 3: LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON SHARES

     The Company's Common Shares began trading on The Toronto Stock Exchange and on the Montreal Exchange under the symbol "MMD" on December 20, 1995 and began trading on the NASDAQ National Market System under the symbol "MDSIF" on November 26, 1996. Prior to December 20, 1995, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on The Toronto Stock Exchange and the NASDAQ National Market System with their equivalent U.S. dollar amounts where applicable.

                                                                              NASDAQ NATIONAL
                                        THE TORONTO STOCK EXCHANGE                MARKET
                                  ---------------------------------------   -------------------
                                       US$(1)                CDN$
                                  -----------------   -------------------
                                   HIGH       LOW       HIGH       LOW        HIGH       LOW
                                  -------   -------   --------   --------   --------   --------
1995
  Fourth Quarter (from December
     20, 1995)..................  US$7.20   US$6.27   Cdn$9.75   Cdn$8.50         --         --
1996
  First Quarter.................    10.68      5.66      14.63       7.75         --         --
  Second Quarter................    13.18      9.15      18.00      12.50         --         --
  Third Quarter.................    11.69      9.14      16.00      12.50         --         --
  Fourth Quarter................    17.00     11.20      23.00      15.15   US$17.50   US$14.88
1997
  First Quarter.................    20.35     15.01      27.80      20.50      20.13      15.88
  Second Quarter................    28.50     16.59      39.50      23.00      28.75      16.25
  Third Quarter.................    28.17     14.81      39.00      20.50      28.75      14.88
  Fourth Quarter................    22.52     14.78      32.00      21.00      23.00      14.25

---------------
(1) US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter.

     As of December 31, 1997 the Company had approximately 176 shareholders of record (including nominees and brokers holding street accounts), 61 shareholders of whom had addresses in the United States and who held 4,160,267 Common Shares, or 64.4% of the Company's outstanding Common Shares.

     The Company has never paid dividends on its Common Shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 1997, 1996 and 1995 and the years ended June 30, 1995 and 1994 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 and at June 30, 1995 and 1994 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Deloitte & Touche. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                                                     YEARS ENDED
                                                      YEARS ENDED DECEMBER 31,         JUNE 30,
                                                     ---------------------------   ----------------
                                                      1997      1996     1995(5)    1995      1994
                                                     -------   -------   -------   -------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue..........................................  $70,280   $45,143   $ 9,313   $ 8,000   $3,647
  Gross profit.....................................   26,921    16,822     6,303     5,250    2,617
  Operating income (loss)(1)(2)(3).................   (9,763)   (5,203)   (1,159)    1,588      574
  Net income (loss) for the year...................  (11,547)   (6,014)   (1,533)      993      230
  Diluted earnings (loss) per common share.........  $ (1.84)  $ (1.24)  $ (0.30)  $  0.19   $ 0.04
  Weighted average shares outstanding..............    6,261     4,855     5,117     5,117    5,117
US$ EQUIVALENT (4)
  Revenue..........................................  $50,588   $33,085   $ 6,803   $ 5,807   $2,711
  Gross profit.....................................   19,378    12,329     4,604     3,811    1,945
  Operating income (loss)(1)(2)(3).................   (7,027)   (3,813)     (847)    1,153      426
  Net income (loss) for the year...................   (8,312)   (4,408)   (1,120)      722      170
  Diluted earnings (loss) per common share.........  $ (1.32)  $ (0.91)  $ (0.22)  $  0.14   $ 0.03
  Weighted average shares outstanding..............    6,261     4,855     5,117     5,117    5,117

                                                                                               US$
                                                AT DECEMBER 31,           AT JUNE 30,     EQUIVALENT(4)
                                          ---------------------------   ---------------   DECEMBER 31,
                                           1997      1996     1995(5)    1995     1994        1997
                                          -------   -------   -------   ------   ------   -------------
BALANCE SHEET DATA:
  Cash and cash equivalents.............  $   110   $20,207   $ 1,922   $1,350   $  677      $    77
  Working capital.......................   13,655    21,380    (1,752)   2,164    1,697        9,557
  Total assets..........................   40,644    45,572     8,685    4,978    2,777       28,447
  Non-current liabilities...............      296        20       363    1,995    2,366          207
  Stockholders' equity..................   23,836    26,836       559      721     (273)      16,683

---------------
(1) Operating loss for the year ended December 31, 1997 includes non-recurring charges of $6,371,192 (US$4,585,984) including $1,145,152 (US$824,280) with respect to restructuring certain operations and $5,226,040 (US$3,761,704) due to changes in estimates to complete certain contracts entered into by its UK operations which existed prior to the Company's acquisition of MDSI UK.

(2) Operating loss for the years ended December 31, 1997 and 1996 includes non-recurring charges of $10,002,982 (US$7,200,146) and $8,523,363
    (US$6,229,726) as a result of acquired research and development costs relating to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively.

(3) Operating loss for the year ended December 31, 1995 includes non-recurring charges of $2,017,819 (US$1,490,765) and $688,374 (US$508,571) as a result of restructuring and reorganization costs, respectively, relating to the acquisition of TelSoft in December 1995.

(4) Solely for the convenience of the reader, Canadian dollar income statement amounts have been translated into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period, and Canadian dollar balance sheet amounts have been translated using the relevant period-end noon buying rate, as set forth in "Exchange Rates." These translations are not necessarily representative of the amounts that would have been reported if the Company had historically reported its financial statements in U.S. dollars. In addition, the rates utilized are not necessarily indicative of the rates in effect at any other time.

(5) In 1995, the Company changed its year end from June 30 to December 31. The results of operations for the year ended December 31, 1995 are restated to present the results for the entire twelve month period.

                                 EXCHANGE RATES

     The following table sets forth, for each period presented, the exchange rates at the end of such period, the average of the exchange rates on the last day of each month during the period and the high and low exchange rates for one Canadian dollar, expressed in U.S. dollars, based on the noon buying rate in New York City for cable transfers payable in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

                        U.S. DOLLARS PER CANADIAN DOLLAR

                                             YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------
                               1997        1996        1995        1994        1993
                             ---------   ---------   ---------   ---------   ---------
Period End.................  US$0.6999   US$0.7301   US$0.7323   US$0.7128   US$0.7544
Average....................     0.7198      0.7329      0.7305      0.7300      0.7729
High.......................     0.7487      0.7513      0.7527      0.7632      0.8046
Low........................     0.6945      0.7235      0.7023      0.7103      0.7439

     On December 31, 1997 the noon buying rate was Cdn$1.00 = US$0.6999. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The fourth paragraph under "Revenue", the second paragraph under "Gross Margins", and the paragraphs entitled "Research and Development", "Sales and Marketing", and "General and Administrative", in the section entitled "Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996" contain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles", "Dependence on Large Contracts and Concentration of Customers", "Limited Operating History; Increased Expenses", "Integration of Acquisitions" and "Competition."

     All financial information in this Annual Report is expressed in Canadian dollars unless otherwise noted.

OVERVIEW

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software and related network and mobile computing equipment for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications companies, taxi service providers, courier companies and roadside recovery organizations. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract; (iii) terminal and infrastructure equipment, consisting of mobile computing devices, related in-vehicle equipment and wireless data network equipment manufactured by the Company; and (iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

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

     Commencing in the third quarter of 1996, the Company began generating revenue from the sale of mobile computing and infrastructure equipment as a result of the acquisition of MDSI UK. The Company's contracts with customers in the taxi, courier and roadside recovery markets generally require the Company to provide mobile computing devices and wireless data communications network equipment. Revenue for these products is recognized at the time of transfer of title.

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance, product enhancement and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of twelve months and are invoiced either annually or monthly. Revenue for these services is recognized rateably over the term of the contract.

     Prior to 1996, MDSI typically supplied only the MDSI application and wireless connectivity software and related services as part of its contract with a customer. The portion of contracts requiring the supply of third party products and services was not material and was not separated for revenue purposes. Beginning in 1996, however, the Company was called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, or sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

     Prior to 1996, the Company achieved a gross margin of 60-70% on its consolidated revenue. The gross margins achieved on revenue from the MDSI UK operations during the three years prior to its acquisition by the Company ranged from 62.6% to 21.2%. In addition, since the commencement of sales of third party products and services in 1996, the Company has achieved gross margins of approximately 11.7% on revenue attributable to such products and services. Accordingly, the Company expects that its consolidated gross margins in future periods will be lower than those achieved by MDSI prior to the MDSI UK acquisition and that changes in the mix of these revenues in any period will result in significant fluctuations in direct costs, gross profits, operating results and other items expressed as a percentage of revenue.

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. The Company's contracts are generally cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. As a result of these and other factors, the Company's results of operations and cash flows have fluctuated in the past and may continue to fluctuate from period-to-period.

EFFECTS OF ACQUISITIONS

     The consolidated financial statements of the Company reflect the acquisitions of Alliance effective April 17, 1997 and MDSI UK on June 28, 1996. These acquisitions have been accounted for using the purchase method.

     The Company acquired MDSI UK on June 28, 1996. MDSI UK develops, markets, implements and supports mobile workforce management application software, wireless connectivity software, wireless data network equipment, mobile computing devices and related in-vehicle equipment used by customers principally in the taxi, courier and roadside recovery markets. The acquisition resulted in the write-off of $8.5 million associated with acquired research and development. As the acquisition was completed at the end of the second quarter in 1996, the Company's results of operations for the year ended December 31, 1996 include only the results of operations of MDSI UK for the six months ended December 31, 1996.

     On April 17, 1997, the Company entered into an agreement to acquire Alliance which was completed July 1, 1997. Alliance is a supplier of mobile workforce management solutions to the utility, public safety and cable markets. The acquisition resulted in the write-off of $10.0 million associated with acquired research and development. The Company's results of operations for the year ended December 31, 1997 include only the results of operations of Alliance from April 17, 1997.

     The Company has a limited history of operations on a combined basis with Alliance and MDSI UK. In addition, since the acquisition of Alliance and MDSI UK, the Company has restructured certain aspects of those operations. As a result, the financial information presented in this Annual Report is not indicative of the results that would have been obtained had the acquisitions occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Revenue:
  Software and services..............................  $ 39,358    $18,388    $ 8,584
  Terminals and infrastructure.......................    10,646      8,708         --
  Third party products and services..................    16,677     15,228         --
  Maintenance and support............................     3,599      2,819        729
                                                       --------    -------    -------
                                                         70,280     45,143      9,313
Direct costs.........................................    43,359     28,321      3,010
                                                       --------    -------    -------
Gross profit.........................................    26,921     16,822      6,303
                                                       --------    -------    -------
Operating expenses:
  Research and development...........................     6,540      4,357      1,964
  Sales and marketing................................    12,071      5,689      1,841
  General and administrative.........................     6,088      3,125        951
  Amortization of intangible assets..................       837        331         --
  Acquired research and development..................    10,003      8,523         --
  Restructuring costs................................     1,145         --      2,018
  Reorganization costs...............................        --         --        688
                                                       --------    -------    -------
                                                         36,684     22,025      7,462
                                                       --------    -------    -------
Operating loss.......................................    (9,763)    (5,203)    (1,159)
Other income.........................................       535        114        151
                                                       --------    -------    -------
Loss before provision for income taxes...............    (9,228)    (5,089)    (1,008)
Provision for income taxes...........................    (2,319)      (925)      (525)
                                                       --------    -------    -------
Net loss for the year................................  $(11,547)   $(6,014)   $(1,533)
                                                       ========    =======    =======

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Revenue:
  Software and services.....................................   56.0%     40.7%     92.2%
  Terminals and infrastructure..............................   15.2      19.3        --
  Third party products and services.........................   23.7      33.7        --
  Maintenance and support...................................    5.1       6.3       7.8
                                                              -----     -----     -----
                                                              100.0     100.0     100.0
Direct costs................................................   61.7      62.7      32.3
                                                              -----     -----     -----
Gross profit................................................   38.3      37.3      67.7
                                                              -----     -----     -----
Operating expenses:
  Research and development..................................    9.3       9.7      21.1
  Sales and marketing.......................................   17.2      12.6      19.8
  General and administrative................................    8.7       6.9      10.2
  Amortization of intangible assets.........................    1.2       0.7        --
  Acquired research and development.........................   14.2      18.9        --
  Restructuring costs.......................................    1.6        --      21.6
  Reorganization costs......................................     --        --       7.4
                                                              -----     -----     -----
                                                               52.2      48.8      80.1
                                                              -----     -----     -----
Operating loss..............................................  (13.9)    (11.5)    (12.4)
Other income................................................    0.8       0.2       1.6
                                                              -----     -----     -----
Loss before provision for income taxes......................  (13.1)    (11.3)    (10.8)
Provision for income taxes..................................   (3.3)     (2.0)     (5.6)
                                                              -----     -----     -----
Net loss for the year.......................................  (16.4)%   (13.3)%   (16.4)%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenue -- Revenue increased by $25.1 million (55.7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase in revenue was due to revenue contributed by Alliance and MDSI UK during the year ended December 31, 1997 and the continued growth of the existing business.

     Software and services revenue increased by $21.0 million (114%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was due primarily to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively, and additional revenue from customers in both the telecommunications and utility markets.

     Terminals and infrastructure revenue increased by $1.9 million (22.4%) for the year ended December 31, 1997 due to the inclusion of revenue from the MDSI UK operations for the full year ended December 31, 1997 whereas 1996 results are only included subsequent to the acquisition of MDSI UK at the end of June 1996. Terminals and infrastructure revenue is derived solely from the MDSI UK operations.

     Third party products and services revenue increased by $1.5 million (9.5%) for the year ended December 31, 1997 compared the year ended December 31, 1996. Third party products and services revenue primarily represents revenue earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, the Company anticipates that this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $3.6 million for the year ended December 31, 1997 as compared to $2.8 million for the year ended December 31, 1996. Maintenance and support revenue is expected to fluctuate as such revenue generally corresponds to the level of software and services the Company is engaged to provide support for its installations.

     Direct Costs -- Direct costs were 61.7% of revenue for the year ended December 31, 1997 as compared to 62.7% for the year ended December 31, 1996. The decrease in direct costs as a percentage of revenue related primarily to the increase in estimates to complete certain legacy contracts in the MDSI UK operations. Under the percentage of completion method used to recognize revenue on fixed price contracts, where it has been determined that a contract will be completed at a loss due to changes in estimates to complete, the Company is required to recognize the full amount of such losses in the period that the loss is determined. During the year ended December 31, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses on contracts due to changes in estimates to complete. Excluding these contracts, the Company's direct costs were 54.3% of revenue for the year ended December 31, 1997.

     Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs include direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 38.3% of revenue for the year ended December 31, 1997 as compared to 37.3% for the year ended December 31, 1996. After adjusting for the margins on the legacy contracts in the MDSI UK operations, the Company's gross margins were 45.7% of revenue.

     Gross margins on software and services revenue for the year ended December 31, 1997 for MDSI, excluding revenue and direct cost from MDSI UK operations, were within the 60-70% range historically achieved by the Company. The lower gross margins on MDSI UK revenue are a result of lower margins originally bid by MDSI UK, significant development costs being included in the projects, and cost overruns in the implementation of certain contracts. The Company has implemented several changes associated with the pricing, product specifications and implementation of contracts within MDSI UK that are intended to improve gross margins on software and services. The Company anticipates that these changes will not significantly affect gross margins until completion of existing contracts. There can be no assurance, however, that the procedures implemented by the Company will result in improvements to the gross margins from MDSI UK.

     Research and Development. Research and development expenses were 9.3% of revenue for the year ended December 31, 1997 and 9.7% of revenue for the year ended December 31, 1996. Total research and development expenditures for the year ended December 31, 1997 of $6.5 million represents an increase of $2.2 million (50.1%) as compared to the same period in 1996. The increase in research and development expenses in 1997 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 17.2% of revenue for the year ended December 31, 1997 and 12.6% of revenue for the year ended December 31, 1996. This represents an increase of $6.4 million (112%) as compared to the same period in 1996. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 8.7% of revenue for the year ended December 31, 1997 and 6.9% of revenue for the year ended December 31, 1996. Total general and administrative expenses of $6.1 million represents an increase of $3.0 million (94.8%) for the year ended December 31, 1997, as compared to the same period in 1996. The increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth and inclusion of costs associated with Alliance and MDSI UK. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Restructuring Costs. During the year ended December 31, 1997, the Company incurred costs of $1.1 million associated with the restructuring of certain operations related to its UK and Kansas operations. These costs include severance and related provisions for future costs as a result of the restructuring. The restructuring was complete as of December 31, 1997.

     Acquired Research and Development. Effective April 17, 1997, the Company acquired Alliance for total consideration of $9.1 million. Included in the fair value of net assets acquired was research and development of $10.0 million which was expensed at the time of acquisition.

     Other Income. Other income was $535,000 for the year ended December 31, 1997 as compared to $114,000 for the year ended December 31, 1996. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in working capital items denominated in foreign currencies.

     Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1997 at the rate of 31.8%, after adjusting for the amortization of intangible assets, acquired research and development costs and the recovery of income taxes related to restructuring costs and losses on certain legacy contracts in the MDSI UK operations. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased by $35.8 million (385%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Software and services revenue increased by $9.8 million (114%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995, principally due to increased revenue from customers in the utilities market, revenue resulting from the addition of the MDSI UK operations acquired in June 1996 and revenue resulting from the addition of the Kansas operations acquired in December 1995.

     Terminals and infrastructure revenue was $8.7 million for the year ended December 31, 1996 representing the addition of revenues from the MDSI UK operations for the six months ended December 31, 1996.

     Third party products and services revenue was $15.2 million for the year ended December 31, 1996 representing the first period in which the Company has sold third party products and services. During 1996, the Company entered into contracts with certain customers in the utility market pursuant to which MDSI has agreed to provide third party products and services, typically host computer equipment. A substantial portion of revenue from third party products and services was attributable to the delivery of host computer and mobile computing devices to one utility customer during the third and fourth quarters.

     Maintenance and support revenue increased by $2.1 million (287%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995, principally due to additional revenue from customers in the utilities market, revenue resulting from the addition of the Kansas operations acquired in December 1995 and revenue resulting from the addition of the MDSI UK operations acquired in June 1996.

     Direct Costs. Direct costs were 62.7% of revenue for the year ended December 31, 1996 as compared to 32.3% of revenue for the year ended December 31, 1995. These costs include labor and direct project costs associated with the provision of professional services, production costs associated with terminal and network equipment and direct costs of third party products and services. Labor costs include payroll and applicable overhead costs. The increase results principally from contracts requiring the provision of third party products and services and the acquisition of MDSI UK with revenues that have a higher component of direct costs, the addition of sources of revenues having a higher cost of sales, such as third party products and services and revenues from the MDSI UK operations.

     Gross Margins. Gross margins were 37.3% of revenue for the year ended December 31, 1996 as compared to 67.7% for the year ended December 31, 1995. The decrease in gross margin from 1995 to 1996 was due primarily to the addition of new sources of revenue in 1996 from third party products and services and existing contracts acquired with the MDSI UK operations.

     Gross margins on software and services revenue for the year ended December 31, 1996 for MDSI, excluding revenue from MDSI UK's operations, were within the 60-70% range historically achieved by the Company. Gross margins on software and services revenue from MDSI UK operations for the six months ended December 31, 1996 were approximately 29%, with certain large contracts during this period achieving less. These lower gross margins on MDSI UK revenues are a result of lower target margins originally bid by MDSI UK, significant development costs being included in the projects, and cost overruns in the implementation of certain contracts.

     Research and Development. Research and development expenses were 9.7% of revenue for the year ended December 31, 1996 and 21.1% of revenue for the year ended December 31, 1995. This represents an increase of $2.4 million (122%) for the year ended December 31, 1996 as compared to the same period in 1995. The decrease in research and development expenses as a percentage of revenue for the year ended December 31, 1996 as compared to the same period in 1995 resulted from the Company's increased revenue base, which includes sources of revenue other than MDSI products such as third party products and services. The increase in research and development expenses in 1996 resulted from the continued development and enhancement of MDSI's Advantex-Utility product for the utilities market, the commencement of development of MDSI's Advantex-Telecommunications product for the telecommunications market, the inclusion of costs associated with the continued development of the Advantex-Field Service products for the general field service market and, from July 1, 1996, the inclusion of costs associated with the development of the products for the delivery industry as a result of the acquisition of MDSI UK.

     Sales and Marketing. Sales and marketing expenses were 12.6% of revenue for the year ended December 31, 1996 and 19.8% of revenue for the year ended December 31, 1995. This represents an increase of $3.8 million (209%) for the year ended December 31, 1996 as compared to the same period in 1995. The increase in sales and marketing expenses in 1996 was primarily due to an increase in marketing, sales and technical support personnel for the utilities market, including the opening of a London office in February 1996, the establishment of a sales team targeted at companies in the telecommunications market in March 1996, the increase in sales and technical personnel to support additional activity resulting from the remarketing arrangements with IBM, the inclusion of costs for the twelve months associated with the marketing and sale of the Advantex-Field Service products, and the inclusion of costs from July 1, 1996 for the sales and marketing of the products resulting from the MDSI UK acquisition.

     General and Administrative. General and administrative expenses were 6.9% of revenue for the year ended December 31, 1996 and 10.2% of revenue for the year ended December 31, 1995. This represents an increase of $2.2 million (229%) for the year ended December 31, 1996 as compared to the same period in 1995. The increase in 1996 was due primarily to the hiring of additional accounting and administrative personnel to support MDSI's growth, the inclusion of costs associated with Kansas from December 15, 1995 on and inclusion of costs associated with MDSI UK from July 1, 1996 on.

     Other Income. Other income was $114,000 for the year ended December 31, 1996 as compared to $151,000 for the year ended December 31, 1995. Substantially all of other income relates to interest income on cash deposits.

     Acquired Research and Development. On June 28, 1996, the Company acquired MDSI UK for total consideration of $10.6 million. Of this amount, $8.5 million of the total purchase price was allocated to research and development and was expensed at the time of acquisition.

     Income Taxes. The Company provided for income taxes on earnings during the year ended December 31, 1996 at the rate of 26.9%, after adjusting for the acquired research and development costs, and for the year ended December 31, 1995 at a rate of 30.9% reflecting the blended effect of Canadian and U.S. tax rates up to June 30, 1996 and the further effect of blending with the U.K. tax rates for the period thereafter. The reduced rate during the year ended December 31, 1996 reflects the application of certain operating loss carryforwards against taxable income and the blended effect of Canadian, U.S., U.K. and other foreign jurisdictions' tax rates.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 1996 and ending December 31, 1997 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this Annual Report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                       THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------------
                                                     1997                                              1996
                                -----------------------------------------------   -----------------------------------------------
                                DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                -----------   ------------   -------   --------   -----------   ------------   -------   --------
                                                                    (UNAUDITED, IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Software and services.....    $11,908       $ 9,175      $11,157   $ 7,118      $ 5,744       $ 6,135      $ 3,862    $2,646
    Terminals and
      infrastructure..........      2,767         1,359        4,654     1,865        6,474         2,234           --        --
    Third party products and
      services................      1,235         5,236        1,994     8,212        8,007         6,496          500       224
    Maintenance and support...      1,070         1,033          659       837          909           733          528       650
                                  -------       -------      -------   -------      -------       -------      -------    ------
                                   16,980        16,803       18,464    18,032       21,134        15,598        4,890     3,520
  Direct costs................      8,036        14,425        9,446    11,452       14,838        10,049        1,846     1,587
                                  -------       -------      -------   -------      -------       -------      -------    ------
  Gross profit................      8,944         2,378        9,018     6,580        6,296         5,549        3,044     1,933
                                  -------       -------      -------   -------      -------       -------      -------    ------
  Operating expenses:
    Research and
      development.............      1,427         1,870        1,843     1,400        1,538         1,311          710       798
    Sales and marketing.......      3,596         3,453        2,896     2,125        1,858         1,786        1,054       991
    General and
      administrative..........      1,488         1,796        1,646     1,159        1,116           951          607       451
    Amortization of intangible
      assets..................        238           238          216       145          143           144           44        --
    Acquired research and
      development.............         --            --       10,003        --           --            --        8,523        --
    Restructuring costs.......         --         1,145           --        --           --            --           --        --
    Reorganization costs......         --            --           --        --           --            --           --        --
                                  -------       -------      -------   -------      -------       -------      -------    ------
                                    6,749         8,502       16,604     4,829        4,655         4,192       10,938     2,240
                                  -------       -------      -------   -------      -------       -------      -------    ------
  Operating income (loss).....      2,195        (6,124)      (7,586)    1,751        1,641         1,357       (7,894)     (307)
  Other income................        266           135           20       115           62            31          (63)       84
                                  -------       -------      -------   -------      -------       -------      -------    ------
  Income (loss) before income
    tax provision.............      2,461        (5,989)      (7,566)    1,866        1,703         1,388       (7,957)     (223)
  Recovery of (provision for)
    income taxes..............       (934)           43         (826)     (603)        (462)         (345)        (218)      100
                                  -------       -------      -------   -------      -------       -------      -------    ------
  Net income (loss) for the
    period....................    $ 1,527       $(5,946)     $(8,392)  $ 1,263      $ 1,241       $ 1,043      $(8,175)   $ (123)
                                  =======       =======      =======   =======      =======       =======      =======    ======

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                       THREE MONTHS ENDED
                                -------------------------------------------------------------------------------------------------
                                                     1997                                              1996
                                -----------------------------------------------   -----------------------------------------------
                                DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                -----------   ------------   -------   --------   -----------   ------------   -------   --------
Revenue:
  Software and services.......      70.1%         54.6%        60.4%     39.5%        27.2%         39.4%        79.0%     75.2%
  Terminals and
    infrastructure............      16.3           8.1         25.2      10.3         30.6          14.3           --        --
  Third party products and
    services..................       7.3          31.2         10.8      45.6         37.9          41.6         10.2       6.4
  Maintenance and support.....       6.3           6.1          3.6       4.6          4.3           4.7         10.8      18.4
                                   -----         -----        -----     -----        -----         -----       ------     -----
                                   100.0         100.0        100.0     100.0        100.0         100.0        100.0     100.0
Direct costs..................      47.3          85.8         51.2      63.5         70.2          64.4         37.7      45.1
                                   -----         -----        -----     -----        -----         -----       ------     -----
Gross profit..................      52.7          14.2         48.8      36.5         29.8          35.6         62.3      54.9
                                   -----         -----        -----     -----        -----         -----       ------     -----
Operating expenses:
  Research and development....       8.4          11.1         10.0       7.8          7.3           8.4         14.5      22.7
  Sales and marketing.........      21.2          20.5         15.7      11.8          8.8          11.4         21.6      28.1
  General and
    administrative............       8.8          10.7          8.9       6.4          5.3           6.1         12.4      12.8
  Amortization of intangible
    assets....................       1.4           1.4          1.2       0.8          0.6           1.0          0.9        --
  Acquired research and
    development...............        --            --         54.1        --           --            --        174.3        --
  Restructuring costs.........        --           6.8           --        --           --            --           --        --
  Reorganization costs........        --            --           --        --           --            --           --        --
                                   -----         -----        -----     -----        -----         -----       ------     -----
                                    39.8          50.5         89.9      26.8         22.0          26.9        223.7      63.6
                                   -----         -----        -----     -----        -----         -----       ------     -----
Operating income (loss).......      12.9         (36.3)       (41.1)      9.7          7.8           8.7       (161.4)     (8.7)
Other income..................       1.6           0.6          0.1       0.6          0.3           0.2         (1.3)      2.4
                                   -----         -----        -----     -----        -----         -----       ------     -----
Income (loss) before income
  tax provision...............      14.5         (35.7)       (41.0)     10.3          8.1           8.9       (162.7)     (6.3)
                                   -----         -----        -----     -----        -----         -----       ------     -----
Recovery of (provision for)
  income taxes................      (5.5)          0.3         (4.5)     (3.3)        (2.2)         (2.2)        (4.5)      2.8
                                   -----         -----        -----     -----        -----         -----       ------     -----
Net income (loss) for the
  period......................       9.0%        (35.4)%      (45.5)%     7.0%         5.9%          6.7%      (167.2)     (3.5)%
                                   =====         =====        =====     =====        =====         =====       ======     =====

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 1997, the Company had cash and cash equivalents of $110,000 and working capital of $13.7 million.

     Cash provided by (used in) operating activities was $(13.5) million, $(1.7) million and $2.2 million, respectively for the years ended December 31, 1997, 1996 and 1995. The outflow of cash from operating activities in 1997 is caused primarily by the increase in unbilled accounts receivable of $6.8 million and a corresponding decrease in accounts payable of $6.8 million. Unbilled accounts receivable arise where the Company has earned revenue on a project though has yet to complete specific billing milestones under the terms of the applicable contract. The decrease in accounts payable of $6.8 million is due in part to payments for third party products and services which had been accrued at December 31, 1996. In addition, there was an increase in accrued liabilities of $7.2 relating primarily to restructuring costs and changes in estimates to complete certain contracts in the UK operations and liabilities accrued in connection with the Alliance acquisition.

     Cash provided by (used in) financing activities was $(2.2) million, $22.0 million and $(352,000), respectively during the years ended December 31, 1997, 1996 and 1995. The net outflow in 1997 relates to repayments for the remaining loan notes from the MDSI UK acquisition, certain long-term debt and capital leases for $428,000, $3.3 million and $54,000 respectively, net of proceeds from Common Shares issued primarily on the exercise of stock options for $1.6 million. In addition, during the year ended December 31, 1997, the Company issued 280,000 Common Shares and 280,000 Common Share purchase warrants on the exercise of 280,000 Special Warrants. The Company received no additional consideration on the exercise of the Special Warrants. The net cash provided by financing activities in 1996 relates primarily to a public offering completed in December 1996 for net proceeds of $26.4 million.

     In connection with the acquisition of Alliance effective April 17, 1997, the Company issued 347,750 Common Shares and paid $2,188,750 (US$1,582,088), consisting of cash payments of $1,892,426 (US$1,367,869) and unsecured notes of $296,324 (US$214,219) which bear interest at a rate of 6.07% and mature on January 1, 1999. This acquisition was completed on July 1, 1997. Concurrent with the completion of the acquisition on July 1, 1997, the Company closed Alliance's operating line of credit and repaid the outstanding balance of US$850,000. In addition, the Company repaid certain other outstanding debt of Alliance in the amount of US$1.9 million.

     Cash used in investing activities was $4.5 million, $2.0 million and $574,000, respectively for the years ended December 31, 1997, 1996 and 1995. Total investing activity in 1997 consisted of cash payments of $1.9 million on behalf of the Alliance acquisition and purchases of capital assets for $2.6 million, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

     Existing sources of liquidity at December 31, 1997 include $110,000 of cash and cash equivalents and funds available under the Company's operating line of credit. During the year ended December 31, 1997, the Company increased its borrowing capacity under this line of credit to a limit of $5 million. At December 31, 1997, US$200,000 and L200,000 of such amount was committed to securing the Company's obligations under outstanding letters of credit, of which the US$200,000 was released in January 1998. The L200,000 letter of credit is provided as security for any overdraft position of MDSI UK. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. From time to time, the Company draws on the line of credit for general working capital requirements related to its operations. At December 31, 1997, the Company had drawn $2.8 million on the line of credit.

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company has no material additional commitments other than operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

YEAR 2000

     The Company is currently in the process of addressing the Year 2000 issue. This includes a comprehensive project to upgrade its information systems and development software that will consistently and properly recognize the Year 2000. Certain of the Company's systems include new hardware and packaged software purchased from vendors who have represented that the systems are Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

     The Company has identified all significant information systems and software development applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     The Company is also in the process of initiating formal communications with all of its significant suppliers and customers to determine the extent to which the Company is at risk from the failure of third parties to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's financial condition, operating results and cash flows.

     The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial condition, results of operations or cash flows in any given year. The estimate of costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers, directors and certain key employees as of December 31, 1997.

          NAME             AGE                      POSITION
          ----             ---                      --------
Erik Dysthe                60    Chairman of the Board, Chief Executive Officer
                                 and Director
Kenneth R. Miller(3)       42    President and Director
Verne D. Pecho             55    Vice President -- Finance and Administration
                                 and Chief Financial Officer
Peter Hill Rankin          41    Senior Vice President -- Operations
Robert Campbell            44    Vice President -- Telecom/Cable
James R. Dalbey            46    Vice President -- International
Brent W. James             40    Vice President -- Marketing and Business
                                 Development
Peter S.H. Kam             41    Vice President and Chief Scientist
M. Greg Beniston           40    Vice President -- Legal and Corporate
                                 Secretary
R. Paul Blanchet           42    Vice President and General Manager -- Kansas
                                 Operations
Glenn Y. Kumoi             35    President -- MDSI Software SRL
Michael Weddle             55    Vice President -- Utilities
Geoffrey Engerman          43    Vice President -- US Operations
Gerald F. Chew(1)(2)(3)    37    Director
Bruno Ducharme(1)(2)       39    Director
Robert C. Harris,          51
  Jr.(2)(3)                      Director
Terrence P. McGarty(1)(2)  54    Director
Marc Rochefort(2)          50    Director

---------------
(1) Member of Audit Committee.

(2) Member of Corporate Governance and Nominating Committee.

(3) Member of Compensation Committee.

     Erik Dysthe has served as Chairman and Chief Executive Officer of the Company since its inception and was President of the Company from its inception until February 1996. From July 1989 to March 1992, Mr. Dysthe was Vice President of Marketing and Sales at Orcatron Systems. Since September 1997, Mr. Dysthe has also been Managing Director -- U.K. Operations on an interim basis.

     Kenneth R. Miller has served as the Company's President and Director since February 1996. From July 1995 to January 1996, Mr. Miller served as the Company's Vice President -- Finance, Chief Financial Officer and Corporate Secretary. Since May 1995, Mr. Miller has served as a director of Avcan Global Systems Inc. From June 1987 to the present, Mr. Miller has served as President and Chief Executive Officer of Southview Equities Ltd., a private investment company of which Mr. Miller is a controlling shareholder.

     Verne D. Pecho has served as Vice President -- Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

     Peter Hill Rankin has served as Senior Vice President -- Operations of the Company since February 1996. From July 1995 to February 1996, Mr. Rankin was Vice President -- Product Management of MDSI Canada and from February 1993 to June 1995, he was Vice President -- Technology of MDSI

Canada. From March 1992 to July 1992, he was also Vice President of Operations for Progressive Solutions Inc.

     Robert Campbell has served as Vice President -- Telecom/Cable of the Company since February 1996. From 1991 to 1996, Mr. Campbell was a Regional Sales Manager of McDonald, Dettwiler and Associates Ltd.

     James R. Dalbey has served as Vice President -- International from June, 1997 and as Vice-President -- Sales, Utilities of the Company since its inception. From October 1992 to December 1995, Mr. Dalbey was Vice
President -- Sales for MDSI Canada. From 1990 to 1992, Mr. Dalbey was President of Epic Security Systems.

     Brent W. James has served as Vice President -- Marketing and Business Development of the Company since January 1996. From February 1994 to December 1995, Mr. James was Vice President and General Manager of MDSI USA. From March 1993 to January 1994, Mr. James was Vice President -- Marketing and Business Development of MDSI Canada. From February 1991 to March 1993, Mr. James was the Vice President of TIR Systems, Inc.

     Peter S.H. Kam has served as Vice President and Chief Scientist of the Company since January 1993. From September 1989 to December 1992, Mr. Kam served as a consultant to clients such as Motorola Canada.

     M. Greg Beniston has served as Vice President -- Legal and Corporate Secretary of the Company since March 1996. Mr. Beniston currently also serves as Corporate Counsel and Secretary of Xillix Technologies Corp. where he has worked since February 1993. From June 1988 to January 1993, Mr. Beniston was a lawyer at the firm of Russell & DuMoulin, Barristers and Solicitors in Vancouver, British Columbia.

     R. Paul Blanchet has served as Vice President and General Manager -- Kansas Operations since January 1996. From May 1995 to December 1995, Mr. Blanchet was Vice President -- Tampa Operations MDSI USA. From January 1989 to April 1995, Mr. Blanchet held various technical positions with SNS Shared Network Services, Inc., including Director -- Technical Services and Vice President -- Member Services.

     Geoffrey Engerman has served as Vice President -- US Operations since July 1997. From 1994 to July 1997, was President and Chief Technology Officer of Alliance. From 1983 to 1994, Mr. Engerman served as Vice President, Chief Operating Officer of Alliance.

     Michael Weddle has served as Vice President -- Utilities of the Company since June 1997. From 1986 to May 1997, Mr. Weddle was the Director, Aviation Systems Group of MacDonald Dettwiler and Associates Ltd.

     Glenn Y. Kumoi has served as President of MDSI Software SRL since April 1997. From October 1996 to March 1997, Mr. Kumoi served as Vice
President -- Customer Contracts of the Company. From October 1994 to September 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia. From 1991 to August 1994, Mr. Kumoi was a lawyer at the firm of Richards, Buell, Sutton, Barristers and Solicitors in Vancouver, British Columbia.

     Robin Fay served as Managing Director of MDSI UK from November 1996 to July 1997. From 1995 to 1996 he was Managing Director of Fay and Associates Ltd and from 1984 to 1995, Mr. Fay served as Director of Information Systems at British Gas Plc.

     Gerald F. Chew has served as a director of the Company since December 1995. Mr. Chew is currently Managing Director of The Cairn Group. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc. From November 1992 to July 1996, Mr. Chew served as Executive Director of Strategy Development for U.S. West, Inc.

     Bruno Ducharme has served as a director of the Company since May 1996. Mr. Ducharme is currently President and Chief Executive Officer of Telesystem International Wireless Services Inc. and Executive Vice-

President of Telesystem Ltd. Mr. Ducharme has held various senior management positions within the Telesystem group of companies since its inception in 1990.

     Robert C. Harris, Jr. has served as a director of the Company since December 1995. Mr. Harris is currently Senior Managing Director of Bear Stearns & Co., Inc. Mr. Harris was a co-founder and Managing Director of Unterberg Harris from May 1989 until November, 1997. Mr. Harris also serves as a director of N2K, Inc. and a number of private companies.

     Terrence P. McGarty has served as a director of the Company since December 1995. He has also served as Chairman and Chief Executive Officer of The Telmarc Group, Inc. since 1992.

     Marc Rochefort has served as a director of the Company since June 1996. Mr. Rochefort has been a partner at the law firm of Desjardins Ducharme Stein Monast in Montreal, Quebec since May 1993. From March 1989 to April 1993, Mr. Rochefort was a partner at the law firm of Clark Lord Rochefort Fortier. Mr. Rochefort also serves as a director of Mont Saint-Sauveur International Inc., as well as numerous other private companies.

BOARD OF DIRECTORS

     Each member of the Board of Directors is elected annually and holds office until the next annual meeting of shareholders or until his successor has been elected or appointed, unless his office is earlier vacated in accordance with the Bylaws of the Company or the provisions of the CBCA. Officers serve at the discretion of the Board and are appointed annually. The Company's Board of Directors currently has three committees, the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee.

     On February 26, 1998, Mr. John T. McLennan, was appointed to the Board of Directors, Mr. McLennan was the President and Chief Executive Officer of Bell Canada from 1994 to 1997 and is currently the President of Jenmark Consulting Inc. Mr. McLennan also serves as a director of Hummingbird Communications Ltd. and Architel Systems Corporation.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Terrence P. McGarty, Gerald F. Chew and Bruno Ducharme.

     The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Gerald F. Chew, Robert C. Harris, Jr., Terrence P. McGarty and Bruno Ducharme.

     The Compensation Committee reviews and recommends the compensation arrangements for the executive officers of the Company and administers the Company's stock option and stock purchase plans. The members of the Compensation Committee are Robert C. Harris, Jr., Gerald F. Chew and Kenneth R. Miller.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

ITEM 11: EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference to the Company's Management Proxy Circular.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 1997, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                            NUMBER OF SHARES
                                                              BENEFICIALLY     % OF TOTAL SHARES
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% SHAREHOLDERS(1)      OWNED(2)             OWNED
----------------------------------------------------------  ----------------   -----------------
Erik Dysthe(3).......................................            529,082          8.2
Kenneth R. Miller(4).................................            316,581          4.9
Robert Campbell......................................             26,631           *
Glenn Y. Kumoi.......................................              4,319           *
R. Paul Blanchet(5)..................................             12,950           *
Robin Fay(6).........................................                 --           *
Gerald F. Chew(7)....................................             26,407           *
Bruno Ducharme(8)....................................             13,500           *
Robert C. Harris, Jr.(9).............................             47,163           *
Terrence P. McGarty(10)..............................             15,545           *
Marc Rochefort(11)...................................              6,505           *
                                                               ---------
All Directors, Named Executive Officers and Officers
  as a group (21 persons)(12)........................          2,169,360
                                                               ---------

---------------
  *  Represents beneficial ownership of less than 1% of the Common Shares.

 (1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 1997, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Shares outstanding as of December 31, 1996 (including 7,800 Common Shares Purchase Warrants issuable upon the exercise of 39,000 Common Share Purchase Warrants), together with the applicable options of such shareholder.

 (3) Includes 428,498 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 18,420 Common Shares exercisable within 60 days after December 31, 1997 held by Mr. Dysthe individually.

 (4) Includes options to purchase 41,527 Common Shares exercisable within 60 days after December 31, 1997.

 (5) Includes options to purchase 5,125 Common Shares exercisable within 60 days after December 31, 1997.

 (6) Mr. Fay resigned as Managing Director of MDSI UK in July 1997.

 (7) Represents options to purchase 26,407 Common Shares exercisable within 60 days after December 31, 1997.

 (8) Represents options to purchase 12,500 Common Shares exercisable within 60 days after December 31, 1997.

 (9) Includes 2,200 Common Shares issuable upon exercise of 11,000 Common Share Purchase Warrants held by Mr. Harris individually and options to purchase 28,750 Common Shares exercisable within 60 days after December 31, 1997.

(10) Represents options to purchase 14,375 Common Shares exercisable within 60 days of December 31, 1997.

(11) Represents options to purchase 5,125 Common Shares exercisable within 60 days after December 31, 1997.

(12) Includes options to purchase an aggregate of 194,407 Common Shares and an aggregate of 7,800 Common Shares issuable upon exercise of 39,000 Common Share Purchase Warrants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert C. Harris, Jr., a director of the Company, was Managing Director of Unterberg Harris until November 1997. In July 1996, when Unterberg Harris LLC, an affiliate of Unterberg Harris, purchased 17,000 Special Warrants of the Company for an aggregate purchase price of $238,000 (US$174,739). In addition, Mr. Harris purchased 11,000 Special Warrants of the Company for an aggregate purchase price of $163,900 (US$120,335). Each Special Warrant is exchangeable, without payment of further consideration, into one Common Share and one Common Share Purchase Warrant, and each five such Common Share Purchase Warrants provide the right to purchase one additional Common Share at $14.90 until July 1998. During the year ended December 31, 1997, 17,000 and 11,000 Common Shares and Share Purchase Warrants, respectively were issued on conversion of these Special Warrants. Unterberg Harris LLC participated in this private financing solely as an investor. In addition, the Company paid advisory fees of US$25,000 to Unterberg Harris for services provided during the year ended December 31, 1997.

     In January 1996, pursuant to the terms of the acquisition of TelSoft, Douglas Hooper resigned as the President of TelSoft and, in connection therewith, received as severance $100,000 in addition to any salary, holiday pay, bonuses, expense reimbursements due to Mr. Hooper as of the termination date less certain income tax withholding and unemployment insurance premium amounts.

     In September 1995, the Company entered into an irrevocable consulting agreement with Mr. Hooper and Killean Consulting ("Killean"), a company controlled by Mr. Hooper, pursuant to the terms of the acquisition of TelSoft. Under the terms of the consulting agreement, the Company paid to Killean a non-refundable retainer of $260,000 plus applicable taxes and agreed to pay to Killean a fee of $1,000 per day plus applicable taxes and reasonable expenses for each day of service requested by the Company and rendered by Killean. In connection with Mr. Hooper's resignation as a director of MDSI in March 1996, the Company terminated options to purchase 15,000 Common Shares held by Mr. Hooper and the consulting agreement. At that time, a new consulting agreement was entered into under which the Company granted to Killean options to purchase 15,000 fully-vested Common Shares of the Company at $13.875 per share for a term of five years. The Company also agreed to pay Killean a fee of $1,000 per day plus applicable taxes and reasonable expenses for each day of service requested by the Company and rendered by Killean. To date, Killean has not provided any services to the Company under either of the consulting agreements.

     In January 1996, pursuant to the terms of the acquisition of TelSoft, Peter
L. Bradshaw resigned as the Chief Executive Officer of TelSoft and, in connection therewith, received as severance $100,000 plus salary, holiday pay, bonuses, expense reimbursements due to Mr. Bradshaw as of the termination date less certain income tax withholding and unemployment insurance premium amounts.

     In September 1995, the Company entered into an irrevocable consulting agreement with Mr. Bradshaw and 382904 B.C. Ltd. ("382904"), a company controlled by Mr. Bradshaw, pursuant to the terms of the acquisition of TelSoft. Under the terms of the consulting agreement, the Company paid to 382904 a non-refundable retainer of $350,000 plus applicable taxes and also agreed to pay to 382904 a fee of $1,000 per day plus applicable taxes and reasonable expenses for each day of service requested by the Company and rendered by 382904. In connection with Mr. Bradshaw's resignation as a director of MDSI, in March 1996, the Company terminated options to purchase 15,000 Common Shares of the Company held by Mr. Bradshaw and the consulting agreement. At that time, a new consulting agreement was entered into under which the Company granted to 382904 options to purchase 15,000 fully-vested Common Shares of the Company at $13.875 per share for a term of five years. The Company also agreed to pay to 382904 a fee of $1,000 per day plus applicable taxes and reasonable expenses for each day of service requested by the Company and rendered by 382904. To date, 382904 has not provided any services to the Company under either of the consulting agreements.

     In April 1996, the Company entered into employment agreements with Erik Dysthe, the Company's Chairman and Chief Executive Officer, and Kenneth R. Miller, the Company's President. See the Company's Management Proxy Circular incorporated by reference as Item 11.

     The Company has granted options to certain of its directors and executive officers. See the Company's Management Proxy Circular incorporated by reference as Item 11.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

     (a) 1. Consolidated Financial Statements
            Report of Independent Auditors
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
            Notes to the Consolidated Financial Statements

         2. Consolidated Financial Statement Schedules and Report of Independent Auditors are included as follows:

            Schedule II: Valuation and Qualifying Accounts

         3. Exhibits:

     The following Exhibits are filed as part of this report:

           *2.1    Arrangement Agreement dated September 11, 1995 between
                   Telsoft, MDSI Canada and the Company.
           *2.2    Share Purchase Agreement between the Company and the
                   shareholders of Spectronics Micro Systems Limited.
           +2.3    Agreement and Plan of Merger dated April 17, 1997 among the
                   Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                   and Doug Engerman
           *3.1    Articles of Incorporation of the Company.
           *3.2    Articles of Amendments of the Company.
           *3.3    By-laws of the Company.
           *4.1    Form of Common Share Certificate.
           *4.2    Form of Promissory Note
        ++*10.1    1996 Stock Option Plan.
        ++*10.2    Stock Purchase Plan.
          *10.3    Letter Agreement dated July 19, 1995 between Unterberg
                   Harris L.L.C. and MDSI Canada.
          *10.4    Form of Indemnification Agreement between the Company and
                   certain officers of the Company.
          *10.5    Form of Non-Competition and Non-Disclosure Agreement between the Company and holders of TelSoft Stock Options.
          *10.6    Form of Indemnity Agreement dated August 31, 1995 between
                   MDSI Canada and each of the officers of MDSI Canada.
          *10.7    Agreement dated March 10, 1994 between MDSI Canada and
                   Department of Western Economic Diversification.
          *10.8    Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc.
          *10.9    Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd.
         *10.10    Form of Amending Agreement dated November 30, 1995 between
                   TelSoft, the Company and each of the holders of Redeemable
                   Convertible TelSoft Debentures.
         *10.11    Non-Transferable Share Purchase Warrant dated December 15,
                   1995 between the Company and Unterberg Harris LLC.
         *10.12    Non-Transferable Share Purchase Warrant dated December 15,
                   1995 between the Company and Barington Capital Group, L.P.
         *10.13    Special Warrant Indenture dated July 4, 1996 between the
                   Company and Montreal Trust Company of Canada.
         *10.14    Charge dated July 10, 1996 between the Company, the
                   Spectronics Shareholders and United Bank of Kuwait PLC.
         *10.15    Consultant Agreement dated March 19, 1996 between the
                   Company, Killean Consulting Inc., and Douglas G. Hooper.
         *10.16    Consultant Agreement dated March 19, 1996 between the
                   Company, 382904 B.C. Ltd., and Peter L. Bradshaw.
        ++*10.17   MDSI Loan Note Instrument dated July 10, 1996 constituting up to L4,500,000 Interest-Free Secured Loan Notes, as
                   amended.

        ++*10.18   Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe.
        ++*10.19   Employment Agreement dated July 1, 1995 between the Company and Kenneth R. Miller.
         *10.20    Lease dated November 24, 1995 between Sun Life Assurance
                   Company of Canada and the Company.
         *10.21    Lease Agreement dated July 24, 1996 between Sun Life
                   Assurance Company of Canada and the Company and its
                   corresponding extension dated August 16, 1996.
         *10.22    Lease Agreement dated July 24, 1996 between Sun Life
                   Assurance Company of Canada and the Company and its
                   corresponding extension dated August 16, 1996.
         *10.23    Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent
                   amendments.
         *10.24    Offer to Sublease dated August 27, 1996 between the Company and TNL Construction Limited.
         *10.25    Lease dated April 8, 1993 between Cambridge Scanning Company
                   Limited and Spectronics Micro Systems Limited.
         *10.26    Underwriting Agreement.
           11.1    Computation of Earnings Per Common Share.
          *21.1    List of the Company's Subsidiaries.
           23.1    Consent of Deloitte & Touche.

---------------
 * Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. 333-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

++ This document has been identified as a management contract or compensatory plan or arrangement.

 + Previously filed as an exhibit to Registrant's Registration Statement on Form
   F-4 (No. 333-07010), filed with Securities and Exchange Commission on June 6, 1997.

     (b) Report on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1998.

                                          MDSI MOBILE DATA SOLUTIONS INC.

                                          By:        /s/ ERIK DYSTHE
                                            ------------------------------------
                                            Erik Dysthe, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ ERIK DYSTHE                      Chairman of the Board, Chief     March 31, 1998
-----------------------------------------------------  Executive Officer and Director
                     Erik Dysthe                        (Principal Executive Officer)

                 /s/ VERNE D. PECHO                     Vice President -- Finance and    March 31, 1998
-----------------------------------------------------     Administration and Chief
                   Verne D. Pecho                       Financial Officer (Principal
                                                          Financial and Accounting
                                                                  Officer)

                /s/ KENNETH R. MILLER                      President and Director        March 31, 1998
-----------------------------------------------------
                  Kenneth R. Miller

                 /s/ GERALD F. CHEW                               Director               March 31, 1998
-----------------------------------------------------         (Authorized U.S.
                   Gerald F. Chew                              Representative)

                 /s/ BRUNO DUCHARME                               Director               March 31, 1998
-----------------------------------------------------
                   Bruno Ducharme

              /s/ ROBERT C. HARRIS, JR.                           Director               March 31, 1998
-----------------------------------------------------
                Robert C. Harris, Jr.

               /s/ TERRENCE P. MCGARTY                            Director               March 31, 1998
-----------------------------------------------------
                 Terrence P. McGarty

                 /s/ MARC ROCHEFORT                               Director               March 31, 1998
-----------------------------------------------------
                   Marc Rochefort

                /s/ JOHN T. MCLENNAN                              Director               March 31, 1998
-----------------------------------------------------
                  John T. McLennan

                        MDSI MOBILE DATA SOLUTIONS INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Changes in Stockholders'
  Equity....................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to the Consolidated Financial Statements..............  F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

     We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the years in the three year period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

/s/ DELOITTE & TOUCHE
Chartered Accountants
Vancouver, British Columbia
February 6, 1998

                        MDSI MOBILE DATA SOLUTIONS INC.

                          CONSOLIDATED BALANCE SHEETS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                     ASSETS

                                                                 AT DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents...............................  $   110,117    $20,207,019
  Accounts receivable, net
     Trade................................................   15,256,202     15,264,175
     Unbilled.............................................    9,604,060      2,811,561
  Work in progress........................................    1,451,662      1,515,099
  Prepaid expenses........................................    1,647,748        148,597
  Deferred income taxes (Note 7)..........................    2,096,544        149,767
                                                            -----------    -----------
                                                             30,166,333     40,096,218
CAPITAL ASSETS, NET (Note 3)..............................    4,291,755      1,958,758
INTANGIBLE ASSETS, NET (Note 4)...........................    6,185,926      3,516,782
                                                            -----------    -----------
          TOTAL ASSETS....................................  $40,644,014    $45,571,758
                                                            ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable........................................  $ 3,936,501    $10,704,035
  Accrued liabilities.....................................    8,353,417      1,167,952
  Deferred revenue........................................    3,985,261      5,970,161
  Notes payable...........................................           --        428,424
  Current portion of long-term debt (Note 5)..............      215,454        391,000
  Current obligations under capital leases (Note 9).......       20,621         54,767
                                                            -----------    -----------
                                                             16,511,254     18,716,339
OBLIGATIONS UNDER CAPITAL LEASES (Note 9).................           --         19,710
LONG-TERM DEBT (Note 5)...................................      296,324             --
                                                            -----------    -----------
          TOTAL LIABILITIES...............................   16,807,578     18,736,049
                                                            -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
  Common stock (Note 6)
     Authorized:
       Unlimited common shares with no par value
     Issued:
       1997: 6,459,725 shares; 1996: 5,703,294 shares.....   43,154,039     30,681,176
  Special warrants (Note 6)...............................           --      3,925,100
  Treasury stock (13,475 shares)..........................     (122,743)      (122,743)
  Deficit.................................................  (19,194,860)    (7,647,824)
                                                            -----------    -----------
                                                             23,836,436     26,835,709
                                                            -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......  $40,644,014    $45,571,758
                                                            ===========    ===========

                        MDSI MOBILE DATA SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------    -----------    -----------
REVENUE
  Software and services............................  $ 39,358,386    $18,387,600    $ 8,584,112
  Terminals and infrastructure.....................    10,645,596      8,708,078             --
  Third party products and services................    16,676,557     15,227,463             --
  Maintenance and support..........................     3,599,640      2,819,429        729,103
                                                     ------------    -----------    -----------
                                                       70,280,179     45,142,570      9,313,215

DIRECT COSTS (Note 13).............................    43,358,975     28,320,887      3,010,364
                                                     ------------    -----------    -----------
GROSS PROFIT.......................................    26,921,204     16,821,683      6,302,851
                                                     ------------    -----------    -----------
OPERATING EXPENSES
  Research and development.........................     6,539,841      4,356,884      1,963,487
  Sales and marketing..............................    12,070,517      5,688,455      1,840,840
  General and administrative.......................     6,088,499      3,124,748        951,273
  Amortization of intangible assets................       837,163        331,411             --
  Restructuring costs (Notes 2 and 13).............     1,145,152             --      2,017,819
  Reorganization costs (Note 2)....................            --             --        688,374
  Acquired research and development (Note 2).......    10,002,982      8,523,363             --
                                                     ------------    -----------    -----------
                                                       36,684,154     22,024,861      7,461,793
                                                     ------------    -----------    -----------
OPERATING LOSS.....................................    (9,762,950)    (5,203,178)    (1,158,942)
OTHER INCOME.......................................       535,089        113,664        151,167
                                                     ------------    -----------    -----------
LOSS BEFORE TAX PROVISION..........................    (9,227,861)    (5,089,514)    (1,007,775)
PROVISION FOR INCOME TAXES (Note 7)................    (2,319,175)      (924,615)      (524,986)
                                                     ------------    -----------    -----------
NET LOSS FOR THE YEAR..............................  $(11,547,036)   $(6,014,129)   $(1,532,761)
                                                     ============    ===========    ===========
Basic and diluted loss per common share............  $      (1.84)   $     (1.24)   $     (0.30)
                                                     ============    ===========    ===========
Weighted average shares outstanding................     6,261,001      4,855,479      5,116,527
                                                     ============    ===========    ===========

                        MDSI MOBILE DATA SOLUTIONS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (EXPRESSED IN CANADIAN DOLLARS)

                                  COMMON STOCK          PREFERRED STOCK
                             -----------------------   ------------------     SPECIAL     TREASURY
                              SHARES       AMOUNT       SHARES    AMOUNT     WARRANTS       STOCK       DEFICIT         TOTAL
                             ---------   -----------   --------   -------   -----------   ---------   ------------   ------------
Balance, January 1, 1995...  1,000,000   $    10,000    500,000   $ 5,000   $        --   $      --   $   (100,934)  $    (85,934)
  Conversion to common
    stock..................    500,000         5,000   (500,000)   (5,000)           --          --             --             --
  Changes to common stock
    arising from Plan of
    Arrangement:
      Stock issued to MDSI
        Canada
        stockholders.......  1,260,000            --         --        --            --          --             --             --
      Elimination of stock
        held by MDSI Canada
        Stockholders.......   (600,000)           --         --        --            --          --             --             --
  Issued to acquire TelSoft
    (Note 2)...............  1,828,387     2,300,000         --        --            --          --             --      2,300,000
  Treasury stock purchased
    on TelSoft
    acquisition............         --            --         --        --            --    (122,743)            --       (122,743)
  Net loss for the year....         --            --         --        --            --          --     (1,532,761)    (1,532,761)
                             ---------   -----------   --------   -------   -----------   ---------   ------------   ------------
Balance, December 31,
  1995.....................  3,988,387     2,315,000         --        --            --    (122,743)    (1,633,695)       558,562
  Issued on exercise of
    stock options..........     19,890       210,117         --        --            --          --             --        210,117
  Issue of special warrants
    (Note 6)...............         --            --         --        --     3,925,100          --             --      3,925,100
  Issued on conversion of
    debentures.............    144,754       797,000         --        --            --          --             --        797,000
  Issued on conversion of
    notes payable (Note
    2).....................     55,263       882,753         --        --            --          --             --        882,753
  Issued on public offering
    (Note 6)...............  1,495,000    26,476,306         --        --            --          --             --     26,476,306
  Net loss for the year....         --            --         --        --            --          --     (6,014,129)    (6,014,129)
                             ---------   -----------   --------   -------   -----------   ---------   ------------   ------------
Balance, December 31,
  1996.....................  5,703,294    30,681,176         --        --     3,925,100    (122,743)    (7,647,824)    26,835,709
  Issued on exercise of
    stock options..........    107,010     1,275,842         --        --            --          --             --      1,275,842
  Issued under Stock
    Purchase Plan (Note
    6).....................     21,671       343,843         --        --            --          --             --        343,843
  Issued on acquisition of
    Alliance (Note 2)......    347,750     6,928,078         --        --            --          --             --      6,928,078
  Issued on conversion of
    special warrants (Note
    6).....................    280,000     3,925,100         --        --    (3,925,100)         --             --             --
  Net loss for the year....         --            --         --        --            --          --    (11,547,036)   (11,547,036)
                             ---------   -----------   --------   -------   -----------   ---------   ------------   ------------
Balance, December 31,
  1997.....................  6,459,725   $43,154,039         --   $    --   $        --   $(122,743)  $(19,194,860)  $ 23,836,436
                             =========   ===========   ========   =======   ===========   =========   ============   ============

                        MDSI MOBILE DATA SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year............................  $(11,547,036)   $(6,014,129)   $(1,532,761)
  Items not affecting cash:
     Depreciation and amortization.................     2,478,332      1,031,952        322,505
     Deferred income taxes.........................       454,513        924,615       (524,986)
     Acquired research and development.............    10,002,982      8,523,363             --
     Changes in non-cash operating working capital
       items (Note 11).............................   (14,847,491)    (6,141,234)     3,960,017
                                                     ------------    -----------    -----------
  Net cash (used in) provided by operating
     activities....................................   (13,458,700)    (1,675,433)     2,224,775
                                                     ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares........................     1,619,685     26,686,423             --
  Repayment of long-term debt......................    (3,295,348)      (346,200)      (351,725)
  Repayment of notes payable.......................      (428,424)    (8,214,874)            --
  Proceeds from special warrants...................            --      3,925,100             --
  Repayment of capital leases......................       (53,856)       (46,519)            --
                                                     ------------    -----------    -----------
  Net cash (used in) provided by financing
     activities....................................    (2,157,943)    22,003,930       (351,725)
                                                     ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of MDSI UK...........................            --     (1,089,973)            --
  Acquisition of Alliance..........................    (1,892,426)            --             --
  Acquisition of capital assets....................    (2,587,833)      (953,304)      (574,110)
                                                     ------------    -----------    -----------
  Net cash used in investing activities............    (4,480,259)    (2,043,277)      (574,110)
                                                     ------------    -----------    -----------
NET CASH (OUTFLOW) INFLOW..........................   (20,096,902)    18,285,220      1,298,940
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......    20,207,019      1,921,799        622,859
                                                     ------------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $    110,117    $20,207,019    $ 1,921,799
                                                     ============    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest.......................  $    182,513    $    93,648    $       696
                                                     ============    ===========    ===========
  Cash receipts for interest.......................  $    344,697    $         -    $         -
                                                     ============    ===========    ===========
  Cash payments for taxes..........................  $    417,701    $    10,227    $   272,746
                                                     ============    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     During the year ended December 31, 1997, the Company issued 280,000 common shares and 280,000 common share purchase warrants on the exercise of 280,000 special warrants without additional consideration.

     Also, during the year ended December 31, 1997, the Company acquired all of the issued and outstanding shares of Alliance Systems, Incorporated ("Alliance") for $9,116,828. Consideration consisted of 347,750 common shares of the Company and payments of $2,188,750, including cash of $1,892,426 (US$1,367,869) and unsecured promissory notes for $296,324 (US$214,219).

     During the year ended December 31, 1996, the Company acquired all of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. (formerly Spectronics Micro Systems Limited -- "MDSI UK") for $10,616,023. Consideration consisted of cash payments of $1,089,973 and convertible loan notes in the amount of $9,526,050.

     During the year ended December 31, 1995, the Company issued 1,828,387 common shares for $2,300,000 to acquire 100% of the issued and outstanding shares of TelSoft Mobile Data Inc. ("TelSoft"). As part of this acquisition, the Company was discharged from its obligations with respect to convertible debentures of $1,444,000 payable to TelSoft which now eliminate on consolidation. In addition, the Company assumed convertible debentures of $797,000 from TelSoft.

                        MDSI MOBILE DATA SOLUTIONS INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 1. SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting policies:

  (a) Basis of presentation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

  (b) Nature of operations

     The Company develops, markets and supports wireless mobile data communication software products.

  (c) Research and development

     Research and development costs related to software are expensed as incurred unless a project meets the specified criteria for capitalization in accordance with Statement of Financial Accounting Standard No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Acquired research and development costs related to software are charged to earnings on acquisition if there is no alternative future use and technological feasibility has not been established.

  (d) Revenue recognition

     The Company's revenue is derived primarily from the following sources:

          (i) Software and services -- Revenue related to software and services, including software licenses, is generally recognized on a percentage of completion basis, representing costs incurred relative to total estimated costs. Where the Company has contracted to deliver software without significant production, modification or customization required, revenue is recognized upon delivery if the fee is determinable and there is reasonable assurance of collection. Provisions for estimated losses on contracts are recorded when identifiable.

          (ii) Third party products and services and terminals and infrastructure -- Revenue from sales of third party products and services and terminals and infrastructure is recognized on delivery of products.

          (iii) Maintenance and support -- Revenue related to maintenance agreements for supporting and maintaining the Company's products are recognized rateably over the term of the agreement, generally one year.

  (e) Work in progress

     Work in progress is valued at the lower of cost and net realizable value. Cost is determined on a first-in first-out basis and generally consists of raw materials and direct labour. Net realizable value is based on the estimated selling price after allowing for all future costs of completion and disposal.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  (f) Capital assets

     Capital assets are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

Computer hardware and software........  30% declining balance
Plant and equipment...................  15% declining balance
Furniture and fixtures................  20% declining balance lesser of lease term or useful life, generally
Leasehold improvements................  five years

     The carrying value of capital assets is reviewed on a regular basis for any permanent impairment in value. To date, no such impairment has been indicated.

  (g) Goodwill

     Goodwill arising on acquisitions is amortized on the straight-line basis over seven to ten years. Management regularly reviews the carrying value of goodwill based upon expected future cash flows. To date, no impairment has been indicated.

  (h) Foreign exchange

     The accounts of the Company and its foreign subsidiaries are expressed in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Transaction gains and losses relating to current monetary items and revenue and expenses denominated in foreign currencies are included in income.

  (i) Income taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Management believes that it is more likely than not that the Company will generate sufficient taxable income to allow the realization of the recorded deferred tax assets.

  (j) Earnings (loss) per common share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, Primary earnings per share is replaced by Basic earnings per share which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of Diluted earnings per share which includes the potential dilution that could occur if common stock equivalents or other potentially dilutive securities were exercised or converted into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, except that pursuant to the Securities and Exchange Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the computation as if they were outstanding for all periods presented (using the treasury stock method and the initial offering price). Common equivalent shares consist of the common

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  (j) Earnings (loss) per common share (Continued) shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

  (k) Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  (l) Derivatives

     From time to time the Company hedges its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. The Company is not engaged in any forward contracts at December 31, 1997.

  (m) Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price at the date granted for all common stock options. As December 31, 1997, no compensation cost has been recorded for any period under this method.

     The following unaudited pro forma financial information presents the net loss for the year and loss per common share had the Company adopted Statement of Financial Accounting Standard No. 123 Accounting for Stock-based Compensation.

                                               1997           1996
                                           ------------    -----------
                                                   (UNAUDITED)
Net loss for the year....................  $(13,258,031)   $(6,746,740)
                                           ============    ===========
Basic and diluted loss per common
  share..................................  $      (2.12)   $     (1.39)
                                           ============    ===========

     Using the fair value method for stock-based compensation, additional compensation costs of approximately $1,710,995 would have been recorded for the year ended December 31, 1997 (1996 -- $732,611). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of three years, a weighted average annualized volatility of the Company's share price of 43.93% (1996 -- 30.74%) and a weighted average annualized risk free interest rate at 5.00% (1996 -- 5.46%). There would be no impact for year ended December 31, 1995.

  (n) Recent pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 30), Reporting Comprehensive Income, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Reclassification of financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  (n) Recent pronouncements (Continued)
for earlier periods presented is required. The impact of SFAS 130 on the Company's financial statements is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. The Company has adopted SFAS 131 during the year ended December 31, 1997 (Note
10).

     In October 1997, the American Institute of Certified Public Accountants issued a Statement of Position, Software Revenue Recognition (SOP 97-2), which provides guidance in applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 during the year ended December 31, 1997. The impact on the Company's financial statements is not material.

  (o) Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less, net of draws under the line of credit (Note 9(b)) for short-term working capital requirements.

  (p) Reclassifications

     Certain of the prior years' amounts have been reclassified to conform to the current year's presentation.

 2. ACQUISITIONS AND PLAN OF ARRANGEMENT

  (a) Alliance Systems Incorporated

     On April 17, 1997, the Company entered into an agreement to acquire all of the issued and outstanding shares of Alliance Systems Incorporated ("Alliance") for $9,116,828, consisting of 347,750 common shares and US$1,582,088 ($2,188,750) including cash of US$1,367,869 ($1,892,426) and US$214,219
($296,324) of unsecured promissory notes which bear interest at 6.07% and mature on January 1, 1999. The acquisition was completed July 1, 1997 and the common shares were issued at that date. Alliance, based out of Itasca, Illinois, is a supplier of mobile workforce management solutions to the utility, public safety and cable market sectors.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 2. ACQUISITIONS AND PLAN OF ARRANGEMENT (CONTINUED)
  (a) Alliance Systems Incorporated (Continued)
     This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

     Estimated fair value of net assets acquired:

Current assets...........................................  $1,737,363
Capital assets...........................................   1,117,328
Deferred income taxes....................................   2,401,290
Other assets.............................................      27,287
                                                           ----------
                                                            5,283,268
                                                           ----------
Current liabilities......................................   6,833,045
Long-term debt...........................................   3,111,690
                                                           ----------
                                                            9,944,735
                                                           ----------
                                                           (4,661,467)
Acquired research and development........................  10,002,982
Goodwill.................................................   3,775,313
                                                           ----------
                                                           $9,116,828
                                                           ==========

     The results of operations of Alliance have been consolidated from April 17, 1997.

  (b) MDSI Mobile Data Solutions (UK) Ltd.

     On June 28, 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. (formerly Spectronics Micro Systems Limited -- "MDSI UK") for aggregate consideration of $10,616,023 including L500,000 ($1,089,973) payable in cash on closing and secured convertible loan notes in the amount of L4,500,000 ($9,526,050). MDSI UK is a supplier of wireless computer-aided dispatching systems for the taxi, courier and transport markets in the United Kingdom, Europe, Middle East, Southeast Asia and Australia.

     The acquisition has been accounted for using the purchase method and the purchase price has been allocated to the net estimated fair value of assets acquired as follows:

     Net estimated fair value of assets acquired:

Current assets..........................................  $ 5,343,114
Capital assets..........................................      547,081
                                                          -----------
                                                            5,890,195
                                                          -----------
Current liabilities.....................................    7,205,980
                                                          -----------
                                                           (1,315,785)
Acquired research and development.......................    8,523,363
Goodwill................................................    3,408,445
                                                          -----------
                                                          $10,616,023
                                                          ===========

     The operations of MDSI UK have been consolidated from June 28, 1996.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 2. ACQUISITIONS AND PLAN OF ARRANGEMENT (CONTINUED)
  (b) MDSI Mobile Data Solutions (UK) Ltd. (Continued)
     The secured convertible loan notes consisted of non-interest bearing Class A and B loan notes. The Class A loan notes in the amount of L3,870,940 were repaid December 4, 1996. The Class B loan notes in the amount of L629,060 were discharged on the issue of 55,263 common shares on the conversion of notes in the amount of L417,003 ($882,753) and the balance repaid during the year ended December 31, 1996.

  (c) TelSoft Mobile Data Inc. and Plan of Arrangement

     During the year ended December 31, 1995, the Company and affiliated companies entered into and completed a Plan of Arrangement. The Plan of Arrangement was completed on December 15, 1995 and provided for the incorporation of a new company, MDSI Mobile Data Solutions Inc. which, through a share for share exchange, acquired 100% of the issued shares of MDSI Mobile Data Solutions Canada Inc. ("MDSI Canada" -- formerly "MDSI Mobile Data Solutions Inc.") and 100% of the issued shares of TelSoft Mobile Data Inc. ("TelSoft") and its subsidiary, Service Systems International, Limited ("SSI"). Prior to the Plan of Arrangement, MDSI Canada was a 60% held subsidiary of TelSoft. The business combination of MDSI and TelSoft is accounted for as a purchase. The business combination of MDSI Mobile Data Solutions Inc., and MDSI Canada is accounted for as a reorganization of businesses under common control and therefore the new entity is deemed to be the continuance of MDSI Canada subsequent to the Plan of Arrangement. The accompanying financial statements reflect the operations of MDSI Canada and its subsidiaries for the year ended December 31, 1995 and the results of operations of TelSoft and its subsidiaries for the period from December 15, 1995. In connection with the Plan of Arrangement, the Company incurred reorganization and restructuring costs of $688,374 and $2,017,819, respectively during the year ended December 31, 1995.

     Net estimated fair value of assets acquired:

Current assets...........................................  $1,955,125
Treasury stock...........................................     122,743
Capital assets...........................................     524,413
Software.................................................     439,748
Deferred income taxes....................................   1,034,000
                                                           ----------
                                                            4,076,029
                                                           ----------
Current liabilities......................................     907,216
Current portion of long-term debt........................     797,000
Non-current liabilities..................................      71,813
                                                           ----------
                                                            1,776,029
                                                           ----------
                                                           $2,300,000
                                                           ==========

     During the year ended December 31, 1997, the Company completed the restructuring of operations (Note 13) and the sale of the software assets of SSI. The effect of the sale on these financial statements is not material.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 2. ACQUISITIONS AND PLAN OF ARRANGEMENT (CONTINUED)
  (d) Pro forma results of operations

     The following unaudited pro forma information presents the results of operations of the Company as if the MDSI UK and Alliance acquisitions were combined at the beginning of the years presented.

                                               1997           1996
                                            -----------    -----------
                                                   (UNAUDITED)
Revenue...................................  $71,489,037    $68,121,289
                                            ===========    ===========
Net income (loss) for the year............  $(2,885,742)   $ 1,506,290
                                            ===========    ===========
Diluted earnings (loss) per common
  share...................................  $     (0.45)   $      0.29
                                            ===========    ===========

 3. CAPITAL ASSETS

                                               1997           1996
                                            -----------    -----------
Computer hardware and software............  $ 5,262,667    $ 2,342,140
Plant and equipment.......................      290,138        164,304
Furniture and fixtures....................    1,040,859        559,291
Leasehold improvements....................      198,252         21,023
                                            -----------    -----------
                                              6,791,916      3,086,758
Less: accumulated depreciation............   (2,500,161)    (1,128,000)
                                            -----------    -----------
                                            $ 4,291,755    $ 1,958,758
                                            ===========    ===========

 4. INTANGIBLE ASSETS

                                               1997           1996
                                            -----------    -----------
Software..................................  $        --    $   439,748
Goodwill..................................    7,183,758      3,408,445
                                            -----------    -----------
                                              7,183,758      3,848,193
Less: accumulated amortization............     (997,832)      (331,411)
                                            -----------    -----------
                                            $ 6,185,926    $ 3,516,782
                                            ===========    ===========

 5. LONG-TERM DEBT

                                               1997           1996
                                            -----------    -----------
Western Economic Diversification
  Program(i)..............................  $        --    $   300,000
Stockholders(ii)..........................      215,454         91,000
Promissory notes(iii).....................      296,324             --
                                            -----------    -----------
                                                511,778        391,000
Less: current portion.....................     (215,454)      (391,000)
                                            -----------    -----------
                                            $   296,324    $        --
                                            ===========    ===========

          (i) Western Economic Diversification Program -- The Company was granted two interest free loans from the Government of Canada for $1,000,000 and $94,200, respectively. The loans were repayable in ten equal quarterly instalments which commenced April 30, 1995 and May 31, 1995, respectively and were secured by a first charge over certain assets of the Company.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 5. LONG-TERM DEBT (CONTINUED)
          (ii) Stockholders -- The amounts owing to stockholders are unsecured, non-interest bearing and without specific terms for repayment.

          (iii) Promissory notes -- The Company issued promissory notes in the amount of US$214,219 as part of the Alliance acquisition (Note 2 (a)) to former stockholders of Alliance. The promissory notes are unsecured, bear interest at the rate of 6.07% and mature January 1, 1999.

 6. STOCKHOLDERS' EQUITY

  (a) Stock options

     The Company adopted its 1997 Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value of the common shares at the time the options are granted. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 1,100,000 common shares. Information regarding the Company's stock options is as follows:

                                                NUMBER        WEIGHTED
                                               OF SHARES    AVERAGE PRICE
                                               ---------    -------------
Stock options granted to former TelSoft
  shareholders on acquisition................   228,603        $11.13
                                               --------
Outstanding at December 31, 1995.............   228,603         11.13
  Granted....................................   441,500         14.18
  Exercised..................................   (19,890)        10.54
  Cancelled..................................   (25,214)        11.75
                                               --------
Outstanding at December 31, 1996.............   624,999         13.29
  Granted....................................   514,000         23.46
  Exercised..................................  (107,010)        11.92
  Cancelled..................................   (53,471)        18.25
                                               --------
Outstanding at December 31, 1997.............   978,518         18.48
                                               ========

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 6. STOCKHOLDERS' EQUITY (CONTINUED)
  (a) Stock options (Continued)
     Outstanding options to purchase common shares of the Company at December 31, 1997 are as follows:

NUMBER    PRICE       EXPIRY DATE         VESTING
-------   ------   ------------------   ------------
13,050    $11.22        March 3, 1999   Over 3 years
55,369     11.22        July 13, 1999   Over 3 years
34,491     11.22       April 28, 2000   Fully vested
25,000     10.38    February 23, 2001   Over 3 years
227,400    13.88       March 19, 2001   Over 3 years
30,000     13.88       March 19, 2001   Fully vested
 7,500     13.13       March 28, 2001   Over 3 years
 5,000     12.88       April 15, 2001   Over 3 years
43,208     14.75        June 21, 2001   Over 3 years
 5,000     13.88        July 15, 2001   Over 3 years
34,500     16.00      August 28, 2001   Over 3 years
 7,500     16.00    September 9, 2001   Over 3 years
40,000     21.50      January 2, 2002   Over 3 years
11,000     22.00        March 5, 2002   Over 3 years
33,000     23.00       April 29, 2002   Over 3 years
85,000     27.00   September 10, 2002   Over 3 years
321,500    23.00    November 17, 2002   Over 3 years
-------
978,518
=======

  (b) Stock purchase plan

     The Company has established a voluntary stock compensation arrangement for certain full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $10,000 for each employee per year. The subscription price of common shares purchased under the Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. The Company has reserved 50,000 common shares for issuance pursuant to the Stock Purchase Plan. During the year ended December 31, 1997, 21,671 common shares were issued under this Plan.

  (c) Special warrants

     In June 1996, the Company issued 280,000 special warrants through a private placement for net proceeds of $3,925,100 (net of issue costs of $30,000). Each special warrant was exchangeable, without further payment or additional consideration, into one common share and one share purchase warrant. Five share purchase warrants entitle the holder to acquire an additional common share of the Company at a price of $14.90 per share on or before July 4, 1998. During the year ended December 31, 1997, 280,000 common shares and 280,000 share purchase warrants were issued on the conversion of special warrants.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 6. STOCKHOLDERS' EQUITY (CONTINUED)
  (d) Escrow agreement

     On December 15, 1995, the Company and certain shareholders entered into an agreement whereby these certain shareholders placed a total of 1,051,200 common shares into escrow. These shares are released from escrow in an amount equal to one third (350,400 shares) of the total on each of the first, second and third anniversaries of this agreement. At December 31, 1997, 350,400 shares remain in escrow.

  (e) Stock transactions

     On December 2, 1996, the Company completed a public offering for the sale and issue of 1,495,000 common shares at a price of $20.10 (US$14.875) per share for net proceeds of $26,476,306 (net of offering costs of $3,573,194).

  (f) Alliance employee stock ownership plan

     Prior to the Company's acquisition of Alliance, the Alliance employees participated in an employee stock ownership plan ("ESOP"). Upon the Company's acquisition of Alliance (Note 2(a)), the remaining unallocated shares held by the ESOP were allocated to employees. At December 31, 1997, 115,333 shares of the Company were held by the ESOP of which 70,794 are not fully vested. These shares will vest evenly over the period until fully vested at December 31, 1999.

 7. INCOME TAXES

     The provision for income taxes consists of the following:

                                          1997           1996          1995
                                       -----------    -----------    ---------
Current:
  Canada.............................  $(1,945,359)   $        --    $      --
  United States......................      107,146             --           --
  United Kingdom.....................      254,821             --           --
  Other..............................     (281,270)
                                       -----------    -----------    ---------
          Total current provision for
            income taxes.............   (1,864,662)            --           --
                                       -----------    -----------    ---------
Deferred:
  Canada.............................           --     (1,334,615)    (524,986)
  United States......................     (960,252)       160,000           --
  United Kingdom.....................      452,542        250,000           --
  Other..............................       53,197             --           --
                                       -----------    -----------    ---------
          Total deferred provision
            for income taxes.........     (454,513)      (924,615)    (524,986)
                                       -----------    -----------    ---------
Provision for income taxes...........  $(2,319,175)   $  (924,615)   $(524,986)
                                       ===========    ===========    =========

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 7. INCOME TAXES (CONTINUED)
     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and Provincial income tax rates to the loss before tax provision due to the following:

                                         1997           1996           1995
                                      -----------    -----------    -----------
Statutory tax rate..................         45.0%          45.0%          45.0%
Recovery of income taxes computed at
  statutory rate....................  $ 4,152,381    $ 2,290,281    $   453,499
Tax loss and related (benefit) not
  recognized in the period of the
  loss..............................   (1,238,564)       769,752     (1,052,742)
Lower rate on earnings (loss) of
  foreign subsidiaries..............     (186,071)            --         74,257
Acquired research and development
  costs not deductible for tax
  purposes..........................   (4,501,342)    (3,835,513)            --
Amortization of intangibles not
  deductible for tax purposes.......     (376,724)      (149,135)            --
Other permanent differences.........     (168,855)            --             --
                                      -----------    -----------    -----------
Provision for income taxes..........  $(2,319,175)   $  (924,615)   $  (524,986)
                                      ===========    ===========    ===========

     The principal components of the deferred portion of the provision for income taxes are as follows:

                                         1997           1996           1995
                                      -----------    -----------    -----------
Depreciation........................  $        --    $    (2,677)   $        --
Research and development............           --        (19,627)      (524,986)
Deferred revenue....................      258,233       (308,553)            --
Operating loss carry forwards.......     (712,746)      (624,000)            --
Other...............................           --         30,242             --
                                      -----------    -----------    -----------
Total deferred provision for income
  taxes.............................  $  (454,513)   $  (924,615)   $  (524,986)
                                      ===========    ===========    ===========

     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                                                       1997           1996
                                                    -----------    -----------
Current
Deferred revenue..................................  $        --    $  (258,233)
Operating loss carry forwards.....................    2,096,544        408,000
Other.............................................           --             --
                                                    -----------    -----------
Net current deferred tax asset....................  $ 2,096,544    $   149,767
                                                    ===========    ===========

                                                       1997           1996
                                                    -----------    -----------
Non-current
Depreciation......................................  $    60,406    $    80,541
Operating loss carry forwards.....................    4,460,628      3,041,000
Other.............................................      (17,348)       (50,868)
                                                    -----------    -----------
                                                      4,503,686      3,070,673
Less: valuation allowance.........................   (4,503,686)    (3,070,673)
                                                    -----------    -----------
Net non-current deferred tax asset................  $        --    $        --
                                                    ===========    ===========

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 7. INCOME TAXES (CONTINUED)
     At December 31, 1997, the Company has the following loss carry-forwards available for tax purposes:

                 COUNTRY                      AMOUNT             EXPIRY
                 -------                      ------             ------
Canada...................................    $ 4,200,000    2003 through 2004
United Kingdom...........................    L 2,700,000    Unlimited
United States............................  US$ 5,300,000    2008 through 2012

     The loss carry-forwards in Canada and the United States are subject to certain annual restrictions.

 8. RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include:

     (a) advisory fees of US$25,000 paid to a company controlled by a director during the year ended December 31, 1997;

     (b) management fees of $39,500 paid to TelSoft during the year ended December 31, 1995;

     (c) advisory fees for which TelSoft issued 21,600 common shares during the year ended December 31, 1995 on behalf of investment banking, financial advisory and other services from a company controlled by a director relating to the Plan of Arrangement; and

     (d) severance fees of $200,000 paid to two former directors of the Company during the year ended December 31, 1995. In addition, the Company paid non-refundable retainers to companies controlled by these individuals totalling $610,000, granted options to purchase up to 30,000 common shares of the Company at $13.88 per share until March 19, 2001 and entered into consulting agreements whereby the Company has agreed to pay fees of $1,000 per day for services rendered. At December 31, 1997, no services have been provided under these agreements.

 9. COMMITMENTS AND CONTINGENCIES

  (a) Capital and operating leases

     At December 31, 1997, future minimum payments under capital and non-cancellable operating leases for office space and computer equipment are as follows:

                                                      CAPITAL      OPERATING
                                                       LEASES       LEASES
                                                      --------    -----------
1998................................................  $ 22,231    $ 2,104,842
1999................................................        --      2,539,548
2000................................................        --      2,021,984
2001................................................        --      1,946,598
2002................................................        --      1,742,537
Thereafter..........................................        --      9,036,245
                                                      --------    -----------
          Total minimum lease payments..............    22,231    $19,391,754
                                                                  ===========
Less: amount representing interest..................    (1,610)
                                                      --------
Present value of net minimum lease payments.........    20,621
Less: current portion...............................   (20,621)
                                                      --------
                                                      $     --
                                                      ========

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
  (a) Capital and operating leases (Continued)
     Rent expense for the year ended December 31, 1997 in respect of operating leases for office space was $1,583,767 (1996 -- $658,765; 1995 -- $141,416).

  (b) Line and letters of credit

     The Company has an operating line of credit with a Canadian commercial bank to borrow up to $5,000,000 which bears interest at prime plus 0.5%. In addition, the Company has irrevocable revolving letters of credit with the same bank in the amount of US$200,000 and L200,000. The Company has pledged an amount equal to the letters of credit from its operating line of credit as security. Subsequent to December 31, 1997, the letter of credit for US$200,000 was released. As at December 31, 1997, the Company had drawn $2,831,015 on the operating line of credit.

  (c) Year 2000

     The Company is in the process of completing its assessment of the impact of Year 2000 on its management information systems and believes that it is Year 2000 compliant with respect to substantially all of its systems. The Company does not expect any material future expenditures relating to Year 2000 compliance for its management information systems. The Company does plan to incur Year 2000 compliance expenditures with respect to its development software products as part of its ongoing research and development activities.

10. SEGMENTED INFORMATION

  Segmented information

     The Company develops, markets and supports mobile work force management systems primarily to the utility, telecommunications, land transport (taxi, courier and roadside recovery) and general field service market sectors. In accordance with SFAS 131, the Company considers its business to consist of one reportable operating segment.

  Geographic information

     The Company has long-lived assets and has earned revenue from sales to customers, in the following geographic locations:

                                              1997                        1996                1995
                                    -------------------------   ------------------------   ----------
                                                  LONG-LIVED                  LONG-LIVED
                                      REVENUE       ASSETS        REVENUE       ASSETS      REVENUE
                                    -----------   -----------   -----------   ----------   ----------
Canada............................  $ 1,975,850   $ 2,222,706   $   851,163   $1,030,274   $       --
United States.....................   45,525,859     4,712,938    30,349,559      677,855    5,960,458
Europe............................   18,134,893     3,527,130     9,672,356    3,767,411    3,352,757
Asia..............................    2,112,136            --     4,269,492           --           --
South America.....................    2,531,441            --            --           --           --
Other.............................           --        14,907            --           --           --
                                    -----------   -----------   -----------   ----------   ----------
                                    $70,280,179   $10,477,681   $45,142,570   $5,475,540   $9,313,215
                                    ===========   ===========   ===========   ==========   ==========

Long-lived assets consist of capital and intangible assets.

                        MDSI MOBILE DATA SOLUTIONS INC.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (EXPRESSED IN CANADIAN DOLLARS)

10. SEGMENTED INFORMATION (CONTINUED)
  Major customers

     During the year ended December 31, 1997, the Company earned revenue from one customer of $7,598,277 (1996 -- one customer of $15,922,960; 1995 -- one customer of $3,352,757).

11. CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                1997            1996           1995
                                            ------------    ------------    -----------
Accounts receivable.......................  $ (5,047,163)   $(10,791,491)   $(1,243,273)
Work in progress..........................        63,437         (68,240)       259,475
Prepaid expenses..........................    (1,499,151)          8,478         63,990
Accounts payable and accrued
  liabilities.............................    (6,379,713)      3,847,758      2,870,275
Deferred revenue..........................    (1,984,901)        862,261      2,009,550
                                            ------------    ------------    -----------
                                            $(14,847,491)   $ (6,141,234)   $ 3,960,017
                                            ============    ============    ===========

12. FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations reflected in the balance sheets approximate their respective fair values.

     The Company estimates the fair value of its non-interest bearing long-term debt using discounted cash flows assuming a borrowing rate equal to the Bank of Canada rate plus 2%.

                                                        1997                    1996
                                                ---------------------   ---------------------
                                                CARRYING                CARRYING
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
Long-term debt:
  Western Economic Diversification Program....  $     --    $     --    $300,000    $280,000
  Stockholders................................   215,454     215,454      91,000      85,000
  Promissory note.............................   296,324     277,717          --          --
                                                --------    --------    --------    --------
                                                $511,778    $493,171    $391,000    $365,000
                                                ========    ========    ========    ========

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications, courier and taxi market sectors. However, as these customers are geographically dispersed and bad debts have not been significant, concentrations of credit risk are considered to be minimal.

13. PROVISION FOR RESTRUCTURING AND CHANGES IN ESTIMATES TO COMPLETE

     During the year ended December 31, 1997, the Company recorded a one-time charge of $6,371,192, including $1,145,152 with respect to restructuring of certain operations and $5,226,040 due to a change in the estimates to complete certain contracts by its UK operations. These contracts were entered into by MDSI UK prior to the acquisition by the Company.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

     We have audited the consolidated financial statements of MDSI Mobile Data Solutions Inc. as at December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 and have issued our report thereon dated February 6, 1998; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of MDSI Mobile Data Solutions Inc. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE
Chartered Accountants
Vancouver, British Columbia
February 6, 1998

                                                                     SCHEDULE II

                        MDSI MOBILE DATA SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (EXPRESSED IN CANADIAN DOLLARS)

                                                                       APPLICATION/
                                              BALANCE,    ADDITIONS     WRITE-OFF      BALANCE
                                             BEGINNING      DURING        DURING         END
                                             OF PERIOD      PERIOD        PERIOD      OF PERIOD
                                             ----------   ----------   ------------   ----------
ACCUMULATED AMORTIZATION OF SOFTWARE
  Year ended December 31, 1997.............  $   87,950   $   87,920   $  (175,870)   $       --
  Year ended December 31, 1996.............          --       87,950            --        87,950
  Year ended December 31, 1995.............          --           --            --            --
ALLOWANCES FOR DOUBTFUL ACCOUNTS
  Year ended December 31, 1997.............  $   37,000   $  252,243   $   (37,000)   $  252,243
  Year ended December 31, 1996.............     142,046       37,000      (142,046)       37,000
  Year ended December 31, 1995.............          --      142,046                     142,046
ACCUMULATED DEPRECIATION OF CAPITAL ASSETS
  Year ended December 31, 1997.............  $1,128,000   $1,372,161   $        --    $2,500,161
  Year ended December 31, 1996.............     427,459      700,541            --     1,128,000
  Year ended December 31, 1995.............     131,046      322,505       (26,092)      427,459
ACCUMULATED AMORTIZATION OF GOODWILL
  Year ended December 31, 1997.............  $  243,461   $  754,371   $        --    $  997,832
  Year ended December 31, 1996.............          --      243,461            --       243,461
  Year ended December 31, 1995.............          --           --            --            --
DEFERRED INCOME TAX VALUATION ALLOWANCE
  Year ended December 31, 1997.............  $3,070,673   $2,485,470   $(1,052,457)   $4,503,686
  Year ended December 31, 1996.............   3,667,500           --      (596,827)    3,070,673
  Year ended December 31, 1995.............          --    3,667,500            --     3,667,500
RESERVE FOR CONTRACTS/GENERAL RESERVE
  Year ended December 31, 1997.............  $   21,169   $9,139,182   $(4,514,075)   $4,646,276
  Year ended December 31, 1996.............          --    1,041,515    (1,020,346)       21,169
  Year ended December 31, 1995.............          --           --            --            --

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                               DESCRIPTION
        -------                             -----------
            *2.1    Arrangement Agreement dated September 11, 1995 between
                    Telsoft, MDSI Canada and the Company.
            *2.2    Share Purchase Agreement between the Company and the
                    shareholders of Spectronics Micro Systems Limited.
            +2.3    Agreement and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
            *3.1    Articles of Incorporation of the Company.
            *3.2    Articles of Amendments of the Company.
            *3.3    By-laws of the Company.
            *4.1    Form of Common Share Certificate.
            *4.2    Form of Promissory Note
         ++*10.1    1996 Stock Option Plan.
         ++*10.2    Stock Purchase Plan.
           *10.3    Letter Agreement dated July 19, 1995 between Unterberg
                    Harris L.L.C. and MDSI Canada.
           *10.4    Form of Indemnification Agreement between the Company and
                    certain officers of the Company.
           *10.5    Form of Non-Competition and Non-Disclosure Agreement between the Company and holders of TelSoft Stock Options.
           *10.6    Form of Indemnity Agreement dated August 31, 1995 between
                    MDSI Canada and each of the officers of MDSI Canada.
           *10.7    Agreement dated March 10, 1994 between MDSI Canada and
                    Department of Western Economic Diversification.
           *10.8    Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc.
           *10.9    Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd.
          *10.10    Form of Amending Agreement dated November 30, 1995 between
                    TelSoft, the Company and each of the holders of Redeemable
                    Convertible TelSoft Debentures.
          *10.11    Non-Transferable Share Purchase Warrant dated December 15,
                    1995 between the Company and Unterberg Harris LLC.
          *10.12    Non-Transferable Share Purchase Warrant dated December 15,
                    1995 between the Company and Barington Capital Group, L.P.
          *10.13    Special Warrant Indenture dated July 4, 1996 between the
                    Company and Montreal Trust Company of Canada.
          *10.14    Charge dated July 10, 1996 between the Company, the
                    Spectronics Shareholders and United Bank of Kuwait PLC.
          *10.15    Consultant Agreement dated March 19, 1996 between the
                    Company, Killean Consulting Inc., and Douglas G. Hooper.
          *10.16    Consultant Agreement dated March 19, 1996 between the
                    Company, 382904 B.C. Ltd., and Peter L. Bradshaw.
        ++*10.17    MDSI Loan Note Instrument dated July 10, 1996 constituting up to L4,500,000 Interest-Free Secured Loan Notes, as
                    amended.

        EXHIBIT
          NO.                               DESCRIPTION
        -------                             -----------
        ++*10.18    Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe.
        ++*10.19    Employment Agreement dated July 1, 1995 between the Company and Kenneth R. Miller.
          *10.20    Lease dated November 24, 1995 between Sun Life Assurance
                    Company of Canada and the Company.
          *10.21    Lease Agreement dated July 24, 1996 between Sun Life
                    Assurance Company of Canada and the Company and its
                    corresponding extension dated August 16, 1996.
          *10.22    Lease Agreement dated July 24, 1996 between Sun Life
                    Assurance Company of Canada and the Company and its
                    corresponding extension dated August 16, 1996.
          *10.23    Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent
                    amendments.
          *10.24    Offer to Sublease dated August 27, 1996 between the Company and TNL Construction Limited.
          *10.25    Lease dated April 8, 1993 between Cambridge Scanning Company
                    Limited and Spectronics Micro Systems Limited.
          *10.26    Underwriting Agreement.
            11.1    Computation of Earnings Per Common Share.
           *21.1    List of the Company's Subsidiaries.
            23.1    Consent of Deloitte & Touche.

---------------
 * Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. 333-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

++ This document has been identified as a management contract or compensatory plan or arrangement.

 + Previously filed as an exhibit to Registrant's Registration Statement on Form
   F-4 (No. 333-07010), filed with Securities and Exchange Commission on June 6, 1997.