Form 10-Q
period 1998-03-31
MDSI MOBILE DATA SOLUTIONS INC
filed 1998-05-14
CIK 935497

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________.

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

   (Address and telephone number of registrant's principal executive offices)



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

              The number of outstanding shares of the Registrant's common stock, no par value, at March 31, 1998 was 6,476,970.


================================================================================
                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets ........................................ 3

                  Consolidated Statements of Operations
                  and Retained Earnings (Deficit)  ................................... 4

                  Consolidated Statements of Cash Flows .............................. 5

                  Notes to the Consolidated Financial Statements ..................... 6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ................................ 8


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ................................................. 16

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................... 16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 16

         ITEM 5.  OTHER INFORMATION...................................................17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 17


SIGNATURES .......................................................................... 18

EXHIBIT INDEX ....................................................................... 19

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.

                           CONSOLIDATED BALANCE SHEETS

                        (EXPRESSED IN CANADIAN DOLLARS)


                                                            AS AT
                                                 ------------------------------
                                                   MARCH 31,       DECEMBER 31,
                                                     1998              1997
                                                 ------------      ------------
ASSETS                                            (UNAUDITED)

CURRENT ASSETS

    Cash and cash equivalents.................   $  2,146,947      $    110,117
    Accounts receivable, net
       Trade..................................     13,381,701        15,256,202
       Unbilled...............................      9,470,937         9,604,060
    Work in progress..........................      2,189,558         1,451,662
    Prepaid expenses..........................      1,256,626         1,647,748
    Deferred income taxes.....................      1,910,111         2,096,544
                                                 ------------      ------------
                                                   30,355,880        30,166,333

CAPITAL ASSETS, NET...........................      4,410,374         4,291,755
INTANGIBLE ASSETS, NET........................      5,969,812         6,185,926
                                                 ------------      ------------

TOTAL ASSETS..................................   $ 40,736,066      $ 40,644,014
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable..........................   $  4,181,443      $  3,936,501
    Accrued liabilities.......................      6,589,726         8,353,417
    Deferred revenue..........................      4,243,613         3,985,261
    Current portion of long-term debt.........        511,778           215,454
    Current obligations under capital leases..        318,617            20,621
                                                 ------------      ------------
                                                   15,845,177        16,511,254

LONG-TERM DEBT................................             --           296,324
OBLIGATIONS UNDER CAPITAL LEASES..............        692,771                --
                                                 ------------      ------------
TOTAL LIABILITIES.............................     16,537,948        16,807,578
                                                 ------------      ------------
STOCKHOLDERS' EQUITY
    Common stock..............................     43,439,459        43,154,039
    Treasury stock............................       (122,743)         (122,743)
    Retained earnings (deficit)...............    (19,118,598)      (19,194,860)
                                                 ------------      ------------
                                                   24,198,118        23,836,436
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $ 40,736,066      $ 40,644,014
                                                 ============      ============



                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.


      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                         (EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                               -------------------------------
                                                    1998             1997
                                               ------------      ------------
REVENUE
    Software and services ................     $  8,916,977      $  7,117,515
    Terminals and infrastructure .........        2,448,389         1,865,401
    Third party products and services ....        1,038,295         7,762,970
    Maintenance and support ..............        1,676,703         1,286,480
                                               ------------      ------------
                                                 14,080,364        18,032,366

DIRECT COSTS .............................        7,059,965        11,451,641
                                               ------------      ------------
GROSS PROFIT .............................        7,020,399         6,580,725
                                               ------------      ------------
OPERATING EXPENSES
    Research and development .............        1,927,079         1,399,726
    Sales and Marketing ..................        3,138,996         2,125,212
    General and administrative ...........        1,508,436         1,158,869
    Amortization of intangible assets ....          216,114           144,764
                                               ------------      ------------
                                                  6,790,625         4,828,571
                                               ------------      ------------
OPERATING INCOME .........................          229,774         1,752,154

OTHER INCOME (EXPENSE) ...................          (27,486)          114,573
                                               ------------      ------------
INCOME BEFORE TAX PROVISION ..............          202,288         1,866,727
PROVISION FOR INCOME TAXES ...............         (126,026)         (603,447)
                                               ------------      ------------
NET INCOME FOR THE PERIOD ................           76,262         1,263,280

RETAINED EARNINGS (DEFICIT), BEGINNING OF

PERIOD ...................................      (19,194,860)       (7,647,824)
                                               ------------      ------------

RETAINED EARNINGS (DEFICIT), END OF PERIOD     $(19,118,598)     $ (6,384,544)
                                               ============      ============
EARNINGS PER COMMON SHARE
  BASIC
                                               $       0.01      $       0.21
                                               ============      ============
  DILUTED
                                               $       0.01      $       0.20
                                               ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC ..................................        6,466,336         5,937,239
                                               ============      ============
  DILUTED ................................        6,621,553         6,311,815
                                               ============      ============


                 See notes to consolidated financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (EXPRESSED IN CANADIAN DOLLARS)



7                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the period ..........................     $     76,262      $  1,263,280
    Items not affecting cash:
        Depreciation and amortization ..................          712,290           335,209
        Deferred income taxes ..........................          186,433           (84,500)
        Changes in non-cash operating working capital
        items ..........................................          400,453        (4,199,558)
                                                             ------------      ------------

    Net cash provided by (used in) operating activities         1,375,438        (2,685,569)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock ...........................          285,420           747,341
    Repayment of long-term debt ........................               --          (100,000)
    Repayment of loan notes ............................               --          (428,424)
    Proceeds from capital leases .......................        1,000,000                --
    Repayment of capital leases ........................           (9,233)          (11,535)
                                                             ------------      ------------

    Net cash provided by financing activities ..........        1,276,187           207,382
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets ......................         (614,795)         (467,358)
                                                             ------------      ------------

    Net cash used in investing activities ..............         (614,795)         (467,358)
                                                             ------------      ------------

NET CASH  INFLOW (OUTFLOW) .............................        2,036,830        (2,945,545)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........          110,117        20,207,019
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............     $  2,146,947      $ 17,261,474
                                                             ============      ============


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES


During the three months ended March 31, 1997, the Company issued 230,000 Common Shares and 230,000 Common Share Purchase Warrants on the exercise of 230,000 Special Warrants without additional consideration.



                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of presentation

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

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

    (c)  Recent pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted on January 1, 1998. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information in interim reports to shareholders. The Company adopted SFAS 131 during the year ended December 31, 1997 (Note 2).

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income which is required to be adopted on January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of SFAS 130 on the Company's financial statements for the three months ended March 31, 1998 and 1997 is not material.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                         (EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

2.  SEGMENTED INFORMATION

    Segmented information

    The Company develops, markets and supports mobile work force management systems primarily to the utility, telecommunications/cable, land transport (taxi, courier and roadside recovery) and general field service market sectors. In accordance with SFAS 131, the Company considers its business to consist of one reportable operating segment.

    Geographic information

    The Company earned revenue from sales to customers in the following geographic locations:

                                                   Three months ended March 31,
                                              ----------------------------------
                                                 1998                    1997
                                              -----------            -----------
Canada ...........................            $   152,145            $   405,334
United States ....................              9,268,248             13,779,506
Europe ...........................              3,915,233              3,548,407
Asia .............................                500,018                299,119
South America ....................                244,720                     --
                                              -----------            -----------
                                              $14,080,364            $18,032,366
                                              ===========            ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                All financial information in this Form is expressed in Canadian dollars unless otherwise noted.

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

                The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

                From time to time, the Company is required to provide, through its UK operations in the taxi, courier and roadside recovery markets, mobile computing devices and wireless data communications network equipment.

                The Company is also called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, or sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

                The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract or the introduction of new products, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations, cash flows and financial condition. During the three months ended March 31, 1998, the Company experienced delays in the signing and implementation of certain contracts resulting in a reduction in anticipated revenue and net earnings. Delays in the implementation of contracts may result in delays in the implementation or cancellation of subsequent contracts. The Company's contracts are generally cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

EFFECTS OF ACQUISITION

                These consolidated financial statements of the Company reflect the acquisition of Alliance Systems, Incorporated ("Alliance") effective April 17, 1997. This acquisition has been accounted for using the purchase method.

                On April 17, 1997, the Company entered into an agreement to acquire Alliance which was completed July 1, 1997. Alliance is a supplier of mobile workforce management solutions to the utility, public safety and cable markets. The acquisition resulted in the write-off of $10.0 million associated with acquired research and development. As the acquisition was completed at the beginning of the second quarter in 1997, the Company's results of operations and cash flows for the three months ended March 31, 1997 do not include the results of operations and cash flows of Alliance.

                The Company has a limited history of operations on a combined basis with Alliance. As a result, the financial information presented in this Form is not indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

                The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                        THREE MONTHS ENDED MARCH 31,
                                        --------------------------
                                           1998          1997
                                        ----------    -----------
                                        (Unaudited)   (Unaudited)
REVENUE
   Software and services ...........        63.3%       39.5%
   Terminals and infrastructure ....        17.4        10.3
   Third party products and services         7.4        43.1
   Maintenance and support .........        11.9         7.1
                                           -----       -----
                                           100.0       100.0

DIRECT COSTS .......................        50.1        63.5
                                           -----       -----
GROSS PROFIT .......................        49.9        36.5
                                           -----       -----
OPERATING EXPENSES
   Research and development ........        13.7         7.8
   Sales and marketing .............        22.3        11.8
   General and administrative ......        10.7         6.4
   Amortization of intangible assets         1.5         0.8
                                           -----       -----
                                            48.2        26.8
                                           -----       -----
OPERATING INCOME ...................         1.7         9.7

OTHER INCOME (EXPENSE) .............        (0.2)        0.6
                                           -----       -----
INCOME BEFORE TAX PROVISION ........         1.5        10.3

PROVISION FOR INCOME TAXES .........        (0.9)       (3.3)
                                           -----       -----

NET INCOME FOR THE PERIOD ..........         0.6%        7.0%
                                           =====       =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

                Revenue. Revenue decreased by $4.0 million (21.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease was due to the reduction of third party products and services delivered during the first quarter of 1998 relative to the same period in 1997.

                Software and services revenue increased by $1.8 million (25.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase is due primarily to the acquisition of Alliance in April 1997 and additional revenue from customers in both the telecommunications and utility markets.

                Terminals and infrastructure revenue increased by $583,000 (31.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase is due primarily to additional terminals delivered to a customer in the taxi market during the first quarter of 1998. Terminals and infrastructure revenue is derived from the MDSI UK operations.

                Third party products and services revenue decreased by $6.7 million (86.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in third party products and services revenue is due primarily to revenue earned in the first quarter of 1997 from certain third party deliveries to customers in the utility market. These third party products typically include host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

                Maintenance and support revenue was $1.7 million for the three months ended March 31, 1998 as compared to $1.3 million for the three months ended March 31, 1997. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base and the acquisition of Alliance. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.


                Direct Costs. Direct costs were 50.1% of revenue for the three months ended March 31, 1998 as compared to 63.5% for the three months ended March 31, 1997. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.


                Gross Margins. Gross margins were 49.9% of revenue for the three months ended March 31, 1998 as compared to 36.5% for the three months ended March 31, 1997. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the period. During the three months ended March 31, 1998 there was an increase in software and services revenue, which typically has a higher gross margin, and a decrease in third party products and services revenue, which typically has a lower gross margin, relative to the same period in 1997.


                Research and Development. Research and development expenses were 13.7% of revenue for the three months ended March 31, 1998 and 7.8% of revenue for the three months ended March 31, 1997. Total research and development expenditures for the three months ended March 31, 1998 of $1.9 million represents an increase of $527,000 (37.7%) as compared to the same period in 1997. The increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

                Sales and Marketing. Sales and marketing expenses were 22.3% of revenue for the three months ended March 31, 1998 and 11.8% of revenue for the three months ended March 31, 1997. This represents an increase of $1.0 million (47.7%) as compared to the same period in 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

                General and Administrative. General and administrative expenses were 10.7% of revenue for the three months ended March 31, 1998 and 6.4% of revenue for the three months ended March 31, 1997. Total general and administrative expenses of $1.5 million represents an increase of $350,000 (30.2%) for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was due primarily to the inclusion of costs associated with Alliance. The Company expects that the dollar amounts of its general and administrative expenses will continue to increase as the Company expands its staffing, information systems and other administrative activities to support its growth.

                Other Income (Expense). Other income (expense) was $(27,000) for the three months ended March 31, 1998 as compared to $115,000 for the three months ended March 31, 1997. Substantially all of other income (expense) relates to interest on cash and short-term deposits, short-term borrowings under the line of credit and capital lease obligations and fluctuations in the currencies of the Company's foreign operations.

                Income Taxes. The Company provided for income taxes on earnings for the three months ended March 31, 1998 at the rate of 30.1%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

 LIQUIDITY AND CAPITAL RESOURCES

                The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At March 31, 1998, the Company had cash and cash equivalents of $2.1 million and working capital of $14.5 million.

                Cash provided by (used in) operating activities was $1.4 million for the three months ended March 31, 1998 compared to $(2.7) million for the three months ended March 31, 1997. The inflow of cash from operating activities, after adding back depreciation and amortization of $712,000, is due to a net increase in non-cash working capital items of $400,000. The net increase in non-cash operating working capital items of $400,000 is due primarily to a net decrease in trade and unbilled accounts receivable of $2.0 million which was offset by a corresponding decrease in accounts payable and accrued liabilities of $1.5 million.

                Cash provided by financing activities of $1.3 million during the three months ended March 31, 1998 relates to proceeds from common shares issued for $285,000 pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan and proceeds from capital lease financing of certain equipment for $1.0 million. The capital leases are to be repaid evenly over a 39 month period ending June 30, 2001, bear interest at 7.125% and are secured by certain computer hardware and software assets of the Company.

                Cash used in investing activities was $615,000 for the three months ended March 31, 1998 as compared to $467,000 for the three months ended March 31, 1997. Total investing activity during the three months ended March 31, 1998 and 1997 consisted of purchases of capital assets including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

                Existing sources of liquidity at March 31, 1998 include $2.1 million of cash and cash equivalents and up to $5.0 million available under the Company's operating line of credit. At March 31, 1998, 200,000 (pounds sterling) of such amount was committed to securing any overdraft position which may arise in the accounts of MDSI UK. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 1998, the Company had no borrowings under the line of credit.

                The Company believes that future cash flows, in addition to funds on hand and its borrowing capacity under the line of credit, will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company may use cash to fund other acquisitions of businesses or products complementary to the Company's business although the Company has no plans to do so. The Company has no material additional commitments other than operating and capital leases. The Company may look to obtain additional equity or debt financing to fund future growth or other investing activities, which may or may not be available on attractive terms, or at all, and may be dilutive to current or future shareholders.

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

        The Company is also in the process of initiating formal communications with all of its significant suppliers and customers to determine the extent to which the Company's products may be affected by the failure of third parties to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year. The estimate of costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

PART II -    OTHER INFORMATION

             ITEM 1.       LEGAL PROCEEDINGS

                           As of the date hereof, there is no material
             litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.


             ITEM  2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                           a)  SALES OF UNREGISTERED SECURITIES

                               None.

                           b)  USE OF PROCEEDS FROM SALES OF REGISTERED
                               SECURITIES

                               None.

             ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                           None.

             ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

             ITEM 5.       OTHER INFORMATION

                           None.

             ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                           A)  EXHIBITS

                               Exhibit 11.1   Computation of Earnings per
                                              Common Share.

                           B)  REPORTS ON FORM 8-K

                           On March 13, 1998, the Registrant filed a Form 8-K reporting that it had issued a press release announcing that it expected earnings for the first quarter ended March 31, 1998 to be below analysts' expectations due to the delays in signing certain contracts.

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MDSI MOBILE DATA SOLUTIONS INC.


Date:      May 13, 1998                By: /s/ KENNETH R. MILLER
                                           ------------------------------------
                                           Name:      Kenneth R. Miller
                                           Title:     President




Date:      May 13, 1998                By: /s/ VERNE D. PECHO
                                           -------------------------------------
                                           Name:      Verne D. Pecho
                                           Title:     Vice President Finance &
                                                      Administration and Chief
                                                      Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                         MDSI MOBILE DATA SOLUTIONS INC.

                                  EXHIBIT INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998





EXHIBIT 11.1
COMPUTATION OF EARNINGS PER COMMON SHARE................................20