Form 10-Q
period 1998-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1998-08-13
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____


              The number of outstanding shares of the registrant's common stock, no par value, at June 30, 1998 was 6,502,189.

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 1998

                                                                            Page

Part I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets ...................................3

              Consolidated Statements of Operations
              and Retained Earnings (Deficit) ...............................4

              Consolidated Statements of Cash Flows .........................5

              Notes to the Consolidated Financial Statements ................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................8


Part II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS ...............................................18

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................18

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................18

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

     ITEM 5. OTHER INFORMATION...............................................19

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................19


     SIGNATURES  ............................................................20

     EXHIBIT INDEX ..........................................................21

Part I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)

                                                        As at
                                        ----------------------------------------
                                              June 30,            December 31,
                                                1998                  1997
                                        -----------------     -----------------
ASSETS                                       (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents.........        $3,253,251             $ 110,117
    Accounts receivable, net
       Trade..........................        14,361,826            15,256,202
       Unbilled.......................         9,174,010             9,604,060
    Work in progress..................         2,512,525             1,451,662
    Prepaid expenses..................         1,327,930             1,647,748
    Deferred income taxes.............         1,988,923             2,096,544
                                        -----------------     -----------------
                                              32,618,465            30,166,333

CAPITAL ASSETS, NET...................         4,568,216             4,291,755
INTANGIBLE ASSETS, NET................         5,753,698             6,185,926
                                        -----------------     -----------------
TOTAL ASSETS..........................        $42,940,379          $40,644,014
                                        =================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable..................        $5,813,344            $3,936,501
    Accrued liabilities ..............         4,806,932             8,353,417
    Deferred revenue..................         4,856,164             3,985,261
    Current portion of long-term debt.           387,324               215,454
    Current obligations under capital
    leases.                                      448,639                20,621
                                        -----------------     -----------------
                                              16,312,403            16,511,254

LONG-TERM DEBT .......................                 -               296,324
OBLIGATIONS UNDER CAPITAL LEASES......           939,138                     -
                                        -----------------     -----------------
TOTAL LIABILITIES.....................        17,251,541            16,807,578
                                        -----------------     -----------------
STOCKHOLDERS' EQUITY
    Common stock......................        43,793,804            43,154,039
    Treasury stock....................          (122,743)             (122,743)
    Retained earnings (deficit).......       (17,982,223)          (19,194,860)
                                        -----------------     -----------------
                                              25,688,838            23,836,436
                                        -----------------     -----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY..................       $42,940,379           $40,644,014
                                        ================    ==================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

      Consolidated Statements of Operations and Retained Earnings (Deficit)
                         (Expressed in Canadian dollars)
                                   (Unaudited)


                                                                    Three months ended                      Six months ended
                                                                         June 30,                               June 30,

                                                         ------------------------------------   ------------------------------------
                                                               1998                1997               1998               1997
                                                         ------------------   ---------------   ------------------  ----------------
REVENUE
    Software and services..........................         $11,023,474         $11,157,235         $19,940,451       $18,274,749
    Terminals and infrastructure...................           1,976,979           4,653,917           4,425,368         6,519,318
    Third party products and services..............           3,058,007           1,993,667           4,096,302        10,205,900
    Maintenance and support........................           1,884,578             659,408           3,561,281         1,496,625
                                                        -----------------   ----------------  ------------------  ----------------
                                                             17,943,038          18,464,227          32,023,402        36,496,592

DIRECT COSTS.......................................           9,197,337           9,446,115          16,257,302        20,897,756
                                                        -----------------   ----------------  ------------------  ----------------
GROSS PROFIT.......................................           8,745,701           9,018,112          15,766,100        15,598,836
                                                        -----------------   ----------------  ------------------  ----------------
OPERATING EXPENSES
    Research and development.......................           2,048,764           1,842,652           3,975,843         3,242,378
    Sales and marketing ...........................           3,267,134           2,896,190           6,406,130         5,021,402
    General and administrative.....................           1,572,668           1,645,524           3,081,104         2,804,393
    Amortization of intangible assets..............             216,114             216,197             432,228           360,961
    Acquired research and development...............                   -         10,002,982                   -        10,002,982
                                                        -----------------   ----------------  ------------------  ----------------
                                                              7,104,680          16,603,545          13,895,305        21,432,116
                                                        -----------------   ----------------  ------------------  ----------------
OPERATING INCOME (LOSS)............................           1,641,021          (7,585,433)          1,870,795        (5,833,280)

OTHER INCOME ......................................              81,213              18,977              53,727           133,552
                                                        -----------------   ----------------  ------------------  ----------------
INCOME (LOSS) BEFORE TAX PROVISION.................           1,722,234          (7,566,456)          1,924,522        (5,699,728)

PROVISION FOR INCOME TAXES.........................            (585,859)           (825,221)           (711,885)       (1,428,669)
                                                         -----------------   ----------------  ------------------  ----------------
NET INCOME (LOSS) FOR THE PERIOD ..................           1,136,375          (8,391,677)          1,212,637        (7,128,397)

RETAINED EARNINGS (DEFICIT), BEGINNING OF
PERIOD.............................................         (19,118,598)         (6,384,544)        (19,194,860)       (7,647,824)
                                                        -----------------   ----------------  ------------------  ----------------

RETAINED EARNINGS (DEFICIT), END OF PERIOD.........        $(17,982,223)       $(14,776,221)       $(17,982,223)     $(14,776,221)
                                                        =================   ================  ==================  ================
Earnings (loss) per common share
     Basic ........................................               $0.18              $(1.34)              $0.19            $(1.17)
     Diluted ......................................               $0.17              $(1.34)              $0.18            $(1.17)

Weighted average shares outstanding
     Basic.........................................           6,479,089           6,271,831           6,472,712         6,104,535
     Diluted.......................................           6,635,811           6,271,831           6,628,682         6,104,535



                 See notes to consolidated financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                     Six months ended
                                                         June 30,
                                           -------------------------------------
                                                  1998                1997
                                          ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period......      $1,212,637           $(7,128,397)
  Items not affecting cash:
    Depreciation and amortization.......       1,394,039               884,054
    Deferred income taxes...............         107,621               665,530
    Acquired research development.......               -            10,002,982
    Changes in non-cash operating
       working capital items............        (215,358)           (9,691,389)
                                          ------------------ ------------------
  Net cash provided by (used in)
     operating activities...............       2,498,939            (5,267,220)
                                          ------------------ ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares.............         639,765               901,707
  Repayment of long-term debt...........        (124,454)             (573,545)
  Repayment of loan notes...............               -              (428,424)
  Net proceeds from  (repayment of)
  capital  leases.......................       1,367,156               (21,963)
                                          ------------------ ------------------
  Net cash provided by (used in)
  financing activities..................       1,882,467              (122,225)
                                          ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Alliance...............               -            (1,892,426)
  Acquisition of capital assets.........      (1,238,272)             (945,187)
                                          ------------------ ------------------
  Net cash used in investing activities.      (1,238,272)           (2,837,613)
                                          ------------------ ------------------

NET CASH INFLOW (OUTFLOW)...............       3,143,134            (8,227,058)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD.....................         110,117            20,207,019
                                          ------------------ ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.     $3,253,251           $11,979,961
                                          ================== ==================


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 1998, the Company issued 21,698 common shares on the exercise of 108,490 share purchase warrants and cash proceeds of $307,100.

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


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 1998
                         (Expressed in Canadian dollars)
                                   (Unaudited)

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

     (c) Recent pronouncements

               In June 1998,  the Financial  Accounting  Standards  Board issued
          Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact on the Company's financial statements is not expected to be material.

2.   SEGMENTED INFORMATION

     Segmented information

          The Company develops, markets and supports mobile work force management systems primarily to the utility, telecommunications/cable, land transport (taxi, courier and roadside recovery) and general field service market sectors. The Company considers its business to consist of one reportable operating segment.

     Geographic information

          The Company earned revenue from sales to customers in the following geographic locations:


                                                        Three months ended                    Six months ended
                                                              June 30,                             June 30,
                                                  -----------------------------------  -----------------------------------
                                                         1998               1997               1998              1997
                                                  ----------------   ----------------  -----------------  ----------------
Canada ........................................   $       307,200     $     795,902    $       459,345    $   1,201,236
United States..................................        12,873,666         7,977,608         22,141,915       21,757,112
Europe.........................................         4,245,566         9,384,763          8,160,800       12,933,171
Asia...........................................           261,681           305,954          1,006,417          605,073
South America..................................           254,925            --                254,925             --
                                                  ----------------   ----------------  -----------------  ----------------

                                                  $    17,943,038      $  18,464,227    $   32,023,402     $  36,496,592
                                                  ================   ================  =================  ================



3.   SUBSEQUENT EVENTS

          Subsequent to June 30, 1998, the Company issued 34,302 common shares on the exercise of 171,510 share purchase warrants and cash proceeds of $511,100.

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

Overview

     The Company develops, markets, implements and supports mobile workforce management and wireless connectivity software and related network and mobile computing equipment for use by a wide variety of companies that have substantial mobile workforces, such as utility, telecommunications and cable companies, taxi services, courier companies and public safety and roadside recovery organizations. The Company's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers and for such workers to interface on a real-time basis with their corporate information systems.

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

     The Company is also called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, or sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third party hardware upon transfer of beneficial ownership to the customer. The Company recognizes revenue for the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

     On April 17, 1997, the Company entered into an agreement to acquire Alliance which was completed July 1, 1997. Alliance is a supplier of mobile workforce management solutions to the utility, public safety and cable markets. The acquisition resulted in the write-off of $10.0 million associated with acquired research and development. The Company's results of operations for the six months ended June 30, 1997 include only the results of operations of Alliance from April 17, 1997.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:


                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,

                                                  -----------------------------------  -----------------------------------
                                                       1998               1997               1998              1997
                                                  ----------------   ----------------  -----------------  ----------------
                                                    (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
REVENUE

     Software and services.....................        61.5%               60.4%            62.3%             50.1%
     Termina1s and infrastructure..............        11.0                25.2             13.8              17.9
     Third party products and services.........        17.0                10.8             12.8              28.0
     Maintenance and support...................        10.5                 3.6             11.1               4.0
                                                  ----------------   ----------------  -----------------  ----------------
                                                      100.0               100.0            100.0             100.0

DIRECT COSTS...................................        51.3                51.2             50.8              57.3
                                                  ----------------   ----------------  -----------------  ----------------
GROSS PROFIT...................................        48.7                48.8             49.2              42.7
                                                  ----------------   ----------------  -----------------  ----------------
OPERATING EXPENSES

     Research and development..................        11.4                10.0             12.4               8.9
     Sales and marketing.......................        18.2                15.7             20.0              13.8
     General and administrative................         8.8                 8.9              9.6               7.7
     Amortization of intangible assets.........         1.2                 1.2              1.3               1.0
     Acquired research and development.........         --                 54.1              --               27.4
                                                  ----------------   ----------------  -----------------  ----------------
                                                       39.6                89.9             43.3              58.8
                                                  ----------------   ----------------  -----------------  ----------------
OPERATING INCOME (LOSS)........................         9.1               (41.1)             5.9             (16.1)

OTHER INCOME ..................................         0.5                 0.1              0.1               0.4
                                                 ----------------   ----------------  -----------------  ----------------
INCOME (LOSS) BEFORE TAX PROVISION.............         9.6               (41.0)             6.0             (15.7)

PROVISION FOR INCOME TAXES.......................      (3.3)               (4.5)            (2.2)             (3.9)
                                                  ----------------   ----------------  -----------------  ----------------
NET INCOME (LOSS) FOR THE PERIOD...............         6.3%               (45.4)%           3.8%            (19.6)%
                                                  ================   ================  =================  ================

==========================================================================================================================

Three  Months  Ended June 30, 1998  Compared to the Three  Months Ended June 30,
1997

     Revenue - Revenue decreased by $521,000 (2.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     Software and services revenue decreased by $134,000 (1.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     Terminals and infrastructure revenue decreased by $2.7 million (57.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease is due primarily to changes in estimates to complete certain pre-existing contracts in the MDSI UK operations and the resulting delays in delivery of terminals. Terminals and infrastructure revenue is derived from the MDSI UK operations.

     Third party products and services revenue increased by $1.1 million (53.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Third party products and services revenue primarily represents revenue earned from certain customers pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $1.9 million for the three months ended June 30, 1998 as compared to $659,000 for the three months ended June 30, 1997. Maintenance and support revenue is expected to increase as such revenue generally corresponds to the level of the Company's installed customer base.

     Direct Costs - Direct costs were 51.3% of revenue for the three months ended June 30, 1998 as compared to 51.2% for the three months ended June 30, 1997. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 48.7% of revenue for the three months ended June 30, 1998 as compared to 48.8% for the three months ended June 30, 1997. The comparative gross margins reflect the similar mix in revenue during the second quarter of 1998 and compared to the same quarter in 1997.

     Research and Development. Research and development expenses were 11.4% of revenue for the three months ended June 30, 1998 and 10.0% of revenue for the three months ended June 30, 1997. Total research and development expenditures for the three months ended June 30, 1998 of $2.0 million represents an increase of $206,000 (11.2%) as compared to the same period in 1997. The increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 18.2% of revenue for the three months ended June 30, 1998 and 15.7% of revenue for the three months ended June 30, 1997. This represents an increase of $371,000 (12.8%) as compared to the same period in 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 8.8% of revenue for the three months ended June 30, 1998 and 8.9% of revenue for the three months ended June 30, 1997. Total general and administrative expenses of

$1.6 million represents a decrease of $73,000 (4.4%) for the three months ended June 30, 1998 as compared to the same period in 1997. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was $81,000 for the three months ended June 30, 1998 as compared to $19,000 for the three months ended June 30, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended June 30, 1998 at the rate of 30.2%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

Six months ended June 30, 1998 Compared to the Six months ended June 30, 1997

     Revenue - Revenue decreased by $4.5 million (12.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease in revenue is due primarily to a reduction in deliveries of third party products and services and terminals and infrastructure during the six months ended June 30, 1998 relative to the same period in 1997.

     Software and services revenue increased by $1.7 million (9.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     Terminals and infrastructure revenue decreased by $2.1 million (32.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease is due primarily to changes in estimates to complete certain pre-existing contracts in the MDSI UK operations and the resulting delays in delivery of terminals. Terminals and infrastructure revenue is derived from the MDSI UK operations.

     Third party products and services revenue decreased by $6.1 million (59.9%) for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Third party products and services revenue primarily represents revenue earned from certain customers pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $3.6 million for the six months ended June 30, 1998 as compared to $1.5 million for the six months ended June 30, 1997. Maintenance and support revenue is expected to increase as such revenue generally corresponds to the level of the Company's installed customer base.

     Direct Costs - Direct costs were 50.8% of revenue for the six months ended June 30, 1998 as compared to 57.3% for the six months ended June 30, 1997. The decrease in direct costs as a percentage of revenue relates primarily to the decrease in revenue relating to deliveries of third party products and services and terminals and infrastructure which typically have a higher direct cost component that software and services. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, production and inventory costs associated with terminals and infrastructure equipment provided by MDSI UK and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 49.2% of revenue for the six months ended June 30, 1998 as compared to 42.7% for the six months ended June 30, 1997. The increase in gross margin as a percentage of revenue relates to the change in the mix of revenues during the six months ended June 30, 1998 relative to the same period in 1997. During the six months ended June 30, 1998, there was an increase in software and services revenue, which typically has a higher gross margin, and a decrease in third party products and services and terminals and infrastructure, which typically has a lower gross margin, relative to the same period in 1997.

     Research and Development. Research and development expenses were 12.4% of revenue for the six months ended June 30, 1998 and 8.9% of revenue for the six months ended June 30, 1997. Total research and development expenditures for the six months ended June 30, 1998 of $4.0 million represents an increase of $733,000 (22.6%) as compared to the same period in 1997. The increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 20.0% of revenue for the six months ended June 30, 1998 and 13.8% of revenue for the six months ended June 30, 1997. This represents an increase of $1.4 million (27.6%) as compared to the same period in 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 9.6% of revenue for the six months ended June 30, 1998 and 7.7% of revenue for the six months ended June 30, 1997. Total general and administrative expenses of $3.1 million represents an increase of $277,000 (9.9%) for the six months ended June 30, 1998, as compared to the same period in 1997. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was $54,000 for the six months ended June 30, 1998 as compared to $134,000 for the six months ended June 30, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations

     Income Taxes. The Company provided for income taxes on earnings for the six months ended June 30, 1998 at the rate of 30.2%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At June 30, 1998, the Company had cash and cash equivalents of $3.3 million and working capital of $16.3 million.

     Cash provided by operating activities was $2.5 million for the six months ended June 30, 1998 compared to an outflow of $(5.3) million for the same period in 1997. The net inflow of cash from operating activities during the six months ended June 30, 1998 is generated from net income of $1.2 million after adjusting for depreciation and amortization expenses.

     Cash provided by financing activities of $1.9 million during the six months ended June 30, 1998 relates to proceeds from common shares issued for $640,000 pursuant to the exercise of stock options and share purchase warrants, net of the repayment of certain long-term debt for $124,000 and the proceeds from capital lease financing of equipment for $1.4 million. The capital leases are to be repaid evenly over periods expiring between June, 2001 and September, 2001 and are secured by certain capital assets of the Company.

     Cash used in investing activities was $1.2 million for the six months ended June 30, 1998 as compared to $2.8 million for the same period in 1997. Total investing activity during the six months ended June 30, 1998 consisted of purchases of capital assets, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems. Cash used in investing activities during the six months ended June 30, 1997 included cash payments of $1.9 million on behalf of the Alliance acquisition.

     Existing sources of liquidity at June 30, 1998 include $3.3 million of cash and cash equivalents and up to $5.0 million available under the Company's operating line of credit. At June 30, 1998, (sterling pounds)200,000 of such amount was committed to securing the Company's obligations under outstanding letters of credit. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 1998, the Company had no borrowings under the line of credit.

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

     The Company believes that it has identified all significant information systems and software development applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The Company intends to complete the testing process of all significant applications by December 31, 1998.

     The Company is also in the process of initiating formal communications with all of its significant suppliers and customers to determine the extent to which the Company may be at risk as a result of the failure of third parties to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

          None.


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1998 Annual General Meeting of Shareholders was held on May 7, 1998. A total of 3,021,964 shares of the Company's common stock were represented in person or by proxy at the Meeting, consisting of 46.66% of the total number of shares of the Company's common stock outstanding on March 27, 1998, the record date for the Meeting.

          At the Meeting, all of the current Directors of the Company, were re-elected to serve as Directors until the 1999 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for Directors:


                                        Votes Cast For          Votes Cast     Votes
       Nominee                            Nominee               Against       Withheld       Abstentions      Not Voted
       -------                            -------               -------       --------       -----------      ---------

        Erik Dysthe                      2,828,902                 0              100          3,700           189,262
        Kenneth R. Miller                2,828,614                 0              388          3,700           189,262
        John T. McLennan                 2,829,002                 0                0          3,700           189,262
        Terrence P. McGarty              2,825,002                 0            4,000          3,700           189,262
        Robert C. Harris, Jr.            2,827,502                 0            1,500          3,700           189,262
        Gerald F. Chew                   2,824,002                 0            5,000          3,700           189,262
        Bruno Ducharme                   2,825,002                 0            4,000          3,700           189,262
        Marc Rochefort                   2,825,002                 0            4,000          3,700           189,262


          The shareholders approved the proposed 1998 Stock Option Plan. The following table sets forth the information regarding the voting on the proposal:

            Votes Cast     Votes Cast       Votes
                For         Against       Withheld    Abstentions    Not Voted
                ---         -------       --------    -----------    ---------

             1,708,450      317,750           0          4,150        991,614

          The shareholders approved the proposed 1998 Stock Purchase Plan. The following table sets forth the information regarding the voting on the proposal:

            Votes Cast     Votes Cast       Votes
                For         Against       Withheld    Abstentions    Not Voted
                ---         -------       --------    -----------    ---------

             2,009,374       18,376           0          2,600        991,614

          The shareholders approved the Company's consolidated financial statements and notes thereto together with the Auditors' Report for the year ended December 31, 1997. The following table sets forth the information regarding the voting on the proposal:

            Votes Cast     Votes Cast       Votes
                For         Against       Withheld    Abstentions    Not Voted
                ---         -------       --------    -----------    ---------

            2,829,452        1,500             0         1,750        189,262

          The shareholders ratified the appointment of Deloitte & Touche as the Company's Auditors for the fiscal year ending December 31, 1998 and authorization for the directors to fix the remuneration. The following table sets forth the information regarding the voting on the proposal:

            Votes Cast     Votes Cast       Votes
                For         Against       Withheld    Abstentions    Not Voted
                ---         -------       --------    -----------    ---------

            2,736,382        39,898           0          56,422       189,262


     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               Exhibit 11.1 Computation of Earnings (Loss) per Common Share.

          b)   Reports on Form 8-K

               None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MDSI MOBILE DATA SOLUTIONS INC.


Date: August 13, 1998           By:/s/ ERIK DYSTHE
                                   --------------------------------------------
                                   Name:   Erik Dysthe
                                   Title:  Chairman and Chief Executive Officer


Date: August 13, 1998           By:/s/ VERNE D. PECHO
                                   --------------------------------------------
                                   Name:   Verne D. Pecho
                                   Title:  Vice President Finance &
                                           Administration and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                         MDSI MOBILE DATA SOLUTIONS INC.

                                  EXHIBIT INDEX

                  For the quarterly period ended June 30, 1998



Exhibit 11.1

Computation of Earnings (Loss) per Common Share..............................22


                                                                                                             EXHIBIT 11.1
                         MDSI MOBILE DATA SOLUTIONS INC.

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,

                                                  -----------------------------------  -----------------------------------
                                                         1998               1997               1998              1997
                                                  ----------------   ----------------  -----------------  ----------------


Net earnings (loss) for the period ............   $     1,136,375      $ (8,391,677)   $     1,212,637    $  (7,128,397)
                                                 ================   ================  =================  ================

Weighted average shares outstanding ...........         6,479,089          6,271,831         6,472,712        6,104,535

Common stock equivalents
     Stock options............................            148,282            --                145,662             --
     Share purchase warrants .................              8,440            --                 10,308             --
                                                  ----------------   ----------------  -----------------  ----------------

Total shares for diluted earnings (loss) per
common share...................................         6,635,811         6,271,831         6,628,682         6,104,535
                                                  ================   ================  =================  ================

Basic earnings (loss) per common share.........   $          0.18      $      (1.34)   $         0.19     $       (1.17)

Diluted earnings (loss) per common share ......   $          0.17      $      (1.34)   $         0.18     $       (1.17)

==========================================================================================================================