Form 10-Q
period 1998-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1998-11-13
CIK 935497

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________.

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


              The number of outstanding shares of the registrant's common stock, no par value, at September 30, 1998 was 6,532,424.


==============================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 1998


                                                                            Page

Part I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Balance Sheets ................................... 3

               Consolidated Statements of Operations
               and Retained Earnings (Deficit)  .............................. 4

               Consolidated Statements of Cash Flows ......................... 5

               Notes to the Consolidated Financial Statements ................ 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................... 8


Part II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS............................................ 18

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.................... 18

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ............................. 18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 18

     ITEM 5.    OTHER INFORMATION.............................................18

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................. 18


SIGNATURES....................................................................19

Part I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.


                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)



                                                             As at
                                               ---------------------------------
                                               September 30,      December 31,
                                                  1998               1997
                                               -------------      ------------
ASSETS                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents............... $  4,684,911       $    110,117
     Accounts receivable, net
        Trade................................   18,147,816         15,256,202
        Unbilled.............................   10,140,847          9,604,060
     Work in progress........................    2,051,191          1,451,662
     Prepaid expenses........................    1,544,203          1,647,748
     Deferred income taxes...................    1,392,187          2,096,544
                                               -------------      ------------
                                                37,961,155         30,166,333

CAPITAL ASSETS, NET..........................    5,078,410          4,291,755
INTANGIBLE ASSETS, NET.......................    5,537,584          6,185,926
                                               -------------      ------------

TOTAL ASSETS................................. $ 48,577,149       $ 40,644,014
                                             ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable........................ $  8,660,584       $  3,936,501
     Accrued liabilities.....................    4,485,255          8,353,417
     Deferred revenue........................    5,617,321          3,985,261
     Current portion of long-term debt.......      369,124            215,454
     Current obligations under capital leases      507,907             20,621
                                               -------------      ------------
                                                19,640,191         16,511,254

LONG-TERM DEBT...............................            -            296,324
OBLIGATIONS UNDER CAPITAL LEASES.............    1,053,967                  -
                                               -------------      ------------
TOTAL LIABILITIES............................   20,694,158         16,807,578
                                               -------------      ------------
STOCKHOLDERS' EQUITY
     Common stock............................   44,223,588         43,154,039
     Treasury stock..........................     (122,743)          (122,743)
     Retained earnings (deficit).............  (16,217,854)       (19,194,860)
                                               -------------      ------------
                                                27,882,991         23,836,436
                                               -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY... $ 48,577,149       $ 40,644,014
                                             ===============    ==============


See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

      Consolidated Statements of Operations and Retained Earnings (Deficit)
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                             ------------------------- -------------------------
                                 1998         1997         1998        1997
                             ------------ ------------ ------------ ------------
REVENUE
Software and services........$12,371,911  $ 9,175,389  $32,312,362  $27,450,138
Terminals and infrastructure.  1,889,460    1,358,967    6,314,828    7,878,285
Third party products and
 services....................  7,141,164    5,236,191   11,237,466   15,442,091
Maintenance and support......  2,113,260    1,032,661    5,674,541    2,529,286
                             ------------ ------------ ------------ ------------
                              23,515,795   16,803,208   55,539,197   53,299,800

DIRECT COSTS................. 13,086,612   14,425,235   29,343,914   35,322,991
                             ------------ ------------ ------------ ------------
GROSS PROFIT................. 10,429,183    2,377,973   26,195,283   17,976,809
                             ------------ ------------ ------------ ------------
OPERATING EXPENSES
Research and development.....  2,765,312    1,870,392    6,741,155    5,112,770
Sales and marketing .........  3,193,732    3,452,724    9,599,862    8,474,126
General and administrative...  1,696,492    1,795,928    4,777,596    4,600,321
Restructuring costs..........          -    1,145,152            -    1,145,152
Amortization of intangible
 assets......................    216,114      238,101      648,342      599,062
Acquired research and
 development.................          -            -            -   10,002,982
                             ------------ ------------ ------------ ------------
                               7,871,650    8,502,297   21,766,955   29,934,413
                             ------------ ------------ ------------ ------------
OPERATING INCOME (LOSS)......  2,557,533   (6,124,324)   4,428,328  (11,957,604)

OTHER INCOME ................     54,249      135,421      107,976      268,973
                             ------------ ------------ ------------ ------------
INCOME (LOSS) BEFORE TAX
 PROVISION...................  2,611,782   (5,988,903)   4,536,304  (11,688,631)

(PROVISION FOR) RECOVERY OF
 INCOME TAXES................   (847,413)      43,040   (1,559,298)  (1,385,629)
                             ------------ ------------ ------------ ------------
NET INCOME (LOSS) FOR THE
 PERIOD......................  1,764,369   (5,945,863)   2,977,006  (13,074,260)

RETAINED EARNINGS (DEFICIT),
 BEGINNING OF PERIOD.........(17,982,223) (14,776,221) (19,194,860)  (7,647,824)
                             ------------ ------------ ------------ ------------

RETAINED EARNINGS (DEFICIT),
 END OF PERIOD............. $(16,217,854)$(20,722,084)$(16,217,854)$(20,722,084)
                             ============ ============ ============ ============
Earnings (loss) per common share
 Basic ...................... $     0.27   $   (0.93)  $     0.46     $   (2.11)
 Diluted .................... $     0.26   $   (0.93)  $     0.45     $   (2.11)

Weighted average shares outstanding
 Basic.......................  6,526,990    6,400,345    6,490,805    6,203,139
 Diluted.....................  6,664,467    6,400,345    6,640,610    6,203,139


See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                     Nine months ended
                                                       September 30,
                                         ---------------------------------------
                                                1998                 1997
                                         ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period......    $   2,977,006       $   (13,074,260)
  Items not affecting cash:
    Depreciation and amortization.......        2,056,438             1,540,636
    Deferred income taxes...............          704,357              (238,264)
    Acquired research development.......                -            10,002,982
    Changes in non-cash operating
    working capital items...............       (1,436,404)           (5,703,035)
                                         ------------------- -------------------
    Net cash provided by (used in)
    operating activities................        4,301,397            (7,471,941)
                                         ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares.............        1,069,549             1,013,484
  Repayment of long-term debt...........         (142,654)           (3,299,646)
  Repayment of loan notes...............                -              (428,424)
  Net proceeds from (repayment of)
  capital leases........................        1,541,253               (33,853)
                                         ------------------- -------------------
  Net cash provided by (used in)
  financing activities..................        2,468,148            (2,748,439)
                                         ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Alliance...............                -            (1,892,426)
  Acquisition of capital assets.........       (2,194,751)           (1,679,994)
                                         ------------------- -------------------
  Net cash used in investing activities        (2,194,751)           (3,572,420)
                                         ------------------- -------------------

NET CASH INFLOW (OUTFLOW)...............        4,574,794           (13,792,800)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..............................          110,117            20,207,019
                                         ------------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $  4,684,911          $  6,414,219
                                         =================== ===================


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1998, the Company issued 51,600 common shares on the exercise of 258,000 common share purchase warrants and cash proceeds of $736,440.

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

See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 1998
                         (Expressed in Canadian dollars)
                                   (Unaudited)

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

     (b   Use of estimates

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


2.   SEGMENTED INFORMATION

     Segmented information

          The Company develops, markets and supports mobile work force management systems primarily to the utility, telecommunications/cable, transportation (taxi, courier and roadside recovery) and general field service market sectors. The Company considers its business to consist of one reportable operating segment.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 1998
                         (Expressed in Canadian dollars)
                                   (Unaudited)

2.   SEGMENTED INFORMATION (CONTINUED)

     Geographic information

          The Company earned revenue from sales to customers in the following geographic locations:


                         Three months ended              Nine months ended
                            September 30,                  September 30,
                    ----------------------------- ------------------------------
                        1998            1997            1998            1997
                    -----------     -----------     -----------     ------------
Canada............  $   861,570     $   397,533     $ 1,564,657     $ 1,598,769
United States.....   17,719,353      12,419,843      39,784,394      34,176,955
Europe............    3,814,487       2,522,827      11,808,419      15,455,998
Asia..............    1,058,133         568,322       2,064,550       1,173,395
South America.....       62,252         894,683         317,177         894,683
                     ----------      ----------      ----------      ----------
                    $23,515,795     $16,803,208     $55,539,197     $53,299,800
                     ==========      ==========      ==========      ==========



3.   EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In periods for which there is a reported net loss, potentially dilutive securities have been excluded from the calculation as their effect would be anti-dilutive.

          The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                             ------------------------- -------------------------
                                 1998         1997         1998        1997
                             ------------ ------------ ------------ ------------

Weighted average shares
outstanding.................   6,526,990     6,400,345    6,490,805   6,203,139
Common stock equivalents
 Stock options..............     137,271             -      142,864           -
 Share purchase warrants....         206             -        6,941           -
                             ------------ ------------ ------------ ------------
Total shares for diluted
earnings (loss) per common
share......................    6,664,467     6,400,345    6,640,610   6,203,139
                             ============ ============ ============ ============

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

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract or the introduction of new products, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations, cash flows and financial condition. Delays in the implementation of contracts may result in delays in the implementation or cancellation of subsequent contracts. The Company's contracts are generally cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Effects of Acquisition

     These consolidated financial statements reflect the acquisition of Alliance Systems, Incorporated ("Alliance") effective April 17, 1997. This acquisition has been accounted for using the purchase method.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                             ------------------------- -------------------------
                                 1998         1997         1998         1997
                             ------------ ------------ ------------ ------------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUE
Software and services........    52.6%        54.6%        58.2%        51.5%
Terminals and infrastructure.     8.0          8.1         11.4         14.8
Third party products and
 services....................    30.4         31.2         20.2         29.0
Maintenance and support......     9.0          6.1         10.2          4.7
                             ------------ ------------ ------------ ------------
                                100.0        100.0        100.0        100.0

DIRECT COSTS.................    55.7         85.8         52.8         66.3
                             ------------ ------------ ------------ ------------
GROSS PROFIT.................    44.3         14.2         47.2         33.7
                             ------------ ------------ ------------ ------------
OPERATING EXPENSES
Research and development.....    11.8         11.1         12.1          9.6
Sales and marketing .........    13.6         20.5         17.3         15.9
General and administrative...     7.2         10.7          8.6          8.6
Restructuring costs..........      -           6.8           -           2.1
Amortization of intangible
 assets......................     0.9          1.4          1.2          1.1
Acquired research and
 development.................      -            -            -          18.8
                             ------------ ------------ ------------ ------------
                                 33.5         50.5         39.2         56.1
                             ------------ ------------ ------------ ------------
OPERATING INCOME (LOSS)......    10.8        (36.3)         8.0        (22.4)

OTHER INCOME.................     0.3          0.6          0.2          0.5
                             ------------ ------------ ------------ ------------
INCOME (LOSS) BEFORE
 TAX PROVISION...............    11.1        (35.7)         8.2        (21.9)

(PROVISION FOR) RECOVERY
 OF INCOME TAXES.............    (3.6)         0.3         (2.8)        (2.6)
                             ------------ ------------ ------------ ------------
NET INCOME (LOSS) FOR THE
 PERIOD......................     7.5%       (35.4)%        5.4%       (24.5)%
                             ============ ============ ============ ============

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Revenue increased by $6.7 million (39.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

     Software and services revenue increased by $3.2 million (34.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase is due primarily to the continued growth of the existing business in the utility and telecommunication/cable market sectors. In addition, during the three months ended September 30, 1997, the Company experienced delays in the signing and implementation of certain contracts which resulted in a reduction of revenue for the comparable period in 1997.

     Terminals and infrastructure revenue increased by $530,000 (39.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Terminals and infrastructure revenue is derived solely from the MDSI UK operations.

     Third party products and services revenue increased by $1.9 million (36.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Third party products and services revenue primarily represents revenue earned from certain customers pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.1 million for the three months ended September 30, 1998 as compared to $1.0 million for the three months ended September 30, 1997. Maintenance and support revenue generally corresponds to the level of the Company's installed customer base.


     Direct Costs. Direct costs were 55.7% of revenue for the three months ended September 30, 1998 as compared to 85.8% for the three months ended September 30, 1997. During the three months ended September 30, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses due to delays in the completion of certain pre-existing contracts in the MDSI UK operations. Excluding these contracts, the Company's direct costs were 54.7% of revenue for the three months ended September 30, 1997.

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


     GrossMargins. Gross margins were 44.3% of revenue for the three months ended September 30, 1998 as compared to 14.2% for the three months ended September 30, 1997. After adjusting for the margins on the pre-existing contracts in the MDSI UK operations, the Company's gross margins were 45.3% of revenue for the three months ended September 30, 1997. The comparative adjusted gross margin for 1997 is similar to the gross margin for the same period in 1998 and is consistent with the similar mix of revenue during these periods.


     Research and Development. Research and development expenses were 11.8% of revenue for the three months ended September 30, 1998 and 11.1% of revenue for the three months ended September 30, 1997. Total research and development expenditures for the three months ended September 30, 1998 of $2.8 million represents an increase of $895,000 (47.8%) as compared to the same period in 1997. The increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 13.6% of revenue for the three months ended September 30, 1998 and 20.5% of revenue for the three months ended September 30, 1997. This represents a decrease of $259,000 (7.5%) as compared to the same period in 1997. The Company anticipates that the dollar amounts of its sales and marketing expenses will increase in the future as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 7.2% of revenue for the three months ended September 30, 1998 and 10.7% of revenue for the three months ended September 30, 1997. Total general and administrative expenses of $1.7 million represents a decrease of $99,000 (5.5%) for the three months ended September 30, 1998 as compared to the same period in 1997. The Company expects that the dollar amount of its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was $54,000 for the three months ended September 30, 1998 as compared to $135,000 for the three months ended September 30, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended September 30, 1998 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Revenue increased by $2.2 million (4.2%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     Software and services revenue increased by $4.9 million (17.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase is due primarily to revenue contributed by Alliance during the period and the continued growth of the existing business in the utility and telecommunication/cable market sectors.

     Terminals and infrastructure revenue decreased by $1.6 million (19.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease is due primarily to delays in the completion of certain pre-existing contracts in the MDSI UK operations and the resulting delays in delivery of terminals under subsequent contracts. Terminals and infrastructure revenue is derived solely from the MDSI UK operations.

     Third party products and services revenue decreased by $4.2 million (27.2%) for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Third party products and services revenue primarily represents revenue earned from certain customers pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $5.7 million for the nine months ended September 30, 1998 as compared to $2.5 million for the nine months ended September 30, 1997. Maintenance and support revenue generally corresponds to the level of the Company's installed customer base.


     Direct Costs. Direct costs were 52.8% of revenue for the nine months ended September 30, 1998 as compared to 66.3% for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses due to delays in the completion of certain pre-existing contracts in the MDSI UK operations. Excluding these contracts, the Company's direct costs were 56.5% of revenue for the nine months ended September 30, 1997.

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


     Gross Margins. Gross margins were 47.2% of revenue for the nine months ended September 30, 1998 as compared to 33.7% for the nine months ended
September 30, 1997. After adjusting for the margins on the pre-existing contracts in the MDSI UK operations, the Company's gross margins were 43.5% of revenue for the nine months ended September 30, 1997. During the nine months ended September 30, 1998 there was an increase in software and services revenue, which typically has a higher gross margin, and a decrease in third party products and services revenue, which typically has a lower gross margin, relative to the same period in 1997.

     Research and Development. Research and development expenses were 12.1% of revenue for the nine months ended September 30, 1998 and 9.6% of revenue for the nine months ended September 30, 1997. Total research and development expenditures for the nine months ended September 30, 1998 of $6.7 million represents an increase of $1.6 million (31.8%) as compared to the same period in 1997. The increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 17.3% of revenue for the nine months ended September 30, 1998 and 15.9% of revenue for the nine months ended September 30, 1997. This represents an increase of $1.1 million (13.3%) as compared to the same period in 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 8.6% of revenue for the nine months ended September 30, 1998 and 8.6% of revenue for the nine months ended September 30, 1997. Total general and administrative expenses of $4.8 million represents an increase of $177,000 (3.9%) for the nine months ended September 30, 1998, as compared to the same period in 1997. The Company expects that the dollar amount of its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was $108,000 for the nine months ended September 30, 1998 as compared to $269,000 for the nine months ended September 30, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations.

     Income Taxes. The Company provided for income taxes on earnings for the nine months ended September 30, 1998 at the rate of 30.1%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At September 30, 1998, the Company had cash and cash equivalents of $4.7 million and working capital of $18.3 million.

     Cash provided by operating activities was $4.3 million for the nine months ended September 30, 1998 compared to an outflow of $(7.5) million for the same period in 1997. The net inflow of cash from operating activities during the nine months ended September 30, 1998 is generated from net income of $3.0 million after adjusting for depreciation and amortization expenses and the net decrease in non-cash net operating working capital items.

     Cash provided by financing activities of $2.5 million during the nine months ended September 30, 1998 relates to proceeds from common shares issued for $1.1 million pursuant to the exercise of stock options and share purchase warrants, net of the repayment of certain long-term debt for $143,000 and the proceeds from capital lease financing of equipment for $1.5 million. The capital leases are to be repaid evenly over periods expiring substantially between June, 2001 and December, 2001 and are secured by certain capital assets of the Company.

     Cash used in investing activities was $2.2 million for the nine months ended September 30, 1998 as compared to $3.6 million for the same period in 1997. Total investing activity during the nine months ended September 30, 1998 consisted of purchases of capital assets, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems. Cash used in investing activities during the nine months ended September 30, 1997 included cash payments of $1.9 million on behalf of the Alliance acquisition.

     Existing sources of liquidity at September 30, 1998 include $4.7 million of cash and cash equivalents and up to $7.0 million available under the Company's operating line of credit. At September 30, 1998, 200,000 Sterling pounds of such amount was committed to securing the Company's obligations under outstanding letters of credit. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At September 30, 1998, the Company had no borrowings under the line of credit.

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


     ITEM 2.   CHANGES IN SECURITIES USE OF PROCEEDS

               None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


     ITEM 5.   OTHER INFORMATION

               None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                  Exhibit 3.1   Articles of Amalgamation

               b) Reports on Form 8-K

                  None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MDSI MOBILE DATA SOLUTIONS INC.


Date:    November 12, 1998          By:     /s/ ERIK DYSTHE
                                            ------------------------------------
                                    Name:   Erik Dysthe
                                    Title:  Chairman and Chief Executive Officer




Date:    November 12, 1998          By:      /s/ VERNE D. PECHO
                                            ------------------------------------
                                    Name:   Verne D. Pecho
                                    Title:  Vice President Finance &
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                               Index to Exhibits

               Exhibit No.                        Description

               3.1                            Articles of Amalgamation