Form 10-K
period 1998-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1999-04-01
CIK 935497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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


                              10271 Shellbridge Way
                           Richmond, British Columbia,
                                 Canada V6X 2W8
                    (Address of principal executive offices)

                 Registrant's telephone number: (604) 207-6000

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
               None                                     None

                          Common Shares, no par value
                          ---------------------------
                                (Title of Class)

                        Rights to Purchase Common Shares
                        --------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   __X__

Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 26, 1999 was approximately US$77,255,000. The number of shares of the Registrant's Common Shares outstanding as of March 26, 1999, was 7,241,664.


                        Exhibit Index Appears at Page 38

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business - Risk Factors">


                                     Part I
Item 1: Business

The Company

     MDSI develops, markets, implements and supports mobile workforce management solutions for use in the field service and delivery industries. The Company's products include market-specific applications, wireless connectivity software and related network and mobile computing equipment. These products are used by a wide variety of companies with substantial mobile workforces, such as utility and telecommunications companies, taxi services and courier companies and public safety and roadside recovery organizations. When used in conjunction with public and private wireless data communications networks, MDSI's products provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. In addition, these products enable the Company's customers to cost-effectively communicate with their mobile workers, while simultaneously enabling the mobile workforce to interface with their corporate information system on a real-time basis.

     The first generation of the Company's core product for the utility market, Advantex-Utility, was originally developed by MDI Mobile Data International Inc. ("MDI"), which was acquired by Motorola Inc. ("Motorola") in 1988. The Company's predecessor, MDSI Mobile Data Solutions Canada Inc. ("MDSI Canada"), commenced operations in February, 1993 when it acquired the Advantex-Utility 4.0 and certain other assets of the Mobile Data Division of Motorola Canada Limited, a wholly-owned subsidiary of Motorola.

     In December 1995, as part of its strategy to broaden its technology base and product offerings, the Company, MDSI Canada and TelSoft Mobile Data Inc. ("TelSoft") completed a plan of arrangement (the "Plan of Arrangement") under the Company Act (British Columbia). Prior to the Plan of Arrangement, TelSoft held a 60% interest in MDSI Canada. As part of the Plan of Arrangement, the Company acquired all of the outstanding shares of TelSoft in exchange for 1,828,387 Common Shares of the Company and the assumption of $797,000 principal amount of convertible debentures (the "Convertible Debentures") previously issued by TelSoft, and all of the outstanding shares of MDSI Canada, other than those shares of MDSI Canada already owned by TelSoft, in exchange for 2,160,000 Common Shares of the Company. Following the acquisition of TelSoft, TelSoft was merged with and into MDSI Canada. The acquisition by the Company of MDSI Canada was accounted for as a reorganization of assets under common control. Accordingly, the Company is deemed to be a continuance of MDSI Canada subsequent to the Plan of Arrangement, and the historical accounting basis of MDSI Canada was carried forward. The acquisition of TelSoft has been accounted for under the purchase method of accounting. Effective October 1, 1998, the Company carried out a vertical short form amalgamation with MDSI Canada pursuant to which MDSI Canada was amalgamated with and into the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions".

     In June 1996, the Company acquired all of the outstanding share capital of MDSI UK for aggregate consideration of $10,616,023, consisting of 55,263 Common Shares and $9,733,270 ((pound)4,500,000) in cash. The acquisition of MDSI UK has been accounted for by the Company under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions">

     In July 1997, the Company acquired all of the outstanding share capital of Alliance Systems, Incorporated ("Alliance") for aggregate consideration of $9,116,828, consisting of 347,750 Common Shares and US$1,582,088 ($2,188,750) in
cash. Effective January 4, 1999, Alliance merged with Mobile Data Solutions Inc. ("MDSI USA"), a Delaware corporation and a wholly-owned subsidiary of the Company. MDSI USA is the surviving corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions" and "Results of Operations - Effects of Acquisitions".

     Pursuant to the Plan of Arrangement, the Company was incorporated in September 1995 under the Canada Business Corporations Act ("CBCA") as 3181910 Canada Inc. The Company changed its name to MDSI Mobile Data Solutions Inc. in December 1995. Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000.

Background

     Organizations within the field service and delivery industries are highly dependent upon their mobile workforces to deliver and support their respective products and services. The field service industry is composed of a number of market segments, such as the utility, telecommunications, cable and other general field service repair markets, in which mobile workers principally provide repair, maintenance, installation and other services for customers. The delivery industry is composed of a number of market segments, such as the taxi, courier and roadside recovery markets, in which mobile workers are engaged in the movement of people and goods. The public safety industry is composed of the police, fire and ambulance markets in which mobile workers provide law enforcement, emergency and medical services. Historically, these organizations have managed and supported their mobile workers by communicating information through wireline or voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion.

     Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and general field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that the low rate of adoption was attributable to the high cost of establishing private radio networks, the difficulty of obtaining radio spectrum for such networks, the high cost and limited functionality of early mobile computing devices and the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures. Additionally, a lack of industry-specific application software which effectively addressed the needs of mobile workers limited the cost-effectiveness of early systems.

     The Company believes that significant trends in the regulatory environment, numerous technological advances and a recent significant increase in competitive pressures have reduced many of these limitations and have accelerated, and will continue to accelerate, the adoption of mobile data solutions by the field service, delivery and public safety industries. Deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks, such as ARDIS and RAM, are now widely available in North America, and similar networks are available in Europe and the Asia Pacific region. Increasing competition among these networks and the emergence of new wireless communication services, provided by organizations such as AT&T, Ameritech Mobile Communication and others, has resulted in greater availability of wireless networks and lower costs to subscribers. Consequently, mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that the convergence of these trends will increase the likelihood of adoption of mobile data solutions by companies in the field service, delivery and public safety industries. See "Forward-Looking Statements".

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

Markets

     The Company markets its products and services within the field service and delivery industries. The Company evaluates new markets based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets.

Field Service Industry

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

     Utilities. The utilities market targeted by the Company primarily consists of gas and electric companies. Industry sources indicate that there are approximately 4,100 gas and electric companies in the United States. The Company has traditionally targeted the distribution operations within a utility. The Company believes, however, that such operations generally account for only a portion of the total number of a utility's mobile workers, with the balance attributable to mobile workers engaged in sales, construction, engineering and management functions. As a result, the Company believes that there is an opportunity to increase sales to existing customers and generate incremental revenue. See "Forward-Looking Statements". MDSI's products have been implemented or are being implemented in over 60 gas and electric utilities located in the United States, Canada, the United Kingdom and Asia.

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

     Telecommunications. The telecommunications market consists of providers of local, long-distance and wireless communication services worldwide. Although only a few such companies have adopted mobile data solutions to date, the Company believes that a number of major telecommunications companies are evaluating the need for such a system. The Company believes that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels. See "Forward-Looking Statements". The Company has installed or has a contract to supply its products to 11 telecommunication companies worldwide, including two divisions of AT&T, Tele Danmark A/S, Frontier Information Technologies Inc., Citizens Telecom Services Company L.L.C. and Belgacom S.A.

     Cable. The cable market targeted by the Company consists of providers of cable television services principally in North America and Europe. In North America, over 75% of the subscriber base is under the control of the ten largest multiple service operators. Changes in the regulatory environment and technological developments, such as satellite television have led to the introduction of significant competition in the cable market. Technological advances have also led to the development of new services utilizing the cable infrastructure, allowing cable operators to provide high-speed Internet access and basic telephony to subscribers. The Company believes that growing competition and the introduction of new services will lead cable operators to adopt mobile data solutions to improve their competitiveness, efficiency and level of customer service. See "Forward-Looking Statements". Although several major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. The Company has installed or has a contract to supply its products to seven major cable operators, including Cox Communications Inc., Comcast Corp., MediaOne, Inc. and Adelphia Communications Corporation in the United States and Rogers Cablesystems Ltd. in Canada.

     Public Safety. The public safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. The public safety industry was one of the first vertical industries to adopt mobile data technology. As a result, the Company believes that many organizations in the public safety industry are now poised to upgrade their original mobile data systems with new technology that provides increased capabilities over the first generation systems. See "Forward Looking Statements". The Company has installed one Advantex-Public Safety product with the North Carolina State Highway Patrol and has a contract to supply this product to the State of Ohio.

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

     Taxi. The taxicab market is characterized by the need to provide flexible scheduling, efficient use of vehicles and the ability to accept multiple forms of payment, including account card settlement and on-line credit card systems. The Company believes that most major cities worldwide are serviced by at least two competing taxi organizations. The Company has marketed its products primarily to taxi service providers in Europe and the Asia Pacific region, and currently has supplied or has contracts to supply its products to over ten taxi service providers within these regions.

     Courier. The courier market is characterized by the need for accurate, real-time communications between the dispatcher and courier to facilitate rapid allocation of parcel pick-up requests, provide up-to-the-minute tracking of domestic and international parcel shipments and improve the timing of parcel deliveries. The Company believes that most major cities worldwide are serviced by at least two competing courier organizations. The Company has marketed its products primarily to courier organizations in Europe, the Middle East and the Asia Pacific region and currently has supplied or has contracts to supply its products for over 20 installations within these regions, including systems in over 17 countries with DHL.

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

Customers and Applications

     The Company's customers vary in size from small local service companies to large regional and international organizations. During the years ended December 31, 1998, 1997 and 1996, one U.S. utility company accounted for 7%, 11% and 35%, respectively of the Company's consolidated revenue. In the years ended December 31, 1998, 1997 and 1996, approximately 29%, 36% and 67%, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue. In the years ended December 31, 1998, 1997 and 1996 revenue derived from sales outside of North America accounted for 21%, 32% and 31% of the Company's total revenue, respectively. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements".

Products

     The Company currently offers mobile workforce management solutions focused on two targeted industry segments: field service and delivery. The Company's products automate processes such as appointment scheduling, work load distribution, service order dispatching, real-time status updating, credit card authorization and database access, and replace voice radio and paper-based communications with wireless exchanges of information and messages between mobile users and remote database and dispatch centers.

Field Service Industry

     Advantex-Utility. Advantex-Utility is the Company's core product for the utility industry. Advantex-Utility provides the dispatcher with real-time service order information ("en route," "on site" or "job complete") and field service representative information (the number and location of service orders assigned, completed and outstanding) facilitating the effective management of the mobile work force. Numerous alerts are built into the system, including an alert to notify a dispatcher of a service order appointment which is in jeopardy of being missed. Employing mobile computing devices, field service representatives have significantly reduced paperwork. Advantex-Utility can be seamlessly integrated with an organization's LAN or WAN to provide real-time updates to other applications, such as inventory and billing systems. Advantex-Utility's modular design allows a utility company to configure a solution to its specific requirements. Building on the core Advantex-Utility functionality, optional modules include Map-based Dispatching, Order Scheduling, Workload Distribution and Call Ahead.

     Advantex-Telecommunications. Advantex-Telecommunications is the Company's core product for the telecommunications industry. This product provides the dispatcher with real-time work order information ("en route," "on site" or "job complete") and field service representative information (number and location of work order assigned, completed and outstanding) facilitating the effective and timely management of field service resources. Advantex-Telecommunications is designed to be integrated into other telecommunications enterprise applications such as telephone line testing, inventory and billing and may be interfaced to existing customer service systems (mainframe or non-mainframe) that generate work orders or provide data required by telecommunications company operations personnel. The Advantex-Telecommunications product is also marketed to the cable industry. Additional features of the Advantex-Telecommunications product include Least Cost Routing, Map-based Dispatching, Order Scheduling, Workload Distribution and Call Ahead.

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

     Advantex-Public Safety. The Advantex-Public Safety product is a mobile data solution for the public safety market. The software provides connectivity between statewide networks and databases and wireless networks. The solution consists of a message switch and a mobile device software application. The message switch allows multiple agencies to access the system, provides optional computer aided dispatch (CAD) interface for each agency and provides the ability to access state and national databases. The Company has installed the Advantex-Public Safety product with the North Carolina Highway Patrol and has a contract to supply this product to the State of Ohio. The Advantex-Public Safety product is able to control multiple public safety agencies from one platform infrastructure. Once the original system is installed within a government agency, other agencies can be added to the system without procuring a new system. An incremental license fee is charged for each agency and mobile data terminal added to the system.

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

Delivery Industry

     Advantex-Taxi. Advantex-Taxi is an automated taxi management system designed for medium and large taxicab companies which permits call takers to enter customer calls and automatically identify the most appropriate taxicab taking into account customers special requests. Advantex-Taxi utilizes a zone-based call assignment algorithm or, optionally, a global positioning system ("GPS") technology to identify the closest cab and determine the appropriate radio frequency to optimize radio channel usage. Once a request has been accepted by the driver, all pertinent information is transmitted via a wireless network to the driver's mobile computer. The driver updates the application with various status indicators including "passenger on board," "soon to clear" and "passenger disembark". Advantex-Taxi incorporates numerous modules allowing a taxicab organization to configure a solution to its specific requirements including a Billing System and Scheduling & Ride Sharing.

     Advantex-Courier. Advantex-Courier provides a dispatch application that can be connected to the in-house tracking and billing package used by courier customers. Advantex-Courier facilitates the tracking, allocation, dispatch and redistribution of pick-up and drop-off information. The Advantex-Courier applications is currently being upgraded for a Windows architecture with added features that will allow it to be used as a stand-alone system, or to be configured for connection to existing systems. Advantex-Courier incorporates numerous modules allowing a courier organization to configure a solution to their specific requirements. A key Advantex-Courier module is Advantex-Tracking which enables real-time tracking of vehicles using GPS receivers to constantly update the drivers' mobile computer with location information. The location and vehicle identification information is transmitted to the dispatch computer facilitating real-time tracking of an organization's entire fleet.

     Mobile Computing Devices. The Company's offers several mobile computing devices that work in conjunction with its software, including the S645 MDT and S850MDT mobile terminals for roadside recovery, taxi and courier markets and the S650 Intelligent Modem for the courier market.

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

 Customer Support

     The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, typically on an annual basis, that take effect on the expiration of the product warranty. At December 31, 1998, the Company had 66 customer support personnel, of whom 28 were located in Canada, 18 in the United States, 13 in the United Kingdom, 4 in Singapore and 3 in Copenhagen.

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

     As of December 31, 1998, MDSI's technical and engineering staff, supporting both product development and professional services, consisted of 311 employees, including 190 employees based at its Richmond, British Columbia headquarters, 88 employees based primarily at its Itasca, Illinois facility and other locations in the United States and 33 employees based at its Cambridge, England facility.

     During the years ended December 31, 1998, 1997 and 1996, the Company's total expenditures for product development were $9.9 million, $6.5 million and $4.4 million, respectively, reflecting 11.9%, 9.3% and 9.7% of the Company's revenue, respectively. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. See "Forward-Looking Statements".

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

     At December 31, 1998, the Company's sales, marketing and technical support group consisted of 50 employees, with 34 based out of the Company's Richmond, British Columbia facility, 12 based out of its Itasca, Illinois facility, 1 based out of its Cambridge, England facility and 3 based out of various other international locations.

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

     The Company believes that in the utility and telecommunications industry segments the most important competitive factors are the reputation of the supplier and their proven record in implementing wireless data solutions. The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitors for telecommunications customers are Bellcore and Lucent Technologies, Inc. The Company believes that the principal competitive factors in the field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, the Company's principal competitors are Astea International Inc. and Metrix Inc. The Company's principal competitors in the cable market are Bellcore and MobileForce Technologies, Inc. (formerly Ubiquinet, Inc).

     The Company believes that the principal competitive factors in the taxi markets in Europe and the Asia Pacific region are the functionality of products and an understanding of the needs of the taxi operators. In Europe, the Company's principal competitors in the taxi market are Indelco, Oslo Taxi, Finn Frogne, Auriga (United Kingdom), Axijest (France), Tadiran (Israel), H&W
(Germany) and Mikrotek (Italy). In the Asia Pacific region, the Company's principal competitors are Raywood and Sig-tec. The Company believes that the principal competitive factors in the courier market are the configurability of products and an understanding of the courier industry. The Company's principal competitors in the courier market are MobileRadio, BT Syntegra and Dynamic Transport Management.

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

Employees

     As of December 31, 1998, the Company had 466 full-time employees and contractors, including 311 in technical and engineering, 50 in sales, marketing and technical support, 66 in customer support and 39 in management, finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good.

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

     The Company relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. The Company from time to time has experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. Because the Company recognizes revenue on a percentage of completion method, delays in completion of certain contracts has caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. There can be no assurance that the Company will be able to complete current projects or implement future systems on a timely and cost-effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

     Because the Company is unable to forecast with certainty the receipt of orders for its products and services and the Company's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of the Company's expenses vary with its revenue. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative resources. Based upon all of the foregoing factors, the Company believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. The Company may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. See
"Forward-Looking Statements". If new competitors, technological advances by existing competitors or other competitive factors require the Company to reduce its prices or invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. See "Forward Looking
Statements". In such event, the price of the Company's Common Shares would likely be materially adversely affected.

     Commencing in 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 1998, 1997 and 1996, 23.4%, 23.7% and 33.7%, respectively, of the Company's revenue was attributable to third party products and services. Because the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

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

Lengthy Sales Cycles

     The purchase of a mobile workforce management solution is often an enterprise-wide decision for prospective customers and requires the Company to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company's products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, the Company has recently experienced an increase in the time necessary to complete the negotiation and signing of certain contracts with some of its larger customers.

Dependence on Large Contracts and Concentration of Customers

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 1998, 1997 and 1996, approximately 29%, 36% and 67%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the years ended December 31, 1998, 1997 and 1996, one customer accounted for 7%, 11% and 35%, respectively, of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

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

Potential Fluctuations in Backlog

     The Company's backlog consists of a relatively small number of large contracts relating to sales of its mobile workforce management and wireless connectivity software and related equipment and services, and sales of third party products and services. Due to the long, complex sales process and the mix of sales of the Company's products and services and third party products and services, the Company's backlog may fluctuate significantly from period-to-period. In addition, under the terms of the Company's contracts, the Company's customers may elect to terminate their contracts with the Company at any time after notice to the Company or to delay certain aspects of installation. Due to the relative size of a typical contract compared to the Company's annual and quarterly revenue, a termination or installation delay of one or more contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Contracts for software maintenance and support are generally renewable every year and are subject to renegotiation upon renewal. There can be no assurance that the Company's customers will renew their maintenance contracts or that renewal terms will be as favorable to the Company as existing terms.

Limited Operating History; History of Losses; Increased Expenses

     The Company commenced operations in February 1993 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. Due to non-recurring charges of $6.4 million, including $1.1 million with respect to restructuring certain operations and $5.3 million due to changes in estimates to complete certain contracts in the UK operations taken in September 1997, restructuring and reorganization charges of $2.0 million and $688,374, respectively, taken in connection with the reorganization of the Company and the acquisition of TelSoft in December 1995, and write-offs of $8.5 million and $10.0 million for acquired research and development taken in connection with the acquisitions of MDSI UK in June 1996 and Alliance effective April 1997, respectively, the Company incurred net losses of $11.5 million, $6.0 million , and $1.5 million in the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1998, the Company had an accumulated deficit of $13.7 million. Although the Company was profitable in its most recently completed fiscal year, there can be no assurance that, in the future, the Company will realize revenue growth or be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. A relatively high percentage of the Company's expenses is typically fixed in the short term as the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows would be materially adversely affected. In addition, in view of the Company's recent revenue growth, the rapidly evolving nature of its business and markets, the Company's limited operating history and the recent acquisitions, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

New Product Development

     The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. See "Forward-Looking Statements". The Company's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products. See "Forward-Looking Statements".

Management of Growth

     Since its inception, the Company has experienced rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from nine employees in Canada in February 1993 to 466 employees located in Canada, the United States, the United Kingdom and other international locations at December 31, 1998. In addition, the recent acquisitions of Alliance and MDSI UK have increased the number of products the Company supports and markets, as well as the number of vertical markets into which it sells products and the geographical areas in which the Company operates. The Company believes that continued growth in the number and complexity of products and in the number of personnel will be required to maintain the Company's competitive position. The Company's rapid growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage recent and future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Dependence on Key Personnel

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. The Company intends to hire a significant number of additional technical and sales personnel in the next year. See "Forward-Looking Statements". Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

Dependence on Selected Vertical Markets

     Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of the Company's revenue. In those years, the Company sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of the Company's revenue. The Company anticipates that a significant portion of its future revenue will also be generated by sales of products to the taxi and telecommunications markets. See "Forward-Looking Statements". A decline in demand for the Company's products in the utility, taxi or telecommunications markets as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

Dependence on Marketing Relationships

     The Company's products are marketed by the Company's direct field sales force as well as by resellers. The Company's existing agreements with resellers of its products are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company's existing resellers will continue to provide the level of services and technical support necessary to provide a complete solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of these resellers, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers with the technical, industry and application experience required to market the Company's products successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company expects that it may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. See "Forward Looking Statements". To the extent that such joint ventures are not successful, there could be a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

     Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. The Company expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. See "Forward Looking Statements". In addition, a small number of the Company's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements.

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

     The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitors for telecommunications customers are Bellcore and Lucent Technologies Inc. The Company's principal competitors in the cable market are Bellcore and MobileForce Technologies, Inc. In the general field service market, the Company's principal competitors are Astea International Inc. and Metrix Inc. In the European taxi market, the Company's principal competitors are Indelco, OsloTaxi, Finn Frogne, Auriga (United Kingdom), Axijest (France), Tadiran (Israel), H&W (Germany) and Mikrotek (Italy). In the Asia Pacific region, the Company's principal competitors in the taxi market are Raywood and Sig-tec. The Company's principal competitors in the courier market are MobileRadio, BT Syntegra and Dynamic Transport Management. In the public safety market, the Company's principal competitors are Cerulean, PRC, Tiberon Systems and New World Systems.

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

     In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. See "Forward Looking Statements". Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

     Additionally, under certain circumstances, the Company supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

Risks Associated with International Operations

     In the years ended December 31, 1998, 1997 and 1996 revenue derived from sales outside of North America accounted for approximately 21 %, 32% and 30%, respectively of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its continued growth and profitability will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition operating results and cash flows.

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

Concentration of Stock Ownership; Anti-Takeover Effects; Investment Canada Act

     The Company's directors, officers and their respective affiliates, in the aggregate, beneficially own approximately 26.6% of the outstanding Common Shares. As a result, these shareholders, if acting together, may be able to exercise significant influence over the Company and many matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may under certain circumstances also have the effect of delaying, deferring or preventing a change in control of the Company.

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

     In December 1998, the Company implemented a stock rights plan (the "Plan"). Pursuant to the Plan, shareholders of record on December 17, 1998 received a dividend of one right to purchase for CDN$140 one Common Share of the Company. The rights are attached to the Company's Common Shares and will also become attached to Common Shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company's Common Shares. After a triggering event, the rights will detach from the Common Shares. If the Company is then merged into, or is acquired by, another corporation, the Company may either (i) redeem the rights or (ii) permit the rights holder to receive in the merger Common Shares of the Company or of the acquiring company equal to two times the exercise price of the right (i.e., CDN$280). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of the Company's Board of Directors, the offer is inadequate. While the Company is not aware of any circumstance that might result in the acquisition of a sufficient number of shares of the Company's Common Shares to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

     As a result of being a reporting issuer in certain provinces of Canada, the Company is required to file certain reports in such jurisdictions. As part of such reports, the Company is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles as applied in Canada ("Canadian GAAP"). Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs and acquired research and development costs. As a result, the Company's Consolidated Financial Statements included in this report may differ materially from the financial statements filed by the Company in Canada.

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

Year 2000

     Many currently installed computer systems, software products and electronic products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, during 1999 the Company, its suppliers and customers, and its potential suppliers and customers, may need to upgrade, repair or replace certain computer systems or software to minimize the adverse impact of system failures related to "Year 2000" noncompliance.

     The Company has conducted an internal and external review of its systems and has contacted its material software and other suppliers to determine any major areas of exposure of its systems of Year 2000 issues. As a result of the internal review to date, the Company believes that its products are Year 2000 compliant and that it has identified all necessary computer hardware and software upgrades and replacements necessary to make the Company's material computing and business systems Year 2000 compliant. As a result of the external review to date, the Company believes that its material suppliers are Year 2000 compliant.

     To date, the Company has not incurred, and does not expect to incur, material costs to review and remedy Year 2000 compliance problems. Although the Company believes that its products are Year 2000 compliant, failure to provide Year 2000 compliant solutions to its customers or to receive such business solutions from its suppliers could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Furthermore, the Company may incur additional expense if its products are used by customers on third-party hardware and operating systems that are not Year 2000 compliant, which could result in a material adverse effect on the Company's business, operating results, financial condition, and cash flows. There can be no assurance that the systems or products of other entities, including the Company's suppliers on which the Company relies, disruptions in the economy generally resulting from Year 2000, issues, and disruptions caused by customers deferring their purchase decisions or implementation plans due to their own internal Year 2000 remediation activities, will not have a material adverse effect on the Company.

     Additionally, there is the possibility that in the coming year corporations in dealing with their own Year 2000 issues will defer some software purchases except for the most urgent and those relevant to solving their own Year 2000 concerns. To the extent that this occurs, it could materially adversely affect the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000".

Item 2: Properties

     The Company occupies approximately 92,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The Company intends to seek to sub-let a portion of the space until such time as full occupancy is required. The lease expires on November 30, 2008 with two options to renew for five years each. The Company also leases approximately 17,400 square feet of office space in Cambridge, England under a lease which terminates on April 8, 2004. The Company also maintains an office in Itasca, Illinois. The Itasca office lease is for approximately 28,000 square feet and terminates on November 30, 1999.

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

                                     Part II

Item 5:  Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Shares

     The Company's Common Shares began trading on The Toronto Stock Exchange and on the Montreal Exchange under the symbol "MMD" on December 20, 1995 and began trading on the NASDAQ National Market System under the symbol "MDSIF" on November 26, 1996. The Company intends to change its NASDAQ National Market System trading symbol to "MDSI" in April 1999. Prior to December 20, 1995, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on The Toronto Stock Exchange and the NASDAQ National Market System with their equivalent U.S. dollar amounts where applicable.


                                                          The Toronto Stock Exchange                     NASDAQ National Market
                                          -----------------------------------------------------------  ----------------------------
                                                     US$(1)                         CDN$                   US$            US$
                                          -----------------------------  ---------------------------- --------------  -------------
                                              High             Low            High           Low           High            Low
                                          --------------  -------------  ------------- -------------- --------------  -------------
1997
   First Quarter.........................     20.35           15.01          27.80          20.50           20.13         15.88
   Second Quarter........................     28.50           16.59          39.50          23.00           28.75         16.25
   Third Quarter.........................     28.17           14.81          39.00          20.50           28.75         14.88
   Fourth Quarter........................     22.52           14.78          32.00          21.00           23.00         14.25

1998
   First Quarter.........................     19.57           10.66          28.00          15.25           19.00         10.50
   Second Quarter........................     17.11           11.41          24.75          16.50           17.63         11.13
   Third Quarter.........................     14.09            7.92          21.35          12.00           14.13          7.88
   Fourth Quarter........................     17.83            9.40          27.50          14.50           18.00          9.25


-----------------

(1) US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter.

     As of December 31, 1998 the Company had approximately 187 shareholders of record (including nominees and brokers holding street accounts), 66 shareholders of whom had addresses in the United States and who held 4,403,697 Common Shares, or 67.1% of the Company's outstanding Common Shares.

     The Company has never paid dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Item 6: Selected Financial Data

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998, 1997, 1996 and 1995 and the year ended June 30, 1995 and the consolidated balance sheet data at December 31, 1998, 1997, 1996 and 1995 and at June 30, 1995 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Deloitte & Touche LLP. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.


                                                                  Years ended December 31,                            Year ended
                                           -----------------------------------------------------------------------     June 30,
                                                1998              1997              1996             1995(5)             1995
                                           ----------------  ----------------  ---------------   -----------------  ---------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
  Revenue...............................      $ 83,383       $   70,280       $    45,143       $       9,313         $   8,000
  Gross profit..........................        38,794           26,921            16,822               6,303             5,250
  Operating income (loss)(1)(2)(3)......         7,926           (9,763)           (5,203)             (1,159)            1,588
  Net income (loss) for the year........         5,499          (11,547)           (6,014)             (1,533)              993
  Diluted earnings (loss) per
   common share ........................      $   0.82       $    (1.84)      $     (1.24)      $       (0.30)        $    0.19
  Weighted average shares outstanding...         6,723            6,261             4,855               5,117             5,117

US$ Equivalent (4):
  Revenue...............................      $ 55,992        $  50,588       $    33,085       $      6,803           $   5,807
  Gross profit..........................        26,050           19,378            12,329              4,604               3,811
  Operating income (loss)(1)(2)(3)......         5,322           (7,027)           (3,813)              (847)              1,153
  Net income (loss) for the year........         3,693           (8,312)           (4,408)            (1,120)                722
  Diluted earnings (loss) per
    common share                              $   0.55        $   (1.33)      $     (0.91)      $      (0.22)          $    0.14
  Weighted average shares outstanding...         6,723            6,261             4,855              5,117               5,117



                                                                                                                          US$
                                                                At December 31,                                       Equivalent(4)
                                           -----------------------------------------------------------    At June 30,  December 31,
Balance Sheet Data:                           1998          1997          1996            1995(5)            1995         1998
                                           ------------  ------------  ------------   ----------------  -------------  -----------
  Cash and cash equivalents.............   $  6,137      $    110      $ 20,207        $   1,992         $   1,350      $ 3,992
  Working capital.......................     20,871        13,655        21,380           (1,752)            2,164       13,574
  Total assets..........................     56,568        40,644        45,572            4,978             4,978       36,792
  Non-current liabilities...............      1,907           296            20            1,995             1,995        1,240
  Stockholders' equity .................     30,819        23,836        26,836              559               721       20,045

----------------------------

(1) Operating loss for the year ended December 31, 1997 includes non-recurring charges of $6,371,192 (US$4,585,984) including $1,145,152 (US$824,280) with respect to restructuring certain operations and $5,226,040 (US$3,761,704) due to changes in estimates to complete certain contracts entered into by its UK operations which existed prior to the Company's acquisition of MDSI UK.
(2) Operating loss for the years ended December 31, 1997 and 1996 includes non-recurring charges of $10,002,982 (US$7,200,146) and $8,523,363
     (US$6,229,726) as a result of acquired research and development costs relating to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively.
(3) Operating loss for the year ended December 31, 1995 includes non-recurring charges of $2,017,819 (US$1,490,765) and $688,374 (US$508,571) as a result of restructuring and reorganization costs, respectively, relating to the acquisition of TelSoft in December 1995.
(4) Solely for the convenience of the reader, Canadian dollar income statement amounts have been translated into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period, and Canadian dollar balance sheet amounts have been translated using the relevant period-end noon buying rate, as set forth in "Exchange Rates". These translations are not necessarily representative of the amounts that would have been reported if the Company had historically reported its financial statements in U.S. dollars. In addition, the rates utilized are not necessarily indicative of the rates in effect at any other time.
(5) In 1995, the Company changed its year end from June 30 to December 31. The results of operations for the year ended December 31, 1995 are restated to present the results for the entire twelve month period.

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


                        U.S. Dollars Per Canadian Dollar

                                            1998            1997           1996             1995           1994
                                       -------------   -------------   -------------   -------------   -------------
Period End..........................    US$0.6504        US$0.6999       US$0.7301       US$0.7323       US$0.7128
Average.............................       0.6715           0.7198          0.7329          0.7305          0.7300
High ...............................       0.7105           0.7487          0.7513          0.7527          0.7632
Low.................................       0.6341           0.6945          0.7235          0.7023          0.7103


On December 31, 1998 the noon buying rate was Cdn$1.00 = US$0.6504. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The fourth paragraph under "Revenue", and the paragraphs entitled "Research and Development" , "Sales and Marketing" , and "General and Administrative" , in the section entitled "Year ended December 31, 1998 Compared to the Year ended December 31, 1997" contain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles",
"Dependence on Large Contracts and Concentration of Customers", "Limited Operating History; Increased Expenses", "Integration of Acquisitions" and "Competition".

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, Canadian dollars. See item 7A - Market Risk.

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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract; terminal and infrastructure equipment consisting of the sale of mobile computing devices, related in-vehicle equipment and wireless data network equipment manufactured by the Company; (iii) terminal and infrastructure equipment consisting of the sale of mobile computing devices, related in-vehicle equipment and wireless data network equipment manufactured by the Company; and (iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

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

     Revenue for software and services has historically accounted for a substantial portion of the Company's revenue . Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services that are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

     Commencing in the third quarter of 1996, the Company began generating revenues from the sale of mobile computing and infrastructure equipment as a result of the acquisition of MDSI UK. The Company's contracts with customers in the taxi, courier and roadside recovery markets generally require the Company to provide mobile computing devices and wireless data communications network equipment. Revenues for these products are recognized at the time of transfer of title.

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

     Prior to 1996, the Company achieved a gross margin of 60-70% on its consolidated revenue. The gross margins achieved on revenue from the MDSI UK operations during the three years prior to its acquisition by the Company ranged from 62.6% to 21.2%. In addition, since the commencement of sales of third party products and services in 1996, the Company has achieved gross margins of approximately 12.2% on revenue attributable to such products and services. Accordingly, the Company expects that its consolidated gross margins in future periods will be lower than those achieved by MDSI prior to the MDSI UK acquisition and that changes in the mix of these revenues in any period will result in significant fluctuations in direct costs, gross profits, operating results and other items expressed as a percentage of revenue.

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

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:


                                                                                        Years ended December 31,
                                                                --------------------------------------------------------------------
                                                                        1998                    1997                    1996
                                                                ---------------------    --------------------    -------------------
                                                                                            (in thousands)
 Revenue:
    Software and services..................................         $         47,497     $            39,358           $     18,388
    Terminals and infrastructure...........................                    8,385                  10,646                  8,708
    Third party products and services .....................                   19,514                  16,677                 15,228
    Maintenance and support................................                    7,987                   3,599                  2,819
                                                                ---------------------    --------------------    -------------------
                                                                              83,383                  70,280                 45,143
 Direct costs..............................................                   44,589                  43,359                 28,321
                                                                ---------------------    --------------------    -------------------
 Gross profit..............................................                   38,794                  26,921                 16,822
                                                                ---------------------    --------------------    -------------------
 Operating expenses:
    Research and development...............................                    9,894                   6,540                  4,357
    Sales and marketing....................................                   13,423                  12,071                  5,689
    General and administrative.............................                    6,686                   6,088                  3,125
    Amortization of intangible assets......................                      864                     837                    331
    Acquired research and development......................                        -                  10,003                  8,523
    Restructuring costs....................................                        -                   1,145                      -
                                                                ---------------------    --------------------    -------------------
                                                                              30,867                  36,684                 22,025
                                                                ---------------------    --------------------    -------------------
 Operating income (loss)...................................                    7,927                  (9,763)                (5,203)
 Other income..............................................                      162                     535                    114
                                                                ---------------------    --------------------    -------------------
 Income (loss) before provision for income taxes...........                    8,089                  (9,228)                (5,089)
 Provision for income taxes................................                  ( 2,590)                 (2,319)                  (925)
                                                                ---------------------    --------------------    -------------------
 Net income (loss) for the year............................         $          5,499     $           (11,547)          $     (6,014)
                                                                =====================    ====================    ===================

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                                        Years ended December 31,
                                                                --------------------------------------------------------------------
                                                                          1998                    1997                    1996
                                                                ---------------------    --------------------    -------------------
                                                                                            (in thousands)

 Revenue:
    Software and services..................................                   57.0%                    56.0%                  40.7%
    Terminals and infrastructure...........................                   10.0                     15.2                   19.3
    Third party products and services......................                   23.4                     23.7                   33.7
    Maintenance and support................................                    9.6                      5.1                    6.3
                                                                ---------------------    ---------------------   -------------------
                                                                             100.0                    100.0                  100.0
 Direct costs..............................................                   53.5                     61.7                   62.7
                                                                ---------------------    ---------------------   -------------------
 Gross profit..............................................                   46.5                     38.3                   37.3
                                                                ---------------------    ---------------------   -------------------
 Operating expenses:
    Research and development...............................                   11.9                      9.3                    9.7
    Sales and marketing....................................                   16.1                     17.2                   12.6
    General and administrative.............................                    8.0                      8.7                    6.9
    Amortization of intangible assets......................                    1.0                      1.2                    0.7
    Acquired research and development......................                      -                     14.2                   18.9
    Restructuring costs....................................                      -                      1.6                      -
                                                                ---------------------    ---------------------   -------------------
                                                                              37.0                     52.2                   48.8
                                                                ---------------------    ---------------------   -------------------
 Operating income (loss)...................................                    9.5                    (13.9)                 (11.5)
 Other income..............................................                    0.2                      0.8                    0.2
                                                                ---------------------    ---------------------   -------------------
 Income (loss) before provision for income taxes...........                    9.7                    (13.1)                 (11.3)
 Provision for income taxes................................                   (3.1)                    (3.3)                  (2.0)
                                                                =====================    =====================   ===================
 Net income (loss) for the year............................                    6.6%                   (16.4)%                (13.3)%
                                                                =====================    =====================   ===================


Year ended December 31, 1998 Compared to the Year ended December 31, 1997

     Revenue - Revenue increased by $13.1 million (18.6%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase in revenue can be attributed to the reflection in the financial statements of a full year of Alliance's (now MDSI US) operations, in comparison to eight and one-half months in the year ended December 31, 1997, and to the continued growth of the existing business.

     Software and services revenue increased by $8.1 million (20.7%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase is due primarily to the reflection of a full year of Alliance's results in the financial statements, and additional revenue from customers in both the telecommunications and utility markets.

     Terminals and infrastructure revenue decreased by $2.3 million (21.2%) for the year ended December 31, 1998. Terminals and infrastructure revenue is derived solely from the MDSI UK operations. Due to the delay in implementation of two legacy taxi contracts in 1997, MDSI UK was unable to commence work on new taxi contracts until 1998, resulting in reduced terminals and infrastructure revenue during the period.

     Third party products and services revenue increased by $2.8 million (17.0%) for the year ended December 31, 1998 compared the year ended December 31, 1997. Third party products and services revenue is primarily earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $8.0 million for the year ended December 31, 1998 as compared to $3.6 million for the year ended December 31, 1997, an increase of 121.9%. Typically, maintenance and support revenue will increase with the number of customers using MDSI's software.

     Direct Costs - Direct costs were 53.5% of revenue for the year ended December 31, 1998 as compared to 61.7% for the year ended December 31, 1997. The decrease in direct costs as a percentage of revenue relates primarily to the fact that during the year ended December 31, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses on two MDSI UK contracts due to changes in estimates to complete. Under the percentage of completion method used to recognize revenue on fixed price contracts, where it has been determined that a contract will be completed at a loss due to changes in estimates to complete, the Company is required to recognize the full amount of such losses in the period that the loss is determined. Excluding these contracts, the Company's direct costs for the year ended December 31, 1997 were 54.3% of revenue.

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

     Gross Margins. Gross margins were 46.5% of revenue for the year ended December 31, 1998 as compared to 38.3% for the year ended December 31, 1997. The increase in gross margins is attributable to the absence of charges to direct costs caused by changes in estimates to complete contracts required during the year ended December 31, 1998, and the higher proportion of total revenues represented by the high margin software and services business. After adjusting for the margins on the legacy contracts in the MDSI UK operations, the Company's gross margins for the year ended December 31, 1997 were 45.7% of revenue.

     Research and Development. Research and development expenses were $9.9 million, or 11.9% of revenue, for the year ended December 31, 1998, compared to $6.5 million, or 9.3% of revenue, for the year ended December 31, 1997. The 51.3% increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were $13.4 million or 16.1% of revenue for the year ended December 31, 1998 and 17.2% of revenue for the year ended December 31, 1997. This represents an increase of $1.4 million (11.2%) as compared to 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were $6.7 million, or 8.0% of revenue, for the year ended December 31, 1998 and $6.1 million, or 8.7% of revenue, for the year ended December 31, 1997. This increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was $0.2 million for the year ended December 31, 1998 as compared to $0.5 million for the year ended December 31, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations

     Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1998 at the rate of 28.9%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

Year ended December 31, 1997 Compared to the Year ended December 31, 1996

     Revenue - Revenue increased by $25.1 million (55.7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase in revenue is due to revenue contributed by Alliance and MDSI UK during the year ended December 31, 1997 of $27.9 million and the continued growth of the existing business.

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

     Maintenance and support revenue was $3.6 million for the year ended December 31, 1997 as compared to $2.8 million for the year ended December 31, 1996. The increase in maintenance and support revenue reflects the growth in the number of installations of the Company's products.

     Direct Costs - Direct costs were 61.7% of revenue for the year ended December 31, 1997 as compared to 62.7% for the year ended December 31, 1996. The decrease in direct costs as a percentage of revenue related primarily to the proportionately large amount of third party hardware and services supplied in 1996. Margins on third party supplied hardware and services are typically lower than margins on software and services. Also, under the percentage of completion method used to recognize revenue on fixed price contracts, the Company is required to recognize the full amount of any loss in the period where it has been determined that a contract will be completed at a loss due to changes in estimates to complete. During the year ended December 31, 1997, the Company recorded direct costs of $5.2 million relating to estimated losses on legacy contracts in MDSI UK due to changes in estimates to complete. Excluding these contracts, the Company's direct costs were 54.3% of revenue for the year ended December 31, 1997.

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

     Research and Development. Research and development expenses were 9.3% of revenue for the year ended December 31, 1997 and 9.7% of revenue for the year ended December 31, 1996. Total research and development expenditures for the year ended December 31, 1997 of $6.5 million represents an increase of $2.2 million (50.1%) as compared to the same period in 1996. The increase in research and development expenses in 1997 was a result of the continued development and enhancement of the Company's Advantex products.

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

     Acquired Research and Development . Effective April 17, 1997, the Company acquired Alliance for total consideration of $9.1 million. Included in the fair value of net assets acquired was research and development of $10.0 million which was expensed at the time of acquisition.

     Other Income. Other income was $535,000 for the year ended December 31, 1997 as compared to $113,664 for the year ended December 31, 1996. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations

     Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1997 at the rate of 31.8%, after adjusting for the amortization of intangible assets, acquired research and development costs and the recovery of income taxes related to restructuring costs and losses on certain legacy contracts in the MDSI UK operations. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, UK and other foreign jurisdictions' tax rates.

Quarterly Results of Operations

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 1997 and ending December 31, 1998 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                          Three Months Ended
                             -------------------------------------------------  ------------------------------------------------
                                                   1998                                              1997
                             -------------------------------------------------  ------------------------------------------------
                                    Dec. 31     Sept. 30     June 30     March 31     Dec. 31       Sept. 30     June 30    March 31
                                  ----------   ----------  ----------  -----------   ----------   -----------  ----------  ---------
                                                                      (Unaudited, in thousands)
Statement of Operations Data:
   Revenue:
     Software and services......   $ 15,185     $12,372      $11,023    $ 8,917       $11,908      $  9,175     $11,157     $ 7,118
     Terminals and infrastructure     2,070       1,890        1,977      2,448         2,767         1,359       4,654       1,865
     Third party products and
       services...................    8,277       7,141        3,058      1,038         1,235         5,236       1,994       8,212
     Maintenance and support....      2,312       2,113        1,885      1,677         1,070         1,033         659         837
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
                                     27,844      23,516       17,943     14,080        16,980        16,803      18,464      18,032

   Direct costs.................     15,245      13,087        9,197      7,060         8,036        14,425       9,446      11,452
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
   Gross profit.................     12,598      10,429        8,746      7,020         8,944         2,378       9,018       6,580
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
   Operating expenses:
     Research and development...      3,153       2,765        2,049      1,927         1,427         1,870       1,843       1,400
     Sales and marketing........      3,823       3,194        3,267      3,139         3,596         3,453       2,896       2,125
     General and administrative.      1,908       1,696        1,573      1,508         1,488         1,796       1,646       1,159
     Amortization of intangible
     assets.....................        216         216          216        216           238           238         216         145
     Acquired research and
       development...........             _           _            _          _             _             _      10,003           _
     Restructuring costs........          _           _            _          _             _         1,145           _           _
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
                                      9,100       7,871        7,105      6,790         6,749         8,502      16,604       4,829
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
   Operating income (loss)......      3,498       2,558        1,641        230         2,195        (6,124)     (7,586)      1,751
   Other income.................         55          54           81        (28)          266           135          20         115
                                  -----------  ----------  ----------  -----------   ----------   -----------  ----------  ---------
   Income (loss) before income
     tax provision..............      3,553       2,612        1,722        202         2,461        (5,989)     (7,566)      1,866
   Recovery of (provision for)
     income taxes...............     (1,031)       (848)        (586)      (126)         (934)           43        (826)       (603)
                                  ===========  ==========  ==========  ===========   ==========   ===========  ==========  =========
   Net income (loss) for the
   period......................     $ 2,522     $ 1,764      $ 1,136    $    76       $ 1,527      $ (5,946)    $(8,392)    $ 1,263
                                  ===========  ==========  ==========  ===========   ==========   ===========  ==========  =========

The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                       Three Months Ended
                                -----------------------------------------------   ------------------------------------------------
                                                    1998                                               1997
                                ------------------------------------------------   -----------------------------------------------
                                  Dec. 31    Sept. 30     June 30      March 31     Dec. 31    Sept. 30     June 30     March 31
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Revenue:
  Software and services.....       54.6%       52.6%       61.4%        63.3%         70.1%      54.6%       60.4%        39.5%
  Terminals and infrastructure      7.4         8.0        11.0         17.4          16.3        8.1        25.2         10.3
  Third party products and         29.7        30.4        17.1          7.4           7.3       31.2        10.8         45.6
  services..................
  Maintenance and support....       8.3         9.0        10.5         11.9           6.3        6.1         3.6          4.6
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
                                  100.0       100.0       100.0        100.0         100.0      100.0       100.0        100.0
Direct costs.................      54.8        55.6        51.3         50.2          47.3       85.8        51.2         63.5
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Gross profit.................      45.2        44.4        48.7         49.8          52.7       14.2        48.8         36.5
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Operating expenses:
  Research and development...      11.3        11.8        11.4         13.7           8.4       11.1        10.0          7.8
  Sales and marketing........      13.7        13.6        18.2         22.3          21.2       20.5        15.7         11.8
  General and administrative.       6.9         7.2         8.8         10.7           8.8       10.7         8.9          6.4
  Amortization of intangible
  assets.....................       0.7         0.9         1.2          1.5           1.4        1.4         1.2          0.8
  Acquired research and
       development...........         _           _           _            _             _          _        54.1            _
  Restructuring costs........         _           _           _            _             _        6.8           _            _
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
                                   32.6        33.5        39.6         48.2          39.8       50.5        89.9         26.8
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Operating income (loss)....        12.6        10.9         9.1          1.6          12.9      (36.3)      (41.1)         9.7
Other income...............         0.2         0.2         0.5         (0.2)          1.6        0.6         0.1          0.6
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Income (loss) before income
   tax provision...........        12.8        11.1         9.6          1.4          14.5      (35.7)      (41.0)        10.3
                                ----------  ----------  ----------   -----------  ----------  ----------  ----------  ------------
Recovery of (provision for)
   income taxes............        (3.7)       (3.6)       (3.3)        (0.9)         (5.5)       0.3        (4.5)        (3.3)
                                ==========  ==========  ==========   ===========  ==========  ==========  ==========  ============
Net income (loss) for the
   period..................         9.1%        7.5%        6.3%         0.5%          9.0%     (35.4)%     (45.5)%        7.0%
                                ==========  ==========  ==========   ===========  ==========  ==========  ==========  ============


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 1998, the Company had cash and cash equivalents of $6.1 million and working capital of $20.9 million. On January 29, 1999 the Company issued 575,000 common shares for net consideration of $14.7 million.

     Cash provided by (used in) operating activities was $5.9 million, $(13.5) million and $(1.7) million, respectively for the years ended December 31, 1998, 1997 and 1996. The $5.9 million of cash provided by operating activities in 1998 comprised $5.5 million net income, non-cash charges of $2.4 million and $(2.0) million of changes to non-cash working capital items. The changes to working capital items include a $3.5 million increase in trade receivables, a $3.2 million increase in unbilled receivables, a $2.2 million increase in prepaid expenses and a $2.4 million decrease in accrued liabilities offset by a $3.8 million increase in trade payables, a $578,000 increase in taxes payable, a $4.4 million increase in deferred revenue and a $800,000 decrease in deferred income taxes. Unbilled accounts receivable arise where the Company has earned revenue on a project though has yet to complete specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract. The increase in accounts payable of $3.8 million is due in part to payments for third party products and services accrued at December 31, 1998. The $2.2 million increase in prepaid expenses is primarily attributable to expenses incurred with respect to the Richmond facility which are recoverable from the landlord and are expected to be recovered during the first half of 1999.

     Cash provided by (used in) financing activities was $2.9 million, $(2.2) million and $22.0 million, respectively during the years ended December 31, 1998, 1997 and 1996. The cash provided by financing activities in 1998 comprised $1.6 million in capital leases and $1.5 million from the issue of common shares partially offset by a $134,000 repayment of long-term debt. During 1998, the Company financed a major portion of its capital expenditure program through capital leases. In addition, the equipment lease to a customer was financed by a capital lease. Common shares were issued on the conversion of outstanding share purchase warrants ($731,000), exercise of stock options ($449,000) and purchases by employees under the Company's share purchase plan ($303,000).

     Cash used in investing activities was $2.8 million, $4.5 million, $2.0 million, respectively for the years ended December 31, 1998, 1997 and 1996. Total investing activity in 1998 consisted of $2.8 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

     Existing sources of liquidity at December 31, 1998 include $6.1 million of cash and cash equivalents and funds available under the Company's operating line of credit. During the year ended December 31, 1998, the Company increased its borrowing capacity under this line of credit to a limit of $8 million. At December 31, 1998, (pound)200,000 of such amount was committed to securing the Company's obligations under an outstanding letter of credit. The (pound)200,000 letter of credit is provided as security for any overdraft position of MDSI UK. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. From time to time, the Company draws on the line of credit for general working capital requirements related to its operations.

     The Company believes that future cash flows from operations, the January 29, 1999 financing and its borrowing capacity under the operating line of credit will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company has no material additional commitments other than operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

Derivative Financial Instruments

     It is the policy of the Company not to enter into derivative financial instruments for trading purposes. The Company does enter into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on certain firm foreign currency transactions. The Company may also utilize foreign currency exchange contracts to hedge net assets on liabilities denominated in foreign currencies. These contracts are generally for eighteen months or less. Gains or losses relating to hedging firm commitments are deferred and included in the measurement of the foreign currency transaction subject to the hedge.

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. No foreign currency forward contracts were entered into during 1998.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to manufacture products, acquire or ship products, process transactions, send invoices, or engage in other normal business activities. The inability of business processes to function correctly in 2000 could have serious adverse effects on companies and entities throughout the world.

     In 1997 the Company established a team of professionals within the company to plan and implement its year 2000 compliance initiative. The Company has developed and is implementing a Company-wide Year 2000 plan (the "Plan") to ensure that its computer equipment and software with date sensitive embedded technology will be able to distinguish the year 1900 and the 2000 and will function properly with respect to all dates (referred to as "Year 2000 Compliant"). The Company presently believes that its planned modifications or replacements of certain existing computer equipment and software will be completed on a timely basis so as to minimize potential Year 2000-related disruptions or malfunctions of its computer equipment and software.

     The Company's Plan focuses on internal systems, including personal computing, facilities and business systems, and third-party considerations, including products and suppliers. The tasks common to each of these areas are
(i) the identification and assessment of Year 2000 issues, (ii) assessment of remediation required, (iii) prioritization of risk, (iv) remediation and testing and (v) contingency planning.

Internal Systems

     The Company's compliance team has evaluated significant internal personal computing and business systems that are critical to the ongoing operation of the Company and has identified the computer hardware and software upgrades and replacements necessary to make such systems Year 2000 compliant. Such upgrades and replacements are expected to be completed by the end of the second quarter of 1999. The Company is reviewing its present financial systems and its long-term business system requirements. Any decision to purchase and implement new systems will include the requirement that such systems be Year 2000 compliant.

Customers

     The Company is a software developer and has been testing its software internally and in conjunction with customers for Year 2000 readiness. The Company believes that all its current products are Year 2000 compliant and believes that it has identified and informed all its customers of the steps that are required to make software previously purchased by such customers Year 2000 compliant. The Company's software runs on a variety of third party computers and operating systems. While the Company is not obligated to ensure that third party suppliers are Year 2000 compliant, the Company has suggested to customers that they utililize available Year 2000 remedies. The Company is assisting its customers with Year 2000 validation efforts including synchronization of Year 2000 upgrades and testing, to eliminate implementation of non-compatible solutions by customers.

     There is also the possibility that in the coming year corporations in dealing with their own Year 2000 issues will defer some software purchases except for the most urgent and those relevant to solving their own Year 2000 concerns. To the extent that this occurs, it could materially adversely affect the Company's results of operations.

Suppliers

     The Company has identified its third party software and, in conjunction with its vendors, has considered possible remediation requirements. After review and consultation, the Company has determined that no updates are required to make existing software Year 2000 compliant. Business operations will also be dependent on the Year 2000 readiness of infrastructure suppliers such as banking, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of such failures in infrastructure systems and the supply chain cannot be estimated.

Costs

     The total cost of the Company's Year 2000 Plan is not material to the Company's financial condition. The estimated total cost of the Plan is expected to be approximately $400,000, and is being funded through operating cash flow. As at December 31, 1998, the Company had incurred approximately $225,000 in costs related to its Year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the second quarter of 1999 when the Company's Year 2000 compliance efforts are expected to be completed, with the balance expended thereafter to monitor the compliance process. None of the Company's other projects have been delayed or deferred as a result of the implementation of the Year 2000 Compliance Plan.

Risks

     To date, the Company has not incurred, and does not expect to incur, material costs to review and remedy Year 2000 compliance problems. Although the Company believes that its products are Year 2000 compliant, failure to provide Year 2000 compliant solutions to its customers or to receive such business solutions from its suppliers could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Furthermore, the Company may incur additional expense if its products are used by customers on third-party hardware and operating systems that are not Year 2000 compliant, which could result in a material adverse effect on the Company's business, operating results, financial condition, and cash flows. There can be no assurance that the systems or products of other entities, including the Company's suppliers on which the Company relies, disruptions in the economy generally resulting from Year 2000, issues, and disruptions caused by customers deferring their purchase decisions or implementation plans due to their own internal Year 2000 remediation activities, will not have a material adverse effect on the Company.

     The preceding "Year 2000" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. These forward-looking statements include the Company's expectations and beliefs as to the most likely scenarios or occurrences. All forward-looking statements, however, involve a number of risks which and uncertainties that could cause actual results to differ from projected results.

Contingency Plans

     As part of its continuing assessment of its Year 2000 compliance requirements, the Company has developed contingency plans to deal with what it feels is its worst case scenario. This contingency plan revolves around a staff team of Information Technology professionals that will be available during the Year 2000 date change period and the facilities to support that staff.

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian and United States dollars and the Great Britain pound. The Company has operations in the United States and Great Britain in addition to its Canadian operations and did not hedge these exposures in 1998. However, the Company may from time-to-time hedge any net exposure to the United States dollar and the Great Britain pound.

     As of December 31, 1998, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.0 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     Subsequent to December 31, 1998, the Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts to the Belgian Franc and Danish Kroner. Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of the subsequent transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $2.2 million.

     The Company does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies.

Item 8: Financial Statements and Supplementary Data

     Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10:  Directors and Officers of the Registrant

         The following table sets forth certain information concerning the Company's executive officers, officers and directors as of December 31, 1998.


Name                                           Age        Position
-----------------------------------------      ---        -----------------------------------------------------------------------
Executive Officers
-----------------------------------------
Erik Dysthe..............................       61        Chairman of the Board and Director
Kenneth R. Miller (1)....................       43        Chief Executive Officer and Director
Robert G. Cruickshank (2) ...............       48        President and Chief Operating Officer
Verne D. Pecho...........................       55        Vice President - Finance and Administration and Chief Financial Officer

Officers
-----------------------------------------
Robert Campbell..........................       45        Vice President - Telecom/Cable
James R. Dalbey..........................       47        Senior Vice President - International
Brent W. James...........................       41        Vice President - Marketing and Business Development
M. Greg Beniston.........................       41        Vice President - Legal and Corporate Secretary
Glenn Y. Kumoi...........................       36        General Counsel
Geoffrey Engerman........................       44        Vice President - US Operations
Tommy Lee................................       35        Vice President - Product Development
Douglas Engerman.........................       42        Vice President - Utilities
Simon Backer.............................       43        Vice President - Transportation & Customer Engineering
Ronald Toffolo ..........................       47        Vice President - Human Resources

Directors
-----------------------------------------
Gerald F. Chew (1)(3)(4).................       38        Director
Bruno Ducharme (3)(4)....................       40        Director
Robert C. Harris, Jr. (1)(3).............       52        Director
John T. McLennan (3) ....................       53        Director
Terrence P. McGarty (3)(4)...............       55        Director
Marc Rochefort (3).......................       51        Director
-----------------------------------------

(1)  Member of Compensation Committee.
(2)  Appointed February 1, 1999
(3)  Member of Corporate Governance and Nominating Committee.
(4)  Member of Audit Committee.

     Erik Dysthe has served as Chairman of the Company since its inception. He was also Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. From July 1989 to March 1992, Mr. Dysthe was Vice President of Marketing and Sales at Orcatron Systems. Since September 1997, Mr. Dysthe has also been Managing Director - U.K. Operations on an interim basis.

     Kenneth R. Miller has served as the Company's Chief Executive Officer since December 1998. From 1995 to 1998, Mr. Miller held various senior management positions within the Company, including President, Vice President - Finance, Chief Financial Officer and Corporate Secretary. Since May 1995, Mr. Miller has served as a director of Avcan Global Systems Inc. From 1987 to the present, Mr. Miller has served as President and Chief Executive Officer of Southview Equities Ltd., a private investment company of which Mr. Miller is a controlling shareholder.

     Robert G.  Cruickshank  was  appointed  the  Company's  President and Chief
Operating Officer on February 1, 1999. Mr. Cruickshank has over 28 years experience in the telecommunications industry with BC Telephone Company, where he held a number of senior management positions, including Senior Vice President, Sales and Customer Service from 1997 to 1999 and President of BC Tel Mobility from 1992 to 1997.

     Verne D. Pecho has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

     Robert Campbell has served as Vice President - Telecom/Cable of the Company since February 1996. From 1991 to 1996, Mr. Campbell was a Regional Sales Manager of McDonald, Dettwiler and Associates Ltd.

     James R. Dalbey has served as Senior Vice President - International from November 1998. From inception of the Company to October 1998, Mr. Dalbey held various senior management positions within the Company, including Senior Vice President - Utilties & International and Vice President - Sales, Utilities. From October 1992 to December 1995, Mr. Dalbey was Vice President - Sales for MDSI Canada. From 1990 to 1992, Mr. Dalbey was President of Epic Security Systems.

     Brent W. James has served as Vice President - Marketing and Business Development of the Company since January 1996. From February 1994 to December 1995, Mr. James was Vice President and General Manager of MDSI USA. From March 1993 to January 1994, Mr. James was Vice President - Marketing and Business Development of MDSI Canada. From February 1991 to March 1993, Mr. James was the Vice President of TIR Systems, Inc.

     M. Greg Beniston has served as Vice President - Legal and Corporate Secretary of the Company since March 1996. From 1993 to the present, Mr. Beniston has also served as Corporate Counsel and Secretary of Xillix Technologies Corp. From 1988 to 1993, Mr. Beniston was a lawyer at the firm of Russell & DuMoulin, Barristers and Solicitors in Vancouver, British Columbia.

     Glenn Y. Kumoi has served as General Counsel since December 1998. From April 1997 to November 1998 he was President of MDSI Software SRL. From October 1996 to March 1997, Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia. From 1991 to 1994, Mr. Kumoi was a lawyer at the firm of Richards, Buell, Sutton, Barristers and Solicitors in Vancouver, British Columbia.

     Geoffrey Engerman has served as Vice President - US Operations since July 1997. From 1994 to July 1997, was President and Chief Technology Officer of
Alliance. From 1983 to 1994, Mr. Engerman served as Vice President, Chief Operating Officer of Alliance.

     Simon Backer has served as Vice President - Transportation and Customer Engineering since July 1998. From August 1997 to June 1998, Mr. Backer was Vice President - Customer Engineering. Between 1997 and 1998 he was President and CEO of Retix Wireless Inc. From 1984 to 1996, Mr. Backer held numerous positions of progressive responsibility at Motorola's Wireless Data Group (formerly MDI), culminating in his appointment as Director of Architecture in 1996.

     Tommy Lee has served as Vice President - Product Development since 1997. From inception of the Company to 1997, Mr. Lee served in various technical positions, including Director - Product Development and Software Development Manager. Between 1998 and 1995, Mr. Lee was a member of the scientific and engineering staff at McDonald, Dettwiler and Associates Ltd.

     Douglas Engerman has served as Vice President - Utilities since November 1998. From July 1997 to October 1998 he was Vice President - Sales of MDSI USA. From 1989 to 1997, he was Executive Vice President at Alliance and was responsible for Sales and Marketing.

     Ronald Toffolo has served as Vice President - Human Resources since 1999. Between 1997 and 1998 he was Director of Human Resources. From 1985 to 1997, he held various human resources management positions at Canadian Airlines International Ltd.

     Gerald F. Chew has served as a director of the Company since December 1995. Mr.Chew is currently Executive Vice President of Ancora Capital & Management Group, LLC. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc. From November 1992 to July 1996, Mr. Chew served as Executive Director of Strategy Development for U S WEST, Inc.

     Bruno Ducharme has served as a director of the Company since May 1996. Mr. Ducharme is currently President and Chief Executive Officer of Telesystem International Wireless Services Inc. and Executive Vice-President of Telesystem Ltd. Mr. Ducharme has held various senior management positions within the Telesystem group of companies since its inception in 1991.

     Robert C. Harris, Jr. has served as a director of the Company since December 1995. Mr. Harris is currently Senior Managing Director of Bear Stearns & Co., Inc. Mr. Harris was a co-founder and Managing Director of Unterberg Harris from May 1989 until November, 1997. Mr. Harris also serves as a director of N2K, Inc. and a number of private companies.

     John T. McLennan has served as a director of the Company since February 1998. Mr. McLennan was the President and Chief Executive Officer of Bell Canada from 1994 to 1997 and is currently the President of Jenmark Consulting Inc. Mr. McLennan also serves as a director of Hummingbird Communications Ltd. and Architel Systems Corporation.

     Terrence P. McGarty has served as a director of the Company since December 1995. Mr. McGarty is currently President and CEO of Zepher Telecommunications Inc. He also served as Chairman and Chief Executive Officer of The Telmarc Group, Inc. from 1992 to 1998.

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

     The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Gerald F. Chew, Robert C. Harris, Jr., John T. McLennan, Terrence P. McGarty and Bruno Ducharme.

     The Compensation Committee reviews and recommends the compensation arrangements for the executive officers of the Company and administers the Company's stock option and stock purchase plans. The members of the Compensation Committee are Robert C. Harris, Jr., Gerald F. Chew and Kenneth R. Miller.

Section 16 (a) Beneficial Ownership Reporting Compliance

     The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

Item 11:  Executive Compensation


Report of the Compensation Committee

     The Company's compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors which is composed of two non-employee directors and one-employee director. The compensation of the Chairman, Chief Executive Officer (CEO) and the President and Chief Operating Officer (COO) is determined by Compensation Committee. The Chairman and the CEO had variable components to their compensation in the past financial year based on certain performance criteria. With respect to compensation for executive officers other than the Chairman, the CEO or the President and COO, the Board of Directors reviews a compensation proposal prepared by the CEO and the President and COO, and approved by the Compensation Committee.

Objectives

     The primary objectives of the Company's executive compensation program are to enable the Company to attract, motivate and retain outstanding individuals and to align their success with that of the Company's shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of compensation paid to an individual is based on the individual's overall experience, responsibility and performance. The Company's executive compensation program consists of a base salary, performance bonuses and stock options. The Company furnishes other benefits to certain of its officers and other employees.

Chief Executive Officers and Executive Officers

     There are currently 15 executive officers of the Company. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.

Employment Agreements

     The Company has entered into employment agreements with each of its Named Executive Officers (as hereinafter defined), providing for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.

Termination Arrangements

     The Company may terminate any of its officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and a lump sum termination payment equal to their base annual salary. Any officer may terminate their employment with the Company at any time by giving four weeks written notice to the Board of Directors of the Company. In the event of a takeover or change of control of the Company, any officer of the Company may elect to terminate their employment and receive, in addition to compensation earned to the date of his termination, a lump sum payment equal to their annual base salary. If an officer is terminated by the Company within two years after such takeover or change in control, such officer is also entitled to compensation earned to the date of termination and a lump-sum payment equal to his annual base salary.

Pension Arrangements

     The Company and its subsidiaries do not have any pension arrangements in place for the Named Executive Officers or any other officers.

Summary Compensation Table

The following table sets forth all compensation paid in respect of the individuals who were at any time during the 1998, 1997 and 1996 financial years of the Company, Chief Executive Officers of the Company or its subsidiaries and the four most highly compensated executive officers among the Company and its subsidiaries (collectively "Named Executive Officers"):

--------------------------------------------------- --------------- -----------------------------------------  ---------------------
                                                                          Annual Compensation (in $Cdn)              Long Term
                                                                    -----------------------------------------   Compensation Awards
                                                                                                                --------------------
                                                                                                  Other Annual
                                                     Years Ending       Salary        Bonus       Compensation     Securities Under
Name and Principal Position                          December 31         ($)           ($)            ($)            Options (#)
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Kenneth R. Miller                                        1998          180,632           Nil          N/A              150,000
Chief Executive Officer                                  1997          115,436           Nil          N/A                7,500
                                                         1996          106,242           Nil          N/A               65,000
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Erik Dysthe                                              1998          178,959           Nil          N/A               50,000
Chairman of the Board                                    1997          115,008         4,370          N/A                7,500
                                                         1996          114,036           Nil          N/A               10,000
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Robert Campbell(1)                                       1998          135,000       106,532          N/A               35,000
Vice President, Telecommunications/Cable                 1997          135,000        94,162          N/A                5,000
                                                         1996           67,286       130,000          N/A               25,000
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Glenn Y. Kumoi(2)                                        1998          258,359           Nil          N/A                5,000
General Counsel                                          1997          192,686           Nil          N/A                4,000
                                                         1996           28,752           Nil          N/A                7,500
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Douglas Engerman(3)                                      1998          201,029     186,882(4)         N/A               30,000
Vice President, Utilities                                1997           94,065     208,395(5)         N/A                  Nil
--------------------------------------------------- --------------- -------------- ------------- -------------- --------------------

Notes:

(1)      Mr. Campbell joined the Company in February 1996.
(2)      Mr. Kumoi joined the Company in October 1996.
(3)      Mr. Engerman joined the Company in July 1997.
(4)(5) Non-recurring bonus paid to Mr. Engerman in connection with the Company's acquisition of Alliance Systems, Incorporated.

Stock Options

The following table sets forth stock options granted by the Company during the financial year ended December 31, 1998 to any of the Named Executive Officers:

Option Grants During the Financial Year Ended December 31, 1998\

------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
                                                                                                  Market Value of
                                                                % of Total                          Securities
                                                              Options Granted                       Underlying
                                              Securities       to employees      Exercise of      Options on the
                                             Under Options     in Financial      Base Price        Date of Grant
Name                                          Granted (#)          Year         ($/Security)       ($/Security)     Expiration Date
------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
Kenneth R. Miller                                75,000            9.6%            $15.50             $15.50        September 16,
Chief Executive Officer                          75,000            9.6%            $20.00             $20.00        2003
                                                                                                                    October 27, 2003
------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
Erik Dysthe                                      50,000            6.4%            $15.50             $15.50        September 16,
Chairman of the Board                                                                                               2003

------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
Robert Campbell                                  35,000            4.5%            $20.00             $20.00        February 28,
Vice President, Telecommunications/Cable                                                                            2003

------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
Glenn Y. Kumoi                                    5,000            0.6%            $15.50             $15.50        September 16,
General Counsel                                                                                                     2003

------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------
Douglas Engerman                                 30,000            3.9%            $15.50             $15.50        September 16,
Vice President, Utilities                                                                                           2003

------------------------------------------- ----------------- ---------------- ---------------- ------------------- ----------------


The following table sets forth details of each exercise of stock options during the financial year ended December 31, 1998 by any of the Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis:


 Aggregated Options Exercised During the Financial Year Ended December 31, 1998
                      And Financial Year-End Option Values


---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
                    Name                         Securities       Aggregate     Unexercised Options    Value of Unexercised in the
                                                Acquired on    Value Realized      At FY-End (#)         Money-Options at FY-End
                                                Exercise (#)         ($)           Exercisable/             ($) Exercisable/
                                                                                   Unexercisable            Unexercisable (1)
---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
Kenneth R. Miller                              Nil             Nil              98,333               $1,220,266 (exercisable)
Chief Executive Officer                                                         (exercisable)        $1,161,284 (unexercisable)
                                                                                124,167(unexercisable)

---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
Erik Dysthe                                    Nil             Nil              49,530               $604,460   (exercisable)
Chairman of the Board                                                           (exercisable)        $361,371   (unexercisable)
                                                                                30,002
                                                                                (unexercisable)

---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
Robert Campbell                                Nil             Nil              28,194               $447,163 (exercisable)
Vice President, Telecommunications/Cable                                        (exercisable)        $273,337 (unexercisable)
                                                                                36,806
                                                                                (unexercisable)

---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
Glenn Y. Kumoi                                 Nil             Nil              7,624 (exercisable)  $75,597 (exercisable)
General Counsel                                                                 8,876                $91,653 (unexercisable)
                                                                                (unexercisable)

---------------------------------------------- --------------- ---------------- -------------------- -------------------------------
Douglas Engerman                               Nil             Nil              0 (exercisable)      $0       (exercisable)
Vice President, Utilities                                                       30,000               $360,000 (unexercisable)
                                                                                (unexercisable)

---------------------------------------------- --------------- ---------------- -------------------- -------------------------------

(1)  Based on TSE closing price of $27.50 on December 31, 1998.


Compensation of Directors

     In November 1998 the Company commenced paying its outside directors a meeting stipend of US$2,500 for each board meeting they attended in person and US$1,000 for certain committee meetings. During the financial year ended
December 31, 1998, the directors of the Company received aggregate cash compensation of $24,134 for their services. The Directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as Directors.

     Directors were also eligible to receive stock options issued pursuant to the Company's Stock Option Plan and in accordance with rules and policies of The Toronto Stock Exchange. On February 26, 1998, one Director was granted 30,000 stock options vesting over three years at an exercise price of $20.00 and five Directors were each granted 3,000 stock options with immediate vesting at an exercise price of $20.00. On September 17, 1998 three Directors were each granted 3,000 stock options vesting over two years at an exercise price of $15.50. These stock options are subject to the grantee being a Director on the date of vesting.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 1998, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                     Number of Shares      % of total Shares
Directors, Named Executive Officers and 5% Shareholders(1)             Beneficially              Owned
                                                                         Owned(2)
------------------------------------------------------------------ ---------------------  ---------------------
Erik Dysthe(3)............................................                531,526                 7.6
Kenneth R. Miller(4)......................................                381,164                 5.5
Robert Campbell(5)........................................                 40,983                   *
Glenn Y. Kumoi(6).........................................                  8,263                   *
Douglas Engerman..........................................                 43,262                   *
Gerald F. Chew(7).........................................                 30,032                   *
Bruno Ducharme(8).........................................                 18,000                   *
Robert C. Harris, Jr. (9).................................                 51,413                   *
Terrence P. McGarty(10)....................................                19,170                   *
Marc Rochefort(11).........................................                11,755                   *
John T. McLennan(12)..........................................             10,000                   *
All Directors, Named Executive Officers and Officers as               -------------
  a group (20 persons) (13)...............................              1,901,313

------------------

*    Represents beneficial ownership of less than 1% of the Common Shares.

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 1997, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Shares outstanding as of December 31, 1996.

(3) Includes 389,498 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 52,864 Common Shares exercisable within 60 days after December 31, 1998 held by Mr. Dysthe individually.

(4) Includes options to purchase 106,110 Common Shares exercisable within 60 days after December 31, 1998.

(5) Includes options to purchase 30,805 Common Shares exercisable within 60 days after December 31, 1998.

(6) Represents options to purchase 8,263 Common Shares exercisable within 60 days after December 31, 1998.

(7) Represents options to purchase 30,032 Common Shares exercisable within 60 days of December 31, 1998.

(8) Represents options to purchase 18,000 Common Shares exercisable within 60 days after December 31, 1998.

(9) Includes options to purchase 33,000 Common Shares exercisable within 60 days after December 31, 1998.

(10) Includes options to purchase 1,170 Common Shares held by The Telmarc Group Inc. and options to purchase 10,375 Common Shares exercisable within 60 days after December 31, 1998.

(11) Includes options to purchase 10,375 Common Shares exercisable within 60 days after December 31, 1998.

(12) Represents options to purchase 10,000 Common Shares exercisable within 60 days after December 31, 1998.

(13) Includes options to purchase an aggregate of 440,373 Common Shares exercisable within 60 days after December 31, 1998

Item 13:  Certain Relationships and Related Transactions

     In April 1996, the Company entered into employment agreements with Erik Dysthe, the Company's Chairman, and Kenneth R. Miller, the Company's Chief Executive Officer. See Item 11 - "Executive Compensation".

     The Company has granted options to certain of its directors and executive officers. See Item 11 - "Executive Compensation".

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

     3.  Exhibits:

         The following Exhibits are filed as part of this report:

Exhibit
Number         Exhibit Description
--------       -------------------

   t2.1 Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman (previously filed as Exhibit 2.2)

   *3.1        Articles of Incorporation of the Company

   *3.2        Articles of Amendments of the Company

   *3.3        By-laws of the Company

   *4.1        Form of Common Share Certificate

tt*10.1        1996 Stock Option Plan

 tt10.2        1997 Stock Option Plan

 tt10.3        1998 Stock Option Plan

tt*10.4        Stock Purchase Plan (previously filed as Exhibit 10.2)

 tt10.5        1998 Stock Purchase Plan

  *10.6 Form of Indemnification Agreement between the Company and certain officers of the Company (previously filed as Exhibit 10.4)

  *10.7 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc. (previously filed as Exhibit 10.8)

  *10.8 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd. (previously filed as Exhibit 10.9)

tt*10.9 Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)

tt*10.10 Employment Agreement dated July 1, 1995 between the Company and Kenneth R. Miller (previously filed as Exhibit 10.19)

   10.11 Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

  *10.12 Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent amendments (previously filed as Exhibit 10.23)

  *10.13 Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited (previously filed as Exhibit 10.25)

    11.1       Computation of Earnings Per Common Share.

   *21.1       List of the Company's Subsidiaries.

    23.1       Consent of Deloitte & Touche LLP.

---------------------

* Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

tt This document has been identified as a management contract or compensatory plan or arrangement.

t Previously filed as an exhibit to Registrant's Registration Statement on Form F-4

(b)  Reports on Form 8-K
     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31,1999.

                                  MDSI MOBILE DATA SOLUTIONS INC.


                                  By: /s/ KENNETH R. MILLER
                                      ----------------------------------------
                                      Kenneth R. Miller, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.


          Signature                                          Title                                   Date
/s/ KENNETH R. MILLER
-------------------------------------    Chief Executive Officer and Director (Principal           March 31, 1999
Kenneth R. Miller                          Executive Officer)


/s/ VERNE D. PECHO
-------------------------------------    Vice President - Finance and Administration and Chief
Verne D. Pecho                            Financial Officer (Principal Financial and Accounting    March 31, 1999
                                          Officer)


/s/ ERIK DYSTHE
-------------------------------------    Chairman of the Board and Director                        March 31, 1999
Erik Dysthe


/s/ GERALD F. CHEW
-------------------------------------    Director
Gerald F. Chew                           (Authorized U.S. Representative)                          March 31, 1999


/s/ BRUNO DUCHARME
-------------------------------------    Director                                                  March 31, 1999
Bruno Ducharme


/s/ ROBERT C. HARRIS, JR.
-------------------------------------    Director                                                  March 31, 1999
Robert C. Harris, Jr.


/s/ TERRENCE P. MCGARTY
-------------------------------------    Director                                                  March 31, 1999
Terrence P. McGarty


/s/ MARC ROCHEFORT
-------------------------------------    Director                                                  March 31, 1999
Marc Rochefort


/s/ JOHN T. MCLENNAN
-------------------------------------    Director                                                  March 31, 1999
John T. McLennan


                         MDSI MOBILE DATA SOLUTIONS INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Auditors.............................................  F-2


Consolidated Balance Sheets................................................  F-3


Consolidated Statements of Operations......................................  F-4


Consolidated Statements of Changes in Stockholders' Equity.................  F-5


Consolidated Statements of Cash Flows......................................  F-6


Notes to the Consolidated Financial Statements.............................  F-8

Report of Independent Auditors


To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.


We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.





/s/ DELOITTE & TOUCHE LLP
Chartered Accountants
Vancouver, British Columbia
February 25, 1999

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)


                                                                                       At December 31,
                                                                   ------------------------------------------------
                                                                           1998                       1997
                                                                   ----------------------     ---------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                        $    6,136,711           $       110,117
      Accounts receivable, net
         Trade                                                             18,776,551                15,256,202
         Unbilled                                                          12,778,398                 9,604,060
      Work in progress                                                      1,377,228                 1,451,662
      Prepaid expenses                                                      3,863,738                 1,647,748
      Deferred income taxes (Note 8)                                        1,220,350                 2,096,544
      Current portion of lease receivable (Note 3)                            560,478
                                                                                                              -
                                                                   ----------------------     ---------------------
                                                                           44,713,454                30,166,333

LEASE RECEIVABLE (Note 3)                                                     845,889
                                                                                                              -
CAPITAL ASSETS, NET (Note 4)                                                5,687,543                 4,291,755
INTANGIBLE ASSETS, NET (Note 5)                                             5,321,470                 6,185,926
                                                                   ----------------------     ---------------------

TOTAL ASSETS                                                             $ 56,568,356              $ 40,644,014
                                                                   ======================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                 $    7,698,324            $    3,936,501
      Accrued liabilities                                                   4,080,392                 6,488,755
      Income taxes payable (Note 8)                                         2,442,571                 1,864,662
      Deferred revenue                                                      8,370,664                 3,985,261
      Current portion of long-term debt (Note 6)                              377,332                   215,454
      Current obligations under capital lease (Note 10)                       872,917
                                                                                                         20,621
                                                                   ----------------------     ---------------------
                                                                           23,842,200                16,511,254

OBLIGATIONS UNDER CAPITAL LEASES (Note 10)                                  1,907,037
                                                                                                              -
LONG-TERM DEBT (Note 6)                                                                                 296,324
                                                                                    -
                                                                   ----------------------     ---------------------
TOTAL LIABILITIES                                                          25,749,237                16,807,578
                                                                   ----------------------     ---------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY Common stock (Note 7)
      Authorized:
        Unlimited common shares with no par value Issued:
        1998: 6,562,088 shares;  1997:  6,459,725 shares                   44,637,778                43,154,039
      Treasury stock (13,475 shares)                                         (122,743)                 (122,743)
      Deficit                                                             (13,695,916)              (19,194,860)
                                                                   ----------------------
                                                                                              ---------------------
                                                                           30,819,119                23,836,436
                                                                   ----------------------     ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 56,568,356              $ 40,644,014
                                                                   ======================     =====================


MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)



                                                                                Years ended December 31,
                                                          ------------------------------------------------------------------
                                                                  1998                        1997                   1996
                                                          ---------------------   --------------------   -------------------
REVENUE
   Software and services                                     $ 47,497,292                $ 39,358,386          $ 18,387,600
   Terminals and infrastructure                                 8,385,099                  10,645,596             8,708,078
   Third party products and services                           19,513,884                  16,676,557            15,227,463
   Maintenance and support                                      7,986,579                   3,599,640             2,819,429
                                                          ---------------------   --------------------   -------------------
                                                               83,382,854                  70,280,179            45,142,570

DIRECT COSTS  (Note 14)                                        44,589,107                  43,358,975            28,320,887
                                                          ---------------------   --------------------   -------------------
GROSS PROFIT                                                   38,793,747                  26,921,204            16,821,683
                                                          ---------------------   --------------------   -------------------
OPERATING EXPENSES
   Research and development                                     9,894,101                   6,539,841             4,356,884
   Sales and marketing                                         13,422,494                  12,070,517             5,688,455
   General and administrative                                   6,686,231                   6,088,499             3,124,748
   Amortization of intangible assets                              864,456                     837,163               331,411
   Restructuring costs (Note 14)                                        -                   1,145,152                     -
   Acquired research and development                                    -                  10,002,982             8,523,363
                                                          ---------------------   --------------------   -------------------
                                                               30,867,282                  36,684,154            22,024,861
                                                          ---------------------   --------------------   -------------------
OPERATING INCOME (LOSS)                                         7,926,465                  (9,762,950)           (5,203,178)

OTHER INCOME                                                      162,371                     535,089               113,664
                                                          ---------------------   --------------------   -------------------
INCOME (LOSS) BEFORE TAX PROVISION                              8,088,836                  (9,227,861)           (5,089,514)

PROVISION FOR INCOME TAXES (Note 8)                            (2,589,892)                 (2,319,175)             (924,615)
                                                          ---------------------   --------------------   -------------------

NET INCOME (LOSS) FOR THE YEAR                            $     5,498,944               $ (11,547,036)         $ (6,014,129)
                                                          =====================   ====================   ===================
EARNINGS (LOSS) PER COMMON SHARE
    Basic                                                 $          0.85               $       (1.84)         $      (1.24)
                                                          =====================    ====================  ===================
    Diluted                                               $          0.82               $       (1.84)         $      (1.24)
                                                          =====================   ====================   ===================
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                       6,504,188                   6,261,001             4,855,479
                                                          =====================   ====================   ===================
    Diluted                                                     6,722,823                   6,261,001             4,855,479
                                                          =====================   ====================   ===================


MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)



                                            Common Stock
                                  ---------------------------------    Special         Treasury
                                      Shares           Amount          Warrants          Stock          Deficit           Total
                                  --------------- -----------------  -------------   -------------  --------------  ----------------

Balance, January 1, 1996           3,988,387      $  2,315,000      $         -      $  (122,743)    $ (1,633,695)   $     558,562

 Issued on exercise of
   stock options                      19,890           210,117                -               -                 -          210,117
 Issue of specia
   warrants (Note 7)                                                  3,925,100               -                 -        3,925,100
 Issued on conversion
   of debentures                     144,754           797,000                -               -                 -          797,000
 Issued on conversion
   of notes payable                   55,263           882,753                -               -                 -          882,753
 Issued on public
   offering (Note 7)               1,495,000        26,476,306                -               -                 -       26,476,306
 Net loss for the year                     -                 -                -               -        (6,014,129)      (6,014,129)
                                  --------------- -----------------  -------------   -------------  --------------  ----------------
Balance, December 31, 1996         5,703,294        30,681,176        3,925,100        (122,743)       (7,647,824)      26,835,709

 Issued on exercise of
   stock options                     107,010         1,275,842                -               -                 -        1,275,842
 Issued under Stock
   Purchase Plan                      21,671           343,843                -               -                 -          343,843
 Issued on acquisition of
   Alliance (Note 2)                 347,750         6,928,078                -               -                 -        6,928,078
 Issued on conversion of
   special warrants (Note 7)         280,000         3,925,100       (3,925,100)              -                 -                -
Net loss for the year                      -                 -                -               -       (11,547,036)     (11,547,036)
                                  --------------- -----------------  -------------   -------------  --------------  ----------------

Balance, December 31, 1997         6,459,725        43,154,039                -        (122,743)      (19,194,860)      23,836,436

 Issued on exercise of
  stock options                       32,844           448,944                -               -                 -          448,944
 Issued under Stock
  Purchase Plan (Note 7)              17,919           303,395                -               -                 -          303,395
 Issued on conversion of
  warrants (Note 7)                   51,600           731,400                -               -                 -          731,400
 Net income for the year                   -                 -                -               -         5,498,944        5,498,944
                                  --------------- -----------------  -------------   -------------  --------------  ----------------

Balance, December 31, 1998         6,562,088      $ 44,637,778      $         -      $ (122,743)     $(13,695,916)    $ 30,819,119
                                  =============== =================  =============   =============  ==============  ================


MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)


                                                                                   Years ended December 31,
                                                              -----------------------------------------------------------------
                                                                       1998                   1997                  1996
                                                              ---------------------   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the year                                  $    5,498,944       $  (11,547,036)       $   (6,014,129)
  Items not affecting cash:
     Depreciation and amortization                                     2,237,201            2,478,332             1,031,952
     Deferred income taxes                                               147,321              454,513               924,615
     Acquired research and development                                         -           10,002,982             8,523,363
     Changes in non-cash operating working
       capital items (Note 12)                                        (1,997,751)         (14,847,491)           (6,141,234)
                                                              ---------------------   -------------------   -------------------

  Net cash provided by (used in) operating activities                  5,885,715          (13,458,700)           (1,675,433)
                                                              ---------------------   -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common shares                                            1,483,739            1,619,685            26,686,423

  Repayment of long-term debt                                           (134,446)          (3,295,398)             (346,200)
  Repayment of notes payable                                                   -             (428,424)           (8,214,874)
  Proceeds from special warrants                                               -                    -             3,925,100
  Proceeds from (repayment of) capital leases                          1,560,119              (53,856)              (46,519)
                                                              ---------------------   -------------------   -------------------
  Net cash provided by (used in) financing activities                  2,909,412           (2,157,943)           22,003,930
                                                              ---------------------   -------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of MDSI UK                                                       -                    -            (1,089,973)
  Acquisition of Alliance                                                      -           (1,892,426)                    -
  Acquisition of capital assets                                       (2,768,533)          (2,587,833)             (953,304)
                                                              ---------------------   -------------------   -------------------
  Net cash used in investing activities                               (2,768,533)          (4,480,259)           (2,043,277)
                                                              ---------------------   -------------------   -------------------
NET CASH INFLOW (OUTFLOW)                                              6,026,594          (20,096,902)           18,285,220
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             110,117           20,207,019             1,921,799
                                                              ---------------------   -------------------   -------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 6,136,711              110,117            20,207,019
                                                              =====================   ===================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                                      $      140,475       $      182,513        $       93,648
  Cash receipts for interest                                      $      147,420       $      344,697        $           -
  Cash payments for taxes                                         $      224,667       $      417,701        $       10,227
                                                              =====================   ===================   ===================



                        MDSI MOBILE DATA SOLUTIONS INC.
                     Consolidated Statements of Cash Flows
                        (Expressed in Canadian dollars)


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1998, the Company leased certain computer equipment to a customer. The transaction was accounted for as a sales-type lease with a discounted present value of $1,406,367 at December 31,1998. The equipment purchase was financed by capital lease, which had a balance of $1,199,214 at December 31, 1998.

During the year ended December 31, 1997, the Company issued 280,000 common shares and 280,000 common share purchase warrants on the exercise of 280,000 special warrants without additional consideration.

Also, during the year ended December 31, 1997, the Company acquired all of the issued and outstanding shares of Alliance Systems, Incorporated ("Alliance") for $9,116,828. Consideration consisted of 347,750 common shares of the Company and payments of $2,188,750, including cash of $1,892,426 (US$1,367,869) and unsecured promissory notes for $296,324 (US$214,219)

During the year ended December 31, 1996, the Company acquired all of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. (formerly Spectronics Micro Systems Limited - "MDSI UK") for $10,616,023. Consideration consisted of cash payments of $1,089,973 and convertible loan notes in the amount of $9,526,050.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


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

     (e)  Work in progress

          Work in progress is valued at the lower of cost and net realizable value. Cost is determined on a first-in first-out basis and generally consists of raw materials and direct labor. Net realizable value is based on the estimated selling price after allowing for all future costs of completion and disposal.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  Capital assets

          Capital assets are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

            Computer hardware and software        30% declining balance
            Plant and equipment                   15% declining balance
            Furniture and fixtures                20% declining balance
            Leasehold improvements                lesser of lease term or useful
                                                    life, generally five years

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

     (h)  Foreign exchange

          The accounts of the Company and its foreign subsidiaries are expressed in Canadian dollars, its functional currency. Monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses relating to current monetary items and revenue and expenses denominated in foreign currencies are included in income.

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

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j) Earnings (loss) per common share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, Primary earnings per share is replaced by Basic earnings per share which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of Diluted earnings per share which includes the potential dilution that could occur if common stock equivalents or other potentially dilutive securities were exercised or converted into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

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

     (l)  Derivatives

          From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. The Company was not engaged in any forward contracts at December 31, 1998.

     (m)  Stock -based compensation

          The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price at the date granted for all common stock options. As December 31, 1998, no compensation cost has been recorded for any period under this method.

          The following pro forma financial information presents the net loss for the year and loss per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.


                                                               1998               1997               1996
                                                        -----------------  ------------------ ------------------
          Net income (loss) for the year                   $ 2,130,833       $ (13,258,031)      $ (6,746,740)
                                                        =================  ================== ==================
          Diluted income (loss) per common share           $      0.32       $       (2.12)      $      (1.39)
                                                        =================  ================== ==================


                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (m)  Stock -based compensation (Continued)

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $3,368,111 would have been recorded for the year ended December 31, 1998 (1997 - $1,710,995 and 1996 - $732,611, respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of three years, a weighted average annualized volatility of the Company's share price of 56.03% (1997 - 43.93% and 1996 - 30.74% respectively) and a weighted average annualized risk free interest rate at 5.00% (1997 - 5.00% and 1996 - 5.46%
          respectively).

     (n)  Recent pronouncements

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. As the Company's operations do not generate any other comprehensive items, the adoption of this standard has no affect on the Company's financial statements.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 131 establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. The Company adopted SFAS 131 for the year ended December 31, 1997 (Note
          11).

          In October 1997, the American Institute of Certified Public Accountants issued a Statement of Position, Software Revenue Recognition (SOP 97-2), which provides guidance in applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted SOP-97-2 for the year ended December 31, 1997 and subsequent. The impact on the Company's financial statements is not material.

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

     (o)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


2)   ACQUISITIONS

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

          This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

          Estimated fair value of net assets acquired:

          Current assets                                       $ 1,737,363
          Capital assets                                         1,117,328
          Deferred income taxes                                  2,401,290
          Other assets                                              27,287
                                                             -----------------
                                                                 5,283,268
                                                             -----------------
          Current liabilities                                    6,833,045
          Long-term debt                                         3,111,690
                                                             -----------------
                                                                 9,944,735
                                                             -----------------
                                                                (4,661,467)
          Acquired research and development                     10,002,982
          Goodwill                                               3,775,313
                                                             -----------------
                                                               $ 9,116,828
                                                             =================

          The results of operations of Alliance have been consolidated from April 17, 1997.

     (b)  MDSI Mobile Data Solutions (UK) Ltd.

          On June 28, 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of MDSI Mobile Data Solutions (UK) Ltd. (formerly Spectronics Micro Systems Limited - "MDSI UK") for aggregate consideration of $10,616,023 including (pound)500,000 ($1,089,973) payable in cash on closing and secured convertible loan notes in the amount of (pound)4,500,000 ($9,526,050). MDSI UK is a supplier of wireless computer-aided dispatching systems for the taxi, courier, and transport markets in the United Kingdom, Europe, Middle East, Southeast Asia and Australia.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


2.   ACQUISITIONS (Continued)

     (b)  MDSI Mobile Data Solutions (UK) Ltd. (Continued)

          The acquisition has been accounted for using the purchase method and the purchase price has been allocated to the net estimated fair value of assets acquired as follows:

          Net estimated fair value of assets acquired:

          Current assets                                     $ 5,343,114
          Capital assets                                         547,081
                                                         -----------------
                                                               5,890,195
                                                         -----------------
          Current liabilities                                  7,205,980
                                                         -----------------
                                                              (1,315,785)
          Acquired research and development                    8,523,363
          Goodwill                                             3,408,445
                                                         -----------------
                                                             $10,616,023
                                                         =================


     The operations of MDSI UK have been consolidated from June 28, 1996.

     The secured convertible loan notes consisted of non-interest bearing Class A and B loan notes. The Class A loan notes, in the amount of (pound)3,870,940 were repaid December 4, 1996. The Class B loan notes in the amount of (pound)629,060 were discharged on the issue of 55,263 common shares on the conversion of notes in the amount of (pound)417,003 ($882,753) and the balance repaid during the year ended December 31, 1996.


3.   LEASE RECEIVABLE

     At December 31, future payments under customer sales-types leases are as follows:

                                                                    1998
                                                            --------------------

        Total lease payments due                              $   1,552,842
        Less: amount representing interest                         (146,475)
                                                            --------------------
        Present value of lease payments                           1,406,367
        less: current portion                                      (560,478)
                                                            --------------------
                                                              $     845,889
                                                            ====================

     The lease has an effective interest rate of 7.25% and is payable in equal monthly instalments over 36 months.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)

4.   CAPITAL ASSETS

                                                                1998                 1997
                                                       -------------------   ------------------
     Computer hardware and software                        $  8,038,184         $  5,262,667
     Plant and equipment                                        351,003              290,138
     Furniture and fixtures                                     829,935            1,040,859
     Vehicles                                                   139,048                    -
     Leasehold improvements                                     202,279              198,252
                                                       -------------------   ------------------
                                                              9,560,449            6,791,916
     Less: accumulated depreciation                          (3,872,906)          (2,500,161)
                                                       -------------------   ------------------
                                                           $  5,687,543         $  4,291,755
                                                       ===================   ==================


5.     INTANGIBLE ASSETS

                                                                1998                 1997
                                                       -------------------   ------------------
       Goodwill                                            $  7,183,758         $  7,183,758
       Less: accumulated amortization                        (1,862,288)            (997,832)
                                                       -------------------   ------------------
                                                           $  5,321,470         $  6,185,926
                                                       ===================   ==================

6.   LONG-TERM DEBT

                                                                1998                 1997
                                                       -------------------   ------------------
       Stockholders (i)                                    $     72,800          $   215,454
       Promissory notes (ii)                                    304,532              296,324
                                                       -------------------   ------------------

                                                                377,332              511,778
       Less: current portion                                   (377,332)            (215,454)
                                                       -------------------   ------------------
                                                           $          -          $   296,324
                                                       ===================   ==================

     (i)  Stockholders

          The amounts owing to stockholders are unsecured, non-interest bearing and without specific terms for repayment.

     (ii) Promissory notes

          The Company issued promissory notes in the amount of US$214,219 as part of the Alliance acquisition (Note 2 (a)) to former stockholders of Alliance. The promissory notes are unsecured, bear interest at the rate of 6.07% and matured January 1, 1999. The promissory notes have been paid, subsequently.

7.   STOCKHOLDERS' EQUITY

(a)  Stock options

     The Company adopted its Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value of the common shares at the time the options are granted. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 1,850,000 common shares. Information regarding the Company's stock options is as follows:

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


7.   STOCKHOLDERS' EQUITY (Continued)

                                                                                                           Weighted
                                                                                          Number of        Average
                                                                                           Shares           Price
                                                                                      ----------------   -----------
     Outstanding at January 1, 1996                                                        228,603          11.13

     Granted                                                                               441,500          14.18
     Exercised                                                                             (19,890)         10.54
     Cancelled                                                                             (25,214)         11.75
                                                                                      ----------------
     Outstanding at December 31, 1996                                                      624,999          13.29

     Granted                                                                               514,000          23.46
     Exercised                                                                            (107,010)         11.92
     Cancelled                                                                             (53,471)         18.25
                                                                                      ----------------
     Outstanding at December 31, 1997                                                      978,518          18.48

     Granted                                                                             1,112,750          16.56
     Exercised                                                                             (32,844)         13.78
     Cancelled                                                                            (403,218)         23.67

                                                                                      ================
     Outstanding at December 31, 1998                                                    1,655,206          16.01
                                                                                      ================



The following table summarizes information concerning options outstanding at December 31, 1998:


                                 Options Outstanding                               Options Excersable
                       --------------------------------------------------       ---------------------------
                                                 Weighted
                          Number                  Average                          Number
                       Outstanding               Remaining       Weighted        Exercisable      Weighted
                           as of                Contractual       Average          as of          Average
   Range of              December                  Life           Exercise        December        Exercise
Exercise Prices           31,998                 (months)          Price          31, 1998          Price
---------------       -------------             ------------     ----------      ------------     ---------
$10.38-$15.50            1,268,306                 20.04          $14.72           522,321         $13.69
$16.00-$20.00              276,900                 32.50           19.39            29,103          17.03
$21.00-$25.00              110,000                 20.67           22.38            66,944          22.60
                      -------------             ------------     ----------      ------------     ---------
                         1,655,206                 22.69          $16.01           618,368         $14.81
                      =============             ============     ==========      ============     =========



At December 31,1997 and 1996, 414,547 and 218,499 options were exercisable at a weighted average exercise price of $13.15 and $11.55 respectively.

     (b)  Stock purchase plan

          The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $10,000 for each employee per year. The subscription price of common shares purchased under the Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. The Company has reserved 100,000 common shares for issuance pursuant to the Stock Purchase Plan. During the year ended December 31, 1998, 17,919 common shares were issued under this Plan.

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


7.   STOCKHOLDERS' EQUITY (Continued)

     (c)  Special warrants and share purchase warrants

          In June 1996, the Company issued 280,000 special warrants through a private placement for net proceeds of $3,925,100 (net of issue costs of $30,000). Each special warrant was exchangeable, without further payment or additional consideration, into one common share and one share purchase warrant. During the year ended December 31, 1997, 280,000 common shares and 280,000 share purchase warrants were issued on the conversion of special warrants. During the year ended December 31, 1998, 258,000 share purchase warrants were exercised to purchase 51,600 common shares for proceeds of $731,400.

     (d)  Stock transactions

          On December 2, 1996, the Company completed a public offering for the sale and issue of 1,495,000 common shares at a price of $20.10 (US$14.875) per share for net proceeds of $26,476,306 (net of offering costs of $3,573,194).

     (e)  Alliance employee stock ownership plan

          Prior to the Company's acquisition of Alliance, the Alliance employees participated in an employee stock ownership plan (the ESOP). Upon the Company's acquisition of Alliance (Note 2(a)), the remaining unallocated shares held by the ESOP were allocated to employees. At December 31, 1998, 99,079 shares of the Company were held by the ESOP of which 99,079 will vest on July 1, 1999.

     (f)  Shareholder rights plan

          On December 17, 1998, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan, similar to those adopted by other Canadian companies, subject to shareholder approval at the next annual general meeting of the Company, scheduled to be held on May 6, 1999. Under the terms of the Plan, rights are attached to the common shares of the Company. These rights become marketable and exercisable only after certain specified events related to the acquisition of, or announcement of an intention to acquire 20% or more of the outstanding common shares of the Company.

8.   INCOME TAXES

     The provision for income taxes consists of the following:


                                                                   1998                1997               1996
                                                             -----------------   -----------------  -----------------
       Current:
         Canada                                                 $ (1,872,670)       $ (1,945,359)       $         -
         United States                                              (471,015)            107,146                  -
         United Kingdom                                                    -             254,821                  -
         Other                                                       (98,886)           (281,270)
                                                             -----------------   -----------------  -----------------
           Total current provision for income taxes               (2,442,571)         (1,864,662)                 -
                                                             -----------------   -----------------  -----------------
       Deferred:
         Canada                                                      594,237                   -         (1,334,615)
         United States                                              (464,974)           (960,252)           160,000
         United Kingdom                                             (261,546)            452,542            250,000
         Other                                                       (15,038)             53,197                  -
                                                             -----------------   -----------------  -----------------
          Total deferred provision for income taxes                 (147,321)           (454,513)          (924,615)
                                                             -----------------   -----------------  -----------------
       Provision for income taxes                               $ (2,589,892)       $ (2,319,175)       $  (924,615)
                                                             =================   =================  =================

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)



The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the loss before tax provision due to the following:


                                                                   1998               1997               1996
                                                             -----------------  -----------------  -----------------
       Statutory tax rate                                               45.0%             45.0%              45.0%

       (Provision for) Recovery of income taxes computed
          at statutory rate                                     $ (3,639,976)     $  4,152,381       $  2,290,281
       Tax losses and (benefits) not recognized in the period
         that the benefit arose                                      808,111        (1,238,564)           769,752
       Lower effective rate on earnings of foreign
         subsidiaries                                                706,309          (186,071)                 -
       Acquired research and development costs not
         deductible for tax purposes                                       -        (4,501,342)        (3,835,513)
       Amortization of intangibles not deductible for tax
         purposes                                                   (389,005)         (376,724)          (149,135)
       Other permanent differences                                   (75,331)         (168,855)                 -
                                                             -----------------  -----------------  -----------------
       Provision for income taxes                               $ (2,589,892)     $ (2,319,175)      $   (924,615)
                                                             =================  =================  =================

     The principal components of the deferred portion of the provision for income taxes are as follows:

                                                                   1998                1997               1996
                                                             -----------------   -----------------  -----------------
        Depreciation                                             $          -         $         -        $   (2,677)
        Research and development                                            -                   -           (19,627)
        Deferred revenue                                                    -             258,233          (308,553)
        Operating loss carry forwards                                (147,321)           (712,746)         (624,000)
        Other                                                               -                   -            30,242
                                                             -----------------   -----------------  -----------------
        Total deferred provision for income taxes                $   (147,321)        $  (454,513)       $ (924,615)
                                                             =================   =================  =================

     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                                                  1998               1997
                                           -----------------  -----------------
     Current
     Operating loss carry forwards         $   1,220,350        $ 2,096,544
                                          -----------------  -----------------
     Net current deferred tax asset        $   1,220,350        $ 2,096,544
                                           =================  =================

                                                 1998               1997
                                           -----------------  -----------------
     Non-current
     Depreciation                          $      40,271        $    60,406
     Operating loss carry forwards             1,314,131          4,460,628
     Other                                        (4,631)           (17,348)
                                           -----------------  -----------------
                                               1,349,771          4,503,686
     Less: valuation allowance                (1,349,771)        (4,503,686)
                                           -----------------  -----------------
     Net non-current deferred tax asset    $          -          $        -
                                           =================  =================

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)



8.   INCOME TAXES (Continued)

     During the year ended December 31, 1998, the Company concluded that tax benefits of $2,633,000 relating to previously disposed US operations would not be available to the Company in the future. The benefit of the losses and the related valuation allowance have been removed from the income tax reconciliations.

     At December 31, 1998, the Company has the following loss carry-forwards available for tax purposes:

     Country                              Amount                  Expiry
     -------                              ------                  ------

     Canada                            $1,300,000            2003 through 2004

     United Kingdom                    3,000,000 (pound)     unlimited


     The  loss   carry-forwards   in  Canada  are  subject  to  certain   annual
     restrictions.

9.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees of US$25,000 paid to a company controlled by a director during the year ended December 31,1997.

10.  COMMITMENTS AND CONTINGENCIES

     (a) Capital and operating leases

          At December  31,  1998,  future  minimum  payments  under  capital and
          non-cancellable   operating  leases  for  office  space  and  computer
          equipment are as follows:

                                                                    Capital             Operating
                                                                    leases               leases
                                                               ------------------   ------------------
  1999                                                              $  1,109,422         $  2,542,360
  2000                                                                 1,109,410            2,040,633
  2001                                                                   906,182            1,973,879
  2002                                                                    15,551            1,760,867
  2003                                                                     5,781            1,570,409
  Thereafter                                                                  -             7,590,000
                                                               ------------------   ------------------
  Total minimum lease payments                                         3,146,346         $ 17,478,148
                                                                                    ==================
  Less: amount representing interest                                    (366,392)
                                                               ------------------
  Present value of net minimum lease payments                          2,779,954
  Less: current portion                                                 (872,917)
                                                               ------------------
                                                                    $  1,907,037
                                                               ==================


          Rent expense for the year ended December 31, 1998 in respect of operating leases for office space was $2,728,233 (1997 - $1,583,767; 1996 - $658,765).

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


10.  COMMITMENTS AND CONTINGENCIES (Continued)

     (b)  Line and letters of credit

          The Company has an operating line of credit with a Canadian commercial bank to borrow up to $8,000,000 which bears interest at prime plus 0.5%. As at December 31,1998, the Company was not utilizing the operating line of credit. In addition, the Company has an irrevocable revolving letter of credit with the same bank in the amount of (pound)200,000. Subsequent to December 31, 1998 the Company has provided as performance bonds, an irrevocable revolving letter of credit in the amount of Belgian Franc 101,068,000 and a bank guarantee in the amount of Danish Kroner 9,740,000, both with same bank. The company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.

11.  SEGMENTED INFORMATION

     Segmented information

     In 1997, the Company adopted the Financial Accounting Standards Board statement No.131 (SFAS 131) requiring disclosure of a company's business segments. At the time of adoption, the Company had determined that it had only one reportable segment and therefore did not provide a detailed breakdown other than provided by its general purpose financial statements. In 1998, the Company has reassessed its position in regards to reportable segments and determined that it has two distinct segments based on the differing capabilities of the software and hardware platforms offered to customers. The following describes the reportable segments on which management bases its operating decisions and performance assessment.

     Field Service - Field Service comprises software and services designed to serve the mobile workforce management needs of industry and government. Examples include the utility, telecommunication and public safety industries.

     Delivery - The Delivery segment comprises software, hardware and services designed to serve providers of services to the general public for the movement of people and goods. Examples include the taxi, courier and roadside recovery industries.

     Business Segments

                                      Field
                                     Service         Delivery           Total
--------------------------------------------------------------------------------
1998

  Revenue                          $ 67,588,754    $15,794,100     $ 83,382,854
  Operating earnings                  9,051,802     (1,125,337)       7,926,465
  Depreciation & Amortization         1,298,480        938,721        2,237,201

  Assets                             44,018,594     12,549,762       56,568,356
  Capital Expenditures                2,607,807        160,726        2,768,533

1997
  Revenue                          $ 52,859,186    $17,420,993     $ 70,280,179

  Operating earnings                 (1,587,178)    (8,175,772)      (9,762,950)
  Depreciation & Amortization         1,628,683        849,650        2,478,332

  Assets                             27,064,461     13,579,553       40,644,014
  Capital Expenditures                2,059,685        528,148        2,587,833

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


11.  SEGMENTED INFORMATION (Continued)


Business Segments (continued)
                                      Field
                                     Service         Delivery           Total
--------------------------------------------------------------------------------
1996
  Revenue                          $ 31,923,675     $13,218,895     $45,142,570

Operating earnings                    3,320,636      (8,523,814)     (5,203,178)
  Depreciation & Amortization           638,801         393,148       1,031,952
  Assets                             34,920,694      10,651,064      45,571,758
  Capital Expenditures                  851,829         101,475         953,304


     Geographic information

     The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:


                               1998                             1997                           1996
                          -------------------------------- ------------------------------  ------------------------------
                                             Long-lived                      Long-lived                      Long-lived
                              Revenue          assets          Revenue         assets         Revenue          assets
                          --------------- ---------------- --------------- --------------  --------------  --------------

        Canada             $ 2,984,562      $ 3,429,687     $ 1,975,850      2,222,706     $   851,163        1,030,274
        United States       62,583,853        5,614,529      45,525,859      4,712,938      30,349,559          677,855
        Europe              14,806,724        2,752,711      18,134,893      3,527,130       9,672,356        3,767,411
        Asia                 2,657,917           44,385       2,112,136              -       4,269,492                -
        South America          349,798                -       2,531,441              -               -                -
        Other                        -           13,590               -         14,907               -                -
                          --------------- ---------------- --------------- --------------  --------------  --------------
                            83,382,854      $11,854,902      70,280,179     10,477,681      45,142,570        5,475,540
                          =============== ================ =============== ==============  ==============  ==============



     Long-lived assets consist of the lease receivable, capital and intangible assets.

     Major customers

     During the year ended December 31, 1998, the Company earned revenue from one customer of $6,129,753 (1997 one customer of $7,598,277; 1996 - one customer of $15,922,960).

                        MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996
                        (Expressed in Canadian dollars)


12.  CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                                   1998               1997               1996
                                                             -----------------  -----------------  ------------------
       Accounts receivable                                     $  (6,694,687)     $ (5,047,163)      $ (10,791,491)
       Work in progress                                               74,434            63,437             (68,240)
       Prepaid expenses                                           (2,215,990)       (1,499,151)              8,478
       Other                                                        (207,153)                -                   -
       Income taxes payable                                          577,909         1,864,662                   -
       Accounts payable and accrued liabilities                    2,082,333        (8,244,375)          3,847,758
       Deferred revenue                                            4,385,403        (1,984,901)            862,261
                                                             -----------------  -----------------  ------------------
                                                               $  (1,997,751)     $(14,847,491)      $  (6,141,234)
                                                             =================  =================  ==================


13.  FINANCIAL INSTRUMENTS

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


                                                            1998                         1997
                                             ------------------------------------  -------------------------------------
                                                 Carrying                              Carrying
                                                  amount           Fair value           amount            Fair value
                                             -----------------  -----------------  -----------------   -----------------
        Long-term debt:
          Stockholders                             $   72,800         $   72,800        $   215,454         $   215,454
          Promissory note                             304,532            295,229            296,324             277,717
                                             -----------------  -----------------  -----------------   -----------------
                                                  $   377,332        $   368,029        $   511,778         $   493,171
                                             =================  =================  =================   =================

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications, courier and taxi market sectors. However, as these customers are geographically dispersed and bad debts have not been significant, concentrations of credit risk are considered to be minimal.

14.  PROVISION FOR RESTRUCTURING AND CHANGES IN ESTIMATES TO COMPLETE

     During the year ended December 31, 1997, the Company recorded a one-time charge of $6,371,192, including $1,145,152 with respect to restructuring of certain operations and $5,226,040 due to a change in the estimates to complete certain contracts by its UK operations. These contracts were entered into by MDSI UK prior to the acquisition by the Company.

15.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company:

(a) Issued 575,000 common shares on an oversubscribed share offering for net proceeds of $14,735,937

(b) Provided as performance bonds, an irrevocable revolving letter of credit expiring May 28, 2001 in the amount Belgian Franc 101,068,000 ($4.2 million) and a bank guarantee expiring February 2, 2000 in the amount of Danish Kroner 9,740,000 ($2.2 million).

(c)  Sold  Belgian  Franc  134,400,000  ($5.6  million)  and  104,000,000  ($4.3 million) under forward contracts due December 14, 1999 and October 31, 2000, respectively.

(d) Sold Danish Kroner 5,000,000 ($1.1 million) under a forward contract due October 29, 1999.

                                   SCHEDULE II

                         MDSI MOBILE DATA SOLUTIONS INC.
                        Valuation and Qualifying Accounts
                         (Expressed in Canadian dollars)



                                                                                   Application/
                                                   Balance,         Additions        Write-off         Balance,
                                                  Beginning          During           During              End
                                                  of Period          Period          of Period         of Period
                                               ----------------  ---------------  ----------------  ----------------
Accumulated amortization of software
  Year ended December 31, 1998                   $          -      $         -      $          -       $         -
  Year ended December 31, 1997                         87,950           87,920          (175,870)                -
  Year ended December 31, 1996                              -           87,950                 -            87,950

Allowance for doubtful accounts
  Year ended December 31, 1998                   $    252,243      $         -      $    (30,009)      $   222,234
  Year ended December 31, 1997                         37,000          252,243           (37,000)          252,243
  Year ended December 31, 1996                        142,046           37,000          (142,046)           37,000

Accumulated depreciation of capital assets
  Year ended December 31, 1998                   $  2,500,161      $ 1,372,745      $          -       $ 3,872,906
  Year ended December 31, 1997                      1,128,000        1,372,161                 -         2,500,161
  Year ended December 31, 1996                        427,459          700,541                 -         1,128,000

Accumulated amortization of goodwill
  Year ended December 31, 1998                   $    997,832      $   864,456      $          -       $ 1,862,288
  Year ended December 31, 1997                        243,461          754,371                 -           997,832
  Year ended December 31, 1996                              -          243,461                 -           243,461

Deferred income tax valuation allowance
  Year ended December 31, 1998                   $  4,503,686      $         -      $ (3,153,915)      $ 1,349,771
  Year ended December 31, 1997                      3,070,673        2,485,470        (1,052,457)        4,503,686
  Year ended December 31, 1996                      3,667,500                -          (596,827)        3,070,673


Reserve for contracts
  Year ended December 31, 1998                   $  4,646,276      $         -      $ (4,646,276)      $         -
  Year ended December 31, 1997                         21,169        9,139,182        (4,514,075)        4,646,276
  Year ended December 31, 1996                              -        1,041,515        (1,020,346)           21,169


Exhibit
Number         Exhibit Description
--------       -------------------

   t2.1 Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman (previously filed as Exhibit 2.2)

   *3.1        Articles of Incorporation of the Company

   *3.2        Articles of Amendments of the Company

   *3.3        By-laws of the Company

   *4.1        Form of Common Share Certificate

tt*10.1        1996 Stock Option Plan

 tt10.2        1997 Stock Option Plan

 tt10.3        1998 Stock Option Plan

tt*10.4        Stock Purchase Plan (previously filed as Exhibit 10.2)

 tt10.5        1998 Stock Purchase Plan

  *10.6 Form of Indemnification Agreement between the Company and certain officers of the Company (previously filed as Exhibit 10.4)

  *10.7 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc. (previously filed as Exhibit 10.8)

  *10.8 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd. (previously filed as Exhibit 10.9)

tt*10.9 Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)

tt*10.10 Employment Agreement dated July 1, 1995 between the Company and Kenneth R. Miller (previously filed as Exhibit 10.19)

   10.11 Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

  *10.12 Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent amendments (previously filed as Exhibit 10.23)

  *10.13 Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited (previously filed as Exhibit 10.25)

    11.1  Computation of Earnings Per Common Share.

   *21.1  List of the Company's Subsidiaries.

    23.1  Consent of Deloitte & Touche LLP.

---------------------

* Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

tt This document has been identified as a management contract or compensatory plan or arrangement.

t Previously filed as an exhibit to Registrant's Registration Statement on Form F-4