Form 10-Q
period 1999-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1999-05-17
CIK 935497

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------- to -----------.


                         Commission file number 0-28968


                         MDSI MOBILE DATA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)


          CANADA                                       NOT APPLICABLE
(Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)


                              10271 Shellbridge Way
                           Richmond, British Columbia,
                                 Canada V6X 2W8
                                 (604) 207-6000
   (Address and telephone number of registrant's principal executive offices)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              The number of outstanding shares of the Registrant's common stock, no par value, at March 31, 1999 was 7,241,664.


================================================================================
                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 1999


                                                                                  Page

Part I -  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets ................................... 3

                    Consolidated Statements of Operations
                    and Deficit ................................................... 4

                    Consolidated Statements of Cash Flows ......................... 5

                    Notes to the Consolidated Financial Statements ................ 6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ........................... 9

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .....16

Part II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS .............................................17

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .....................17

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ...............................17

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........17

         ITEM 5.    OTHER INFORMATION .............................................17

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..............................17

SIGNATURES ........................................................................18


Part I -  Financial Information

          Item 1. Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)
                                  (Unaudited)



                                                                                          As at
                                                                         ----------------------------------------
                                                                              March 31,           December 31,
                                                                                1999                  1998
                                                                         ------------------    ------------------
                                                                                                     (Restated)
Assets
Current assets
     Cash and cash equivalents......................................           $23,260,398          $  6,136,711
     Accounts receivable, net
        Trade.......................................................            16,602,414            16,603,944
        Unbilled....................................................             8,106,288             7,789,586
     Prepaid expenses ..............................................             2,973,160             3,458,348
     Deferred income taxes..........................................               914,474             1,016,766
     Current portion of lease receivable............................               560,583               560,478
                                                                         ------------------    ------------------
                                                                                52,417,317            35,565,833
Lease receivable....................................................               642,424               845,889
Capital assets, net.................................................             5,734,395             5,137,296
Intangible assets, net..............................................             3,035,952             3,130,334
                                                                         ------------------    ------------------
                                                                                61,830,088            44,679,352
Assets of discontinued operations (note 4)..........................             6,935,990            11,889,004
                                                                         ------------------    ------------------
Total assets........................................................          $ 68,766,078          $ 56,568,356
                                                                         ==================    ==================

Liabilities and stockholders' equity
Current liabilities
     Accounts payable ..............................................           $ 3,947,957          $  7,140,470
     Accrued liabilities ...........................................             4,298,867             3,320,436
     Income Taxes Payable ..........................................             1,448,291             2,442,571
     Deferred revenue ..............................................             8,517,582             7,317,895
     Current portion of long-term debt .............................                72,800               377,332
     Current obligations under capital leases ......................             1,244,797               872,917
                                                                         ------------------    ------------------
                                                                                19,530,294            21,471,621
Obligations under capital leases....................................             2,526,105             1,907,037
Liabilities of discontinued operations (note 4).....................             4,627,341             2,370,579
                                                                         ------------------    ------------------
Total liabilities...................................................            26,683,740            25,749,237
                                                                         ------------------    ------------------
Stockholders' equity
     Common stock...................................................            60,846,289            44,637,778
     Treasury stock.................................................              (122,743)             (122,743)
     Deficit........................................................           (18,641,208)          (13,695,916)
                                                                         ------------------    ------------------
                                                                                42,082,338            30,819,119
                                                                         ------------------    ------------------
Total liabilities and stockholders' equity..........................          $ 68,766,078          $ 56,568,356
                                                                         ===================   ==================


                 See notes to consolidated financial statements
                                       -3-

                         MDSI MOBILE DATA SOLUTIONS INC.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (Unaudited)



                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     1999                  1998

                                                                              ------------------    ------------------
                                                                                                        (Restated)
Revenue
   Software and services................................................           $ 13,221,367          $  7,823,224
   Third party products and services....................................              4,086,021               867,846
   Maintenance and support..............................................              1,524,179             1,132,811
                                                                              ------------------    ------------------
                                                                                     18,831,567             9,823,881

Direct cost.............................................................              8,798,732             4,502,603
                                                                              ------------------   -------------------
Gross profit............................................................             10,032,835             5,321,278
                                                                              ------------------   -------------------
Operating expenses
   Research and development.............................................              2,439,547             1,653,078
   Sales and marketing..................................................              3,879,986             2,720,129
   General and administrative...........................................              2,036,620             1,122,727
   Amortization of intangible assets....................................                 94,383                94,383
                                                                              ------------------   -------------------
                                                                                      8,450,536             5,590,317
                                                                              ------------------   -------------------
Operating income (loss).................................................              1,582,299              (269,039)
Other income (expense)..................................................               (245,428)              177,441
                                                                              ------------------   -------------------
Income (loss) before tax provision......................................              1,336,871               (91,598)
Provision for income taxes..............................................               (429,376)               (1,341)
                                                                              ------------------   -------------------
Net income (loss) from continuing operations............................                907,495               (92,939)
Profit (loss) from discontinued operations (note 4).....................             (5,852,786)              169,201
                                                                              ------------------   -------------------
Net income (loss).......................................................             (4,945,291)               76,262
Deficit, beginning of period............................................            (13,695,916)          (19,194,860)
                                                                              ------------------   -------------------
Deficit, end of period..................................................          $ (18,641,207)         $(19,118,598)
                                                                              ==================   ===================
Earnings per Common Share
Earnings (loss) from continuing operations
  Basic.................................................................             $     0.13           $     (0.01)
                                                                              ==================   ===================
  Diluted...............................................................             $     0.12           $     (0.01)
                                                                              ==================   ===================
Net earnings (loss)
  Basic.................................................................             $    (0.70)           $     0.01
                                                                              ==================   ===================
  Diluted...............................................................             $    (0.70)           $     0.01
                                                                              ==================   ===================

Weighted average Common Shares outstanding
  Basic.................................................................              7,021,007             6,466,336
                                                                              ==================   ===================
  Diluted...............................................................              7,628,799             6,621,553
                                                                              ==================   ===================



                 See notes to consolidated financial statements
                                       -4-

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (Unaudited)


                                                                                Three months ended March 31,
                                                                         ----------------------------------------
                                                                                 1999                 1998
                                                                         -------------------   ------------------
                                                                                                     (Restated)
Cash flow from operating activities
     Net income (loss)for the period.................................           $   907,495          $   (92,939)
     Items not affecting cash:
          Depreciation and amortization..............................               564,176              422,593
          Deferred income taxes......................................               102,292              819,056
          Changes in non-cash operating working capital items........            (1,838,764)           1,361,534
                                                                         -------------------   ------------------
     Net cash provided by (used in) operating activities.............              (264,801)           2,510,244
                                                                         -------------------   ----
--------------
Cash flows from financing activities
     Issuance of common stock........................................            16,208,511              285,420
     Repayment of long-term debt.....................................              (304,532)                   -
     Proceeds from capital leases....................................               990,947              990,767
                                                                         -------------------   ------------------
     Net cash provided by financing activities.......................            16,894,926            1,276,187
                                                                         -------------------   ------------------
Cash flows from investing activities
     Long term lease receivable......................................               203,465                    -
     Acquisition of capital assets...................................            (1,066,893)            (520,009)
                                                                         -------------------   ------------------
     Net cash used in investing activities...........................              (863,428)            (520,009)
                                                                         -------------------   ------------------
Cash provided by continuing operations...............................            15,766,697            3,266,422
Cash provided by (used for) discontinued operations (note 4).........             1,356,990           (1,229,592)
                                                                         -------------------   ------------------
Net cash inflow......................................................            17,123,687            2,036,830
Cash and cash equivalents, beginning of period.......................             6,136,711              110,117
                                                                         -------------------   ------------------
Cash and cash equivalents, end of period.............................         $  23,260,398          $ 2,146,947
                                                                         ===================   ==================




                 See notes to consolidated financial statements
                                       -5-

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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


2.   SEGMENTED INFORMATION

     Segmented information

     The Company develops, markets and supports mobile work force management systems serving the needs of industry and government. Examples include the utility, telecommunications/cable and public safety industries. At December 31, 1998, the Company reported two business segments - Field Service and Delivery. In February 1999, the Company decided to dispose of its Delivery segment (Transportation Business Unit - note 4). As a result the Company now has only one business segment.

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                                 Three months ended March 31,
                                             -----------------------------------
                                                   1999                1998
                                             ----------------    ---------------
          Canada                              $  1,136,586        $    152,145
          United States                         14,179,353           9,209,930
          Europe                                 2,873,941             217,086
          Asia                                     641,687                   -
          South America                                  -             244,720
                                             ----------------    ---------------
                                              $ 18,831,567        $  9,823,881
                                             ================    ===============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)


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

The following  table  reconciles  the number of shares  utilized in the earnings
(loss) per common share calculations for the periods indicated:

                                                       Three months ended
                                                           March 31,
                                               ---------------------------------
                                                    1999               1998
                                               ----------------   --------------

Weighted average shares outstanding .........     7,021,007          6,466,336
Common stock equivalents
     Stock options...........................       607,792            143,040
     Share purchase warrants ................                           12,177
                                               ----------------   --------------
Total shares for diluted earnings (loss)          7,628,799          6,621,553
                                               ================   ==============


4.   DISCONTINUED OPERATIONS

In February 1999, the Company adopted a plan for the sale of the Transportation Business Unit which develops mobile workforce software for the taxi, courier and roadside recovery market. The transaction is expected to be completed in 1999.

This business is accounted for as a discontinued operation and for reporting purposes, the results of operations, financial position and cash flow are segregated from those of continuing operations for the current and prior periods. The Company has included in the results of the discontinued operation, an estimate of sale proceeds, costs of disposition and expected results of operations from the measurement date to the expected disposal date.

The Company is in the preliminary stages of the selling process, and it is possible that the actual selling price or costs or results of operations could differ from the Company's current estimates which could result in material differences from the results presented here.

Summarized financial information of the discontinued operations is as follows:

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)


4.   DISCONTINUED OPERATIONS (continued)


Results of Discontinued Operations
-------------------------------------------------------------------------------------------
                                                        March 31, 1999      March 31, 1998
                                                      ------------------ ------------------

  Revenues                                             $ 2,890,177         $  4,256,483
                                                      ================== ==================
  Loss before income taxes                              (2,375,492)             293,886
  Income tax                                                     -             (124,685)
                                                      ------------------ ------------------
                                                        (2,375,492)             169,201
  Estimated loss on future operations and disposal
     net of income taxes                                (3,477,294)                   -
                                                      ================== ==================
  Income (Loss) from discontinued operations           $(5,852,786)        $    169,201
                                                      ================== ==================

Financial position of discontinued operations
-------------------------------------------------------------------------------------------
                                                      March 31, 1999     December 31, 1998
                                                      ------------------ ------------------

   Current assets                                      $ 6,442,979         $  9,147,621
   Long term assets                                        493,011            2,741,383
                                                      ================== ==================
   Total assets of discontinued operations             $ 6,935,990         $ 11,889,004
                                                      ================== ==================
   Current liabilities                                 $ 4,627,341         $  2,370,579
   Long term liabilities                                         -                    -
                                                      ================== ==================
   Total liabilities of discontinued operations        $ 4,627,341         $  2,370,579
                                                      ================== ==================

Changes in cash flow of discontinued operations
------------------------------------------------------------------------------------------
                                                      March 31, 1999     March 31, 1998
                                                      ------------------ -----------------

   Operating activities                                $ 1,451,829         $ (1,134,806)
   Investing activities                                    (94,839)             (94,786)
   Financing activities                                          -                    -
                                                      ================== =================
   Cash provided by (used for) discontinued
     operations                                        $ 1,356,990         $ (1,229,592)
                                                      ================== =================


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     All financial information in this Form is expressed in Canadian dollars unless otherwise noted.

Overview

     The Company develops, markets, implements and supports mobile workforce management and wireless connectivity software and related network and mobile computing equipment for use by a wide variety of companies that have substantial mobile workforces, such as utility, telecommunications and cable companies and public safety organizations. The Company's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract; and (iii) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

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

Results of Operations

     In February 1999, the Company decided to dispose of its Delivery segment (Transportation Business Unit). As a result of this decision, the Delivery segment has been classified as a discontinued operation and the results of operation, financial position and changes in cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis excludes the Delivery segment for the current and corresponding prior period.

     The first quarter 1999 loss of $4.9 million was comprised of $907,000 after-tax profit from continuing operations offset by an after-tax loss of $5.9 million on discontinued operations. The loss on discontinued operations resulted from an after-tax loss on operations of $2.4 million and an after-tax loss on future operations prior to disposal and loss on disposal of $3.5 million. The operating loss includes not only the results of operations but also foreign exchange losses and provision against current contracts to the measurement date of February 25, 1999. The provision for estimated loss on future operations includes the operating results from measurement date forward and the estimated costs of disposal, severance costs and loss on disposal.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:


                                                                                Three months ended March 31,
                                                                             ------------------------------------
                                                                                    1999                1998
                                                                             -----------------    ---------------
                                                                               (Unaudited)          (Unaudited)
Revenue
   Software and services................................................              70.2%                79.7%
   Third party products and services....................................              21.7                  8.8
   Maintenance and support..............................................               8.1                 11.5
                                                                             -----------------    ---------------
                                                                                     100.0                100.0
Direct costs............................................................              46.7                 45.8
                                                                             -----------------    ---------------
Gross profit............................................................              53.3                 54.2
                                                                             -----------------    ---------------
Operating expenses
   Research and development.............................................              13.0                 16.8
   Sales and marketing..................................................              20.6                 27.7
   General and administrative...........................................              10.8                 11.4
   Amortization of intangible assets....................................               0.5                  1.0
                                                                             -----------------    ---------------
                                                                                      44.9                 56.9
                                                                             -----------------    ---------------
Operating income........................................................               8.4                 (2.7)

Other income (expense)..................................................              (1.3)                 1.8
                                                                             -----------------    ---------------
Income before tax provision.............................................               7.1                 (0.9)

Provision for income taxes..............................................              (2.3)                (0.0)
                                                                             -----------------    ---------------
Net income (loss)from continuing operations.............................               4.8                 (0.9)

Income (loss) from discontinued operations..............................             (31.1)                 1.7
                                                                             -----------------    ---------------
Net income (loss).......................................................             (26.3)%                0.8%
                                                                             =================    ===============


Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Revenue. Revenue increased by $9.0 million (91.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase was due to the increase in revenue for both software and services and third party products and services delivered during the first quarter of 1999 relative to the same period in 1998.

     Software and services revenue increased by $5.4 million (69.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase is due to additional revenue from customers in both the telecommunications and utility markets.

     Third party products and services revenue increased by $3.2 million (370.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in third party products and services revenue is due primarily to revenue earned in the first quarter of 1999 from certain third party deliveries to customers in the utility market. These third party products typically include host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $1.5 million for the three months ended March 31, 1999 as compared to $1.1 million for the three months ended March 31, 1998. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Direct Costs. Direct costs were 46.7% of revenue for the three months ended March 31, 1999 as compared to 45.8% for the three months ended March 31, 1998. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 53.3% of revenue for the three months ended March 31, 1999 as compared to 54.2% for the three months ended March 31, 1998. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the period. During the three months ended March 31, 1999 there was an increase in third party products and services revenue which typically has a lower gross margin, than software and services revenue , which typically has a higher gross margin, relative to the same period in 1998.

     Research and Development. Research and development expenses were 13.0% of revenue for the three months ended March 31, 1999 and 16.8% of revenue for the three months ended March 31, 1998. Total research and development expenditures for the three months ended March 31, 1999 of $2.4 million represents an increase of $786,000 (47.6%) as compared to the same period in 1998. The increase in research and development expenses in 1999 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 20.6% of revenue for the three months ended March 31, 1999 and 27.7% of revenue for the three months ended March 31, 1998. This represents an increase of $1.2 million (42.6%) as compared to the same period in 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998 (Continued)

anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing efforts.

     General and Administrative. General and administrative expenses were 10.8% of revenue for the three months ended March 31, 1999 and 11.4% of revenue for the three months ended March 31, 1998. Total general and administrative expenses of $2.0 million represents an increase of $914,000 (81.4%) for the three months ended March 31, 1999 as compared to the same period in 1998. The increase represents expanded administrative activity to support the Company's growth and the Company expects that the dollar amounts will continue to increase as the Company continues to expand its staffing, information systems and other administrative requirements necessary to support this growth.

     Other Income (Expense). Other income (expense) was $(245,000) for the three months ended March 31, 1999 as compared to $177,000 for the three months ended March 31, 1998. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended March 31, 1999 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At March 31, 1999, the Company had cash and cash equivalents of $23.3 million and working capital of $32.9 million.

     Cash provided by (used in) operating activities was $(265,000) for the three months ended March 31, 1999 compared to $2.5 million for the three months ended March 31, 1998. The outflow of cash from operating activities, after adding back depreciation and amortization of $564,000, is due to a net decrease in non-cash working capital items of $1.8 million. The net decrease in non-cash operating working capital items of $1.8 million is due primarily to a net decrease in trade payables of $3.1 million which was offset by an increase in deferred revenue of $1.2 million.

     Cash provided by financing activities of $16.9 million during the three months ended March 31, 1999 primarily relates to proceeds from common shares issued for $16.2 million pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan and net proceeds of $14.7 million from a public share issue of 575,000 shares. The Company also had proceeds of $1.0 million from its capital lease program. The capital leases are to be repaid evenly over a 36 month period ending April 30, 2002, bear interest at 7.23% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $863,000 for the three months ended March 31, 1999 as compared to $520,000 for the three months ended March 31, 1998. Total investing activity during the three months ended March 31, 1999 and 1998 consisted of purchases of capital assets including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

     Existing sources of liquidity at March 31, 1999 include $23.3 million of cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. At March 31, 1999, (pound)200,000 of such amount was committed to securing any overdraft position which may arise in the accounts of MDSI UK. The Company also had provided as two performance bonds an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($4.2 million) and a bank guarantee expiring February 2, 2000 in the amount of Danish Kroner 9,740,000 ($2.2 million) Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 1999, the Company had no borrowings under the line of credit.

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

General

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

     The Company has developed and is implementing a Company-wide Year 2000 Plan to ensure that its computer equipment and software with date sensitive embedded technology will be able to distinguish between the year 1900 and the Year 2000 and will function properly with respect to all dates (referred to as "Year 2000 Compliant"). The Company presently believes that its planned modifications or replacements of certain existing computer equipment and software will be completed on a timely basis so as to avoid any of the potential Year 2000-related disruptions of malfunctions of its computer equipment and software.

     The Company's Plan consists of two major focus areas: 1) internal systems including personal computing, facilities and business systems and 2) third-party considerations including products and suppliers. The tasks common to each of these areas are: 1) the identification and assessment of Year 2000 issues 2) assessment of remediation required to meet compliance requirements 3) prioritization of risk 4) remediation and testing and 5) contingency planning.

Projects

Internal systems

     The Company's compliance team has identified all significant internal personal computing and business systems that are critical to the ongoing operation of the Company and has identified computer software and hardware upgrades and replacements necessary to make such systems Year 2000 Compliant. Also, all remediation requirements related to the replacement and upgrades to specific computer hardware and software have been determined and are expected to be completed by the end of the second quarter of 1999.

     The assessment of the Company's facilities identified certain upgrade requirements which are also expected to be completed by the end of the second quarter of 1999. The Company is reviewing its present financial systems and its long-term requirements. Any decision to purchase and implement new systems will include the requirement that such systems be Year 2000 Compliant.

Third-party considerations

Customers

     The Company is a software developer and has been testing its software internally and in conjunction with customers for Year 2000 readiness. The Company has ensured that all its current products are Year 2000 Compliant and believes that it has identified and informed all its customers of the steps that are required to make existing software in the hands of customers Year 2000 Compliant. The Company's software runs on a variety of computers and operating systems which are not the responsibility of the Company but for which the company has suggested to customers to apply available Year 2000 remedies. The Company is tracking progress on all customer Year 2000 validation efforts including synchronization of Year 2000 upgrades and testing to eliminate implementation of non-compatible solutions by customers.

Suppliers

     The Company has identified all its third party software and, in conjunction with its vendors, has considered aspects of possible remediation requirements. After review and consultation, the Company has determined that no updates were required to make existing software Year 2000 Compliant. Business operations will also be dependent on the Year 2000 readiness of infrastructure suppliers such as banking, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of such failures in infrastructure systems and the supply chain cannot be estimated.

Costs

     The total cost of the Company's Year 2000 Plan is not considered material to the Company's financial condition. The estimated total cost of the Plan is expected to be approximately $400,000, and is being funded through operating cash flow. As at March 31, 1999, the Company had incurred approximately $235,000 in costs related to its Year 2000 identification, assessment, remediation and testing efforts. The major portion of the remaining amount of the estimate is expected to have been incurred by the end of the second quarter of 1999 when the Company's Year 2000 compliance efforts are expected to be completed with the balance expended thereafter monitoring the compliance process. None of the Company's other projects have been delayed or deferred as a result of the implementation of the Year 2000 Plan.

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


ITEM 3:  QUANTITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company's foreign currency exposure is primarily with the United States and Western Europe. Foreign exchange risk arises when the Company enters into transactions denominated in local currencies and not the functional currency.

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian and United States dollars and the Great Britain pound. The Company has operations in the United States and Great Britain in addition to its Canadian operations and did not hedge these exposures in 1999. However, the Company may from time-to-time hedge any net exposure to the United States dollar and the Great Britain pound.

     As of March 31, 1999, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.7 million. The majority of the Company's foreign exchange exposure is to United States dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     The Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts to the Belgian Franc and Danish Kroner. Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of the these transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $2.8 million.

     The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies.

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

           ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               a)   Sales of Unregistered Securities

     On January 29, 1999, the Company sold 575,000 common shares in a public offering outside the United States pursuant to the terms of an Underwriting Agreement among the Company, Sprott Securities Limited, Dundee Securities Corporation, First Associates Investments Inc. and Pacific International Securities Inc. The aggregate offering price was $15,956,250 or 27.75 per common share. The aggregate underwriting discounts and commissions paid in the offering were $797,812.50 or 5% of the aggregate offering price. The offering was made outside the United States pursuant to the provisions applicable to Category 1 issuers under Regulation S of the Securities Act of 1933, as amended.

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




                                  MDSI MOBILE DATA SOLUTIONS INC.



Date:    May 14, 1999             By:  /s/ KENNETH R. MILLER
                                       -----------------------------------
                                       Name:   Kenneth R. Miller
                                       Title:  Chief Executive Officer




Date:    May 14, 1999             By:  /s/ VERNE D. PECHO
                                       -----------------------------------
                                       Name:   Verne D. Pecho
                                       Title:  Vice President Finance &
                                               Administration and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)