Form 10-Q
period 1999-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1999-08-16
CIK 935497

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------- to ---------------------.

                         Commission file number 0-28968


                         MDSI MOBILE DATA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

            CANADA                                   NOT APPLICABLE
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                              10271 Shellbridge Way
                           Richmond, British Columbia,
                                 Canada V6X 2W8
                    (Address of Principal Executive Offices)


                                 (604) 207-6000
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No  [ ]

    The number of outstanding common shares, no par value, of the Registrant at June 30, 1999 was 7,317,197.


================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 1999

                                                                                                      Page

Part I -     FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets................................................................3

             Consolidated Statements of Operations and Deficit......................................... 4

             Consolidated Statements of Cash Flows......................................................5

             Notes to the Consolidated Financial Statements.............................................6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................9

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................18

Part II -    OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS ........................................................................18

  ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................18

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..........................................................18

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................19

  ITEM 5.    OTHER INFORMATION.........................................................................20

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................................20

SIGNATURES  ...........................................................................................21


Part I -  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                                           As at
                                                                         -------------------------------------------
                                                                                    June 30              December 31
                                                                                      1999                   1998
                                                                         ---------------------   -------------------
Assets
Current assets
     Cash and cash equivalents........................................         $   20,685,754         $   6,136,711
     Accounts receivable, net
        Trade.........................................................             17,882,092            16,603,944
        Unbilled......................................................              7,229,948             7,789,586
     Prepaid expenses ................................................              1,587,569             3,458,348
     Deferred income taxes............................................                723,929             1,016,766
     Current portion of lease receivable..............................                554,049               560,478
                                                                         ---------------------   -------------------
                                                                                   48,663,341            35,565,833
Lease receivable....................................................                  485,478               845,889
Investments, at cost ...............................................                5,532,730                     -
Capital assets, net.................................................                7,593,845             5,137,296
Intangible assets, net..............................................                2,941,569             3,130,334
                                                                         ---------------------   -------------------
                                                                                   65,216,963            44,679,352
Assets of discontinued operations (note 4)..........................                1,112,296            11,889,004
                                                                         ---------------------   -------------------
Total assets.......................................................            $   66,329,259         $  56,568,356
                                                                         =====================   ===================
Liabilities and stockholders' equity
Current liabilities
     Accounts payable ................................................         $    3,260,517         $   7,140,470
     Accrued liabilities .............................................              2,929,050             3,320,436
     Income Taxes Payable ............................................              2,292,455             2,442,571
     Deferred revenue.................................................              6,571,405             7,317,895
     Current portion of long-term debt ...............................                      -               377,332
     Current obligations under capital leases ........................              1,256,671               872,917
                                                                         ---------------------   -------------------
                                                                                   16,310,098            21,471,621
Obligations under capital leases.....................................               2,815,154             1,907,037
Liabilities of discontinued operations (note 4) .....................               2,114,579             2,370,579
                                                                         ---------------------   -------------------
Total liabilities....................................................              21,239,831            25,749,237
                                                                         ---------------------   -------------------
Stockholders' equity
     Common stock.....................................................             62,006,315            44,637,778
     Treasury stock...................................................              (122,743)             (122,743)
     Deficit..........................................................           (16,794,144)          (13,695,916)
                                                                         ---------------------   -------------------
                                                                                   45,089,428            30,819,119
                                                                         ---------------------   -------------------
Total liabilities and stockholders' equity...........................          $   66,329,259         $  56,568,356
                                                                         =====================   ===================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                               Three months ended                      Six months ended
                                                                     June 30                                June 30
                                                      ---------------------------------------------------------------------------
                                                                1999                1998              1999               1998
                                                      -------------------  -----------------  ----------------   ----------------
Revenue
     Software and services..........................       $  15,390,918     $   9,905,559     $  28,612,285       $ 17,728,783

     Third-party products and services..............           2,458,525         2,936,238         6,544,546          3,804,084
     Maintenance and support........................           1,912,800         1,272,905         3,436,979          2,405,716
                                                      -------------------  -----------------  ----------------   ----------------
                                                              19,762,243        14,114,702        38,593,810         23,938,583

Direct costs........................................           8,246,780         6,038,465        17,045,512         10,541,068
                                                      -------------------  -----------------  ----------------   ----------------
Gross profit........................................          11,515,463         8,076,237        21,548,298         13,397,515
                                                      -------------------  -----------------  ----------------   ----------------
Operating expenses
     Research and development.......................           2,514,881         1,788,046         4,954,428          3,441,124
     Sales and marketing ...........................           3,696,827         2,874,546         7,576,813          5,594,675
     General and administrative.....................           2,027,329         1,181,529         4,063,949          2,304,256
     Amortization of intangible assets..............              94,383            94,383           188,766            188,766
                                                      -------------------  -----------------  ----------------   ----------------
                                                               8,333,420         5,938,504        16,783,956         11,528,821
                                                      -------------------  -----------------  ----------------   ----------------
Operating income....................................           3,182,043         2,137,733         4,764,342          1,868,694

Other income (expense)..............................            (490,816)          122,849          (736,244)           300,290
                                                      -------------------  -----------------  ----------------   ----------------
Income before tax provision.........................           2,691,227         2,260,582         4,028,098          2,168,984
Provision for income taxes..........................            (844,164)         (710,844)       (1,273,540)          (712,185)
                                                      -------------------  -----------------  ----------------   ----------------
Net income from continuing operations...............           1,847,063         1,549,738         2,754,558          1,456,799
Loss from discontinued operations (note 4)..........                   -          (413,363)       (5,852,786)          (244,162)
                                                      -------------------  -----------------  ----------------   ----------------
Net income (loss)...................................           1,847,063         1,136,375        (3,098,228)         1,212,637

Deficit, Beginning of period........................         (18,641,207)      (19,118,598)      (13,695,916)       (19,194,860)
                                                      -------------------  -----------------  ----------------   ----------------
Deficit, end of period..............................       $ (16,794,144)    $ (17,982,223)    $ (16,794,144)      $(17,982,223)
                                                      ===================  =================  ================   ================
Earnings (loss) per common share
Earnings from continuing operations
     Basic .........................................       $        0.25     $        0.24     $        0.39       $       0.23
                                                      ===================  =================  ================   ================
     Diluted .......................................       $        0.24     $        0.23     $        0.36       $       0.22
                                                      ===================  =================  ================   ================
Net earnings (loss)
     Basic .........................................       $        0.25     $        0.18     $       (0.43)      $       0.19
                                                       ===================  =================  ================   ================
     Diluted .......................................       $        0.24     $        0.17     $       (0.43)      $       0.18
                                                       ===================  =================  ================   ================
Weighted average shares outstanding
     Basic..........................................           7,276,439         6,479,089         7,148,723          6,472,712
                                                       ===================  =================  ================   ================
     Diluted........................................           7,824,402         6,635,811         7,726,600          6,628,682
                                                       ===================  =================  ================   ================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                                        Six months ended June 30
                                                                         --------------------------------------------
                                                                                1999                     1998
                                                                         --------------------   ---------------------
Cash flow from operating activities
     Net income (loss) for the period.................................       $     2,754,558         $     1,456,799
     Items not affecting cash:
          Depreciation and amortization...............................             1,250,331                 982,611
          Deferred income taxes.......................................               292,837                 735,042
          Changes in non-cash operating working capital items.........            (4,015,676)              1,572,514
                                                                         --------------------   ---------------------
     Net cash provided by (used in) operating activities..............               282,050               4,746,966
                                                                         --------------------   ---------------------
Cash flows from financing activities
     Issuance of common stock.........................................            17,368,537                 639,765
     Repayment of long-term debt......................................              (377,332)               (124,454)
     Proceeds from capital leases.....................................             1,291,871               1,367,156
                                                                         --------------------   ---------------------
     Net cash provided by financing activities........................            18,283,076               1,882,467
                                                                         --------------------   ---------------------
Cash flows from investing activities
     Long term lease receivable.......................................               366,840                       -
     Acquisition of capital assets....................................            (3,518,116)             (1,237,696)
                                                                         --------------------   ---------------------
     Net cash used in investing activities............................            (3,151,276)             (1,237,696)
                                                                         --------------------   ---------------------
Cash provided by continuing operations...............................             15,413,850               5,391,737
Cash provided by (used for) discontinued operations (note 4).........               (864,807)             (2,248,603)
                                                                         --------------------   ---------------------
Net cash inflow......................................................             14,549,043               3,143,134
Cash and cash equivalents, beginning of period......................               6,136,711                 110,117
                                                                         --------------------   ---------------------
Cash and cash equivalents, end of period............................         $    20,685,754         $     3,253,251
                                                                         ====================   =====================




                 See notes to consolidated financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)

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


2.   SEGMENTED INFORMATION

     Segmented information

     The Company develops, markets and supports mobile work force management systems serving the needs of industry and government. Examples include the utility, telecommunications/cable and public safety industries. At December 31, 1998, the Company reported two business segments - Field Service and Delivery. In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery segment (Transportation Business Unit - note 4). As a result, the Company now has only one business segment.

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:


                                                  Three months ended                       Six months ended
                                                       June 30                                 June 30
                                      ------------------------------------------------------------------------------
                                                 1999               1998                 1999               1998
                                      ------------------------------------------------------------------------------
Canada............................        $    1,024,214       $    307,200        $   2,160,800       $    459,345
United States.....................            14,865,848         12,620,997           29,045,201         21,830,927
Europe............................             3,128,241            931,580            6,002,182          1,148,666
Asia..............................               743,940                  0            1,385,627            244,720
South America.....................                     0            254,925                    0            254,925
                                    --------------------------------------------------------------------------------
                                          $   19,762,243       $ 14,114,702        $  38,593,810       $  23,938583
                                      ==============================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)



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

The following  table  reconciles  the number of shares  utilized in the earnings
(loss) per common share calculations for the periods indicated:


                                                       Three months ended                  Six months ended
                                                             June 30                           June 30
                                                 --------------------------------  ---------------------------------
                                                        1999             1998             1999             1998
                                                 ---------------  ---------------  ---------------  ----------------

Weighted average shares outstanding.........          7,276,439        6,479,089        7,148,723         6,472,712
Common stock equivalents
Stock options...............................            547,963          148,282          577,877           145,662
Share purchase warrants ....................                  -            8,440                -            10,308
                                                 ---------------  ---------------  ---------------  ----------------
Total shares for diluted earnings (loss) per
common share................................          7,824,402        6,635,811        7,726,600         6,628,682
                                                 ===============  ===============  ===============  ================


4.   DISCONTINUED OPERATIONS

In February 1999, the Company's Board of Directors approved a plan for the sale of the Transportation Business Unit which develops mobile work force software for the taxi, courier and roadside recovery market. The disposition was completed June 24, effective June 1, 1999, for proceeds of $5,532,730. The proceeds comprise common shares representing an 11% interest in Digital Dispatch Systems Inc., a supplier of dispatch systems to the taxi market, and an 8%, $500,000 promissory note due January 1, 2001.

This business is accounted for as a discontinued operation and for reporting purposes the results of operations, financial position and cash flow are segregated from those of continuing operations for the current and prior periods. The Company has included in the results of the discontinued operation, the sale proceeds, the costs of disposition, the results of operations from the measurement date to the disposal date and an estimate of the costs to complete the remaining contract.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                     For the six months ended June 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)



4.   DISCONTINUED OPERATIONS (continued)

Summarized financial information of the discontinued operations is as follows:



Results of discontinued operations
--------------------------------------------------------------------------------------------------------------
                                                                     June 30, 1999             June 30, 1998
                                                              ---------------------     ----------------------
   Revenues                                                    $        4,008,198        $         8,084,819
                                                              =====================     ======================
   Loss before income taxes                                            (2,375,492)                  (244,462)
   Income tax                                                                   -                        300
                                                              ---------------------     ----------------------
   Operating loss to measurement date                                  (2,375,492)                  (244,162)
   Estimated loss on disposal
      (net of nil income taxes)                                        (3,477,294)                         -
                                                              =====================     ======================
   Income (loss) from discontinued operations                  $       (5,852,786)       $          (244,162)
                                                              =====================     ======================

Financial position of discontinued operations
--------------------------------------------------------------------------------------------------------------
                                                                   June 30, 1999            December 31, 1998
                                                              ---------------------     ----------------------
   Current assets                                              $        1,112,296        $         9,147,621
   Long term assets                                                             -                  2,741,383
                                                              ---------------------     ----------------------
   Total assets of discontinued operations                     $        1,112,296        $        11,889,004
                                                              =====================     ======================
   Current liabilities                                         $        2,114,579        $         2,370,579
   Long term liabilities                                                        -                          -
                                                              ---------------------     ----------------------
   Total liabilities of discontinued operations                $        2,114,579        $         2,370,579
                                                              =====================     ======================

 Cash flow of discontinued operations
--------------------------------------------------------------------------------------------------------------
                                                                     June 30, 1999             June 30, 1998
                                                              ---------------------     ----------------------
   Operating activities                                        $         (733,327)       $        (2,248,027)
   Investing activities                                                  (131,480)                      (576)
   Financing activities                                                         -                          -
                                                              ---------------------     ----------------------
   Cash provided by (used for) discontinued operations         $         (864,807)       $        (2,248,603)
                                                              =====================     ======================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third-party products and services, consisting of the provision of non-MDSI products and services as part of the total contract; and (iii) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

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

     The Company is also called on to provide, in addition to MDSI products and services, certain third-party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, or sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third-party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third-party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third-party services contract.

     The Company believes that it will often supply some portion of third-party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third-party software and products in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third-party products and services may represent a significant portion of certain contracts and the installation and rollout of third-party products is generally at the discretion of the customer, the Company may, depending on the level of third-party products and services provided during a period, experience large quarterly fluctuations in revenue.

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance, product enhancement and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of twelve months and are invoiced either annually quarterly or monthly. Revenue for these services is recognized ratably over the term of the contract.

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

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery segment (Transportation Business Unit). Effective June 1, 1999, the Company completed the sale of the transporation business unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $5,532,730. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the initial principal amount of $500,000, due January 1, 2001, bearing interest at 8% per annum.

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. It is expected that the Company will liquidate these assets and liabilities by December 31, 1999. In addition, the Company has agreed to complete. The implementation of a large contract with a taxi customer. The Company believes that it has adequately provided for the costs to complete this contract. The Company has experienced, and is continuing to experience delays in the implementation of this contract. If the Company is unable to complete the implementation of the contract on a timely basis, the taxi customer has the right to cancel the contract. Any such cancellation may require the Company to reimburse the customer for payments received to date.

     As a result of the Company's decision to dispose of its Delivery segment, the Delivery segment has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Delivery segment for the current and corresponding prior period.

     The Company's year-to-date loss of $3.1 million was comprised of $2.8 million after-tax profit from continuing operations and an after-tax loss of $5.9 million on discontinued operations. The loss on discontinued operations is comprised of loss on operations of $2.4 million and loss on disposal of $3.5 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The estimated loss on disposal includes the operating results from measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

Results of Operations

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:


                                                        Three months ended                 Six months ended
                                                              June 30                           June 30
                                                  --------------------------------  --------------------------------
                                                        1999             1998            1999             1998
                                                  ---------------  ---------------  --------------  ----------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)
Revenue
   Software and services.......................          77.9           70.2%            74.1%           74.1%
   Third-party products and services...........          12.4           20.8             17.0            15.9
   Maintenance and support.....................           9.7            9.0              8.9            10.0
                                                  ---------------  ---------------  --------------  ----------------
                                                        100.0          100.0            100.0           100.0

Direct costs.................................            41.7           42.8             44.2            44.0
                                                  ---------------  ---------------  --------------  ----------------
Gross profit.................................            58.3           57.2             55.8            56.0
                                                  ---------------  ---------------  --------------  ----------------
Operating expenses
   Research and development....................          12.7           12.7             12.8            14.4
   Sales and marketing ........................          18.7           20.4             19.6            23.4
   General and administrative..................          10.3            8.4             10.6             9.6
   Amortization of intangible assets...........           0.5            0.6              0.5             0.8
                                                  ---------------  ---------------  --------------  ----------------
                                                         42.2           42.1             43.5            48.2
                                                  ---------------  ---------------  --------------  ----------------
Operating income (loss)......................            16.1           15.1             12.3             7.8

Other income ................................            (2.5)           0.9             (1.9)            1.3
                                                  ---------------  ---------------  --------------  ----------------
Income (loss) before tax provision...........            13.6           16.0             10.4             9.1
Provision for income taxes...................            (4.3)          (5.0)            (3.3)           (3.0)
                                                  ---------------  ---------------  --------------  ----------------
Net income (loss) from continuing operations.             9.3           11.0              7.1             6.1

                                                  ---------------  ---------------  --------------  ----------------
Income (loss) from discontinued operations...            (0.0)          (2.9)           (15.1)           (1.0)
                                                  ---------------  ---------------  --------------  ----------------

Net income (loss)..............................           9.3%           8.1%            (8.0)%           5.1%
                                                  ===============  ===============  ==============  ================

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

     Revenue. Revenue increased by $5.6 million (40.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase was due primarily to the increase in revenue for software and services delivered in the second quarter of 1999 relative to the same period in 1998.

     Software and services revenue increased by $5.5 million (55.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase is due to increased revenue from customers in both the telecommunications and utility markets.

     Third-party products and services revenue decreased by $477,713 (16.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. These third-party products typically include host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third-party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $1.9 million for the three months ended June 30, 1999 as compared to $1.3 million for the three months ended June 30, 1998. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Direct Costs. Direct costs were 41.7% of revenue for the three months ended June 30, 1999 as compared to 42.8% for the three months ended June 30, 1998. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third-party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 58.3% of revenue for the three months ended June 30, 1999 as compared to 57.2% for the three months ended June 30, 1998. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and the increase in the proportion of higher margined software and services. During the three months ended June 30, 1999 there was an increase in software and services revenue, which typically has a higher gross margin than third-party products and services, which typically has a lower gross margin, relative to the same period in 1998.

     Research and Development. Research and development expenses were 12.7% of revenue for both the three months periods ended June 30, 1999 and 1998. Total research and development expenditures for the three months ended June 30, 1999 of $2.5 million represents an increase of $727,000 (40.6%) as compared to the same period in 1998. The increase in research and development expenses in 1999 is a result of the continued development and enhancement of the Company's Advantex products. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 18.7% of revenue for the three months ended June 30, 1999 and 20.4% of revenue for the three months ended June 30, 1998. This represents an increase of $822,000 (28.6%) as compared to the same period in 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing efforts.

     General and Administrative. General and administrative expenses were 10.3% of revenue for the three months ended June 30, 1999 and 8.4% of revenue for the three months ended June 30, 1998. Total general and administrative expenses of $2.0 million represents an increase of $846,000 (71.6%) for the three months ended June 30, 1999 as compared to the same period in 1998. The increase represents expanded administrative activity to support the Company's growth. The Company expects that the dollar amounts will continue to increase as the Company expands its staffing, information systems and other administrative requirements necessary to support this growth.



                                      -12

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998 (Continued)

     Other Income (Expense). Other income (expense) was $(491,000) for the three months ended June 30, 1999 as compared to $123,000 for the three months ended June 30, 1998. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended June 30, 1999 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Six months ended June 30, 1999 Compared to the Six months ended June 30, 1998

     Revenue. Revenue increased by $14.7 million (61.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This represents an increase in all revenue components for the six months ended June 30, 1999 relative to the same period in 1998.

     Software and services revenue increased by $10.9 million (61.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     Third-party products and services revenue increased by $2.7 million (72.0%) for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $3.4 million for the six months ended June 30, 1999 as compared to $2.4 million for the six months ended June 30, 1998. Maintenance and support revenue increased as a result of an increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 44.2% of revenue for the six months ended June 30, 1999 as compared to 44.0% for the six months ended June 30, 1998. The change in direct costs as a percentage of revenue is reflective of the proportional increases in the individual revenue components.

     Gross Margins. Gross margins were 55.8% of revenue for the six months ended June 30, 1999 as compared to 56.0% for the six months ended June 30, 1998. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the six months ended June 30, 1999 relative to the same period in 1998

     Research and Development. Research and development expenses were 12.8% of revenue for the six months ended June 30, 1999 and 14.4% of revenue for the six months ended June 30, 1998. Total research and development expenditures for the six months ended June 30, 1999 of $5.0 million represents an increase of $1.5 million (44.0%) as compared to the same period in 1998. The increase in the dollar amount of research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Six months ended June 30, 1999 Compared to the Six months ended June 30, 1998 (Continued)

     Sales and Marketing. Sales and marketing expenses were 19.6% of revenue for the six months ended June 30, 1999 and 23.4% of revenue for the six months ended June 30, 1998. This represents an increase of $2.0 million (35.4%) as compared to the same period in 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 10.6% of revenue for the six months ended June 30, 1999 and 9.6% of revenue for the six months ended June 30, 1998. Total general and administrative expenses of $4.1 million represents an increase of $1.8 million (76.4%) for the six months ended June 30, 1999, as compared to the same period in 1998. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income (expense) was ($736,244) for the six months ended June 30, 1999 as compared to $300,000 for the six months ended June 30, 1998. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations and interest income on cash and short-term deposits.

     Income Taxes. The Company provided for income taxes on earnings for the six months ended June 30, 1999 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At June 30, 1999, the Company had cash and cash equivalents of $20.7 million and working capital of $32.4 million.

     Cash provided by (used in) operating activities was $282,000 for the six months ended June 30, 1999 compared to $4.7 million for the six months ended June 30, 1998. The inflow of cash from operating activities, during the period is generated from the $4.3 million net income after adjusting for depreciation and amortization and deferred taxes offset by $4.0 million increase in non-cash working capital.

     Cash provided by financing activities of $18.3 million during the six months ended June 30, 1999 primarily relates to proceeds from common shares issued for $17.4 million pursuant to the exercise of stock options, purchases pursuant to the Company's Employee Share Purchase Plan and net proceeds of $14.7 million from a public share issue of 575,000 shares completed January 29, 1999. The Company also had proceeds of $1.2 million from its capital lease program. The capital leases are to be repaid evenly over a 36 month period ending September 30, 2002, bear interest at 7.23% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $3.2 million for the six months ended June 30, 1999 as compared to $1.2 million for the six months ended June 30, 1998. Total investing activity during the six months ended June 30, 1999 and 1998 consisted of purchases of capital assets including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

     Existing sources of liquidity at June 30, 1999 include $20.7 million of cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. The Company also had provided as performance bonds an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($4.2 million) and a bank guarantee expiring February 2, 2000 in the amount of Danish Kroner 9,740,000 ($2.2 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 1999, the Company had no borrowings under the line of credit.

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

     The Company has developed and is implementing a Company-wide Year 2000 Plan to ensure that its computer equipment and software with date sensitive embedded technology will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates (referred to as "Year 2000 Compliant"). The Company presently believes that its planned modifications or replacements of certain existing computer equipment and software will be completed on a timely basis so as to minimize any of the potential Year 2000-related disruptions or malfunctions of its computer equipment and software.

     The Company's Plan consists of two major focus areas: 1) internal systems including personal computing, facilities and business systems and 2) third-party considerations including products and suppliers. The tasks common to each of these areas are: 1) the identification and assessment of Year 2000 issues; 2) assessment of remediation required to meet compliance requirements; 3) prioritization of risk; 4) remediation and testing; and 5) contingency planning

Projects

Internal systems

     The Company's compliance team has evaluated all significant internal personal computing and business systems that are critical to the ongoing operation of the Company and has identified computer software and hardware upgrades and replacements necessary to make such systems Year 2000 Compliant. Remediation requirements related to the replacement and upgrades to specific computer hardware and software have been determined and are expected to be completed by the end of the third quarter of 1999.

     The assessment of the Company's facilities identified certain upgrade requirements which at the end of the second quarter of 1999 have been completed. The Company is reviewing its present financial systems and its long-term requirements. Any decision to purchase and implement new systems will include the requirement that such systems be Year 2000 compliant.

Third-party considerations

Customers

     The Company is a software developer and has been testing its software internally and in conjunction with customers for Year 2000 readiness. The Company believes that all its current products are Year 2000 compliant and believes that it has identified and informed all its customers of the steps that are required to make existing software in the hands of customers Year 2000 compliant. The Company's software runs on a variety of computers and operating systems which are not the responsibility of the Company but for which the company has suggested to customers to apply available Year 2000 remedies. The Company is assisting its customers with Year 2000 validation efforts, including synchronization of Year 2000 upgrades and testing to eliminate implementation of non-compatible solutions by customers.

Suppliers

     The Company has identified its third-party software and, in conjunction with its vendors, has considered aspects of possible remediation requirements. After review and consultation, the Company has determined that no updates are required to make existing software Year 2000 compliant. Business operations will also be dependent on the Year 2000 readiness of infrastructure suppliers such as banking, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of such failures in infrastructure systems and the supply chain cannot be estimated.

Costs

     The total cost of the Company's Year 2000 Plan is not considered material to the Company's financial condition. The estimated total cost of the Plan is expected to be approximately $400,000, and is being funded through operating cash flow. To June 30, 1999, the Company has incurred approximately $325,000 in costs related to its Year 2000 identification, assessment, remediation and testing efforts. At June 30, 1999 the major portion of the of the Company's Year 2000 compliance efforts have been completed with the balance to be expended thereafter monitoring the compliance process. None of the Company's other projects have been delayed or deferred as a result of the implementation of the Year 2000 Compliance Plan.

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

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian and United States dollars. The Company has operations in the United States in addition to its Canadian operations and did not hedge these exposures in 1999. However, the Company may from time-to-time hedge any net exposure to the United States dollar.

     As of June 30, 1999, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.5 million. The majority of the Company's foreign exchange exposure is to United States dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies to which the Company is exposed, would simultaneously change by 10%. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     The Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts to the Belgian Franc 134,000,000 ($5.6 million) and 104,000,000 ($4.3 million), Danish Kroner 5,000,000 ($1.1 million) and Great Britain Pounds 150,000, 350,000 and 180,000 ($349,110, $814,660 and
$418,860, respectively). Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of the these transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $2.7 million.

     The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

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

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual General Meeting of Shareholders was held on May 6, 1999. A total of 3,692,158 shares of the Company were represented in person or by proxy at the Meeting, consisting of 50.98% of the total number of common shares of the Company outstanding on March 31, 1999, the record date for the Meeting.

     At the Meeting, all of the current Directors of the Company, were re-elected to serve as Directors until the 2000 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for Directors:


                               Votes Cast       Votes Cast        Votes
  Nominee                     For Nominee         Against       Withheld     Abstentions      Not Voted
-------------------------  --------------- --------------  --------------  -------------- ---------------

  Erik Dysthe                   3,689,939            500               0             580           1,139
  Kenneth R. Miller             3,689,639            500               0             880           1,139
  John T. McLennan              3,689,239            900               0             880           1,139
  Terrence P. McGarty           3,630,629         29,500          30,010             880           1,139
  Robert C. Harris, Jr.         3,688,789          1,350               0             880           1,139
  Gerald F. Chew                3,630,229         29,900          30,010             880           1,139
  Bruno Ducharme                3,630,329         29,800          30,010             880           1,139
  Marc Rochefort                3,630,629         29,500          30,010             880           1,139

     The shareholders approved the proposed 1999 Stock Option Plan. The following table sets forth the information regarding the voting on the proposal:


    Votes Cast For          Votes Cast Against      Votes Withheld       Abstentions           Not Voted
-----------------------    -------------------   -------------------  ------------------  --------------------
       1,862,838                  949,231                 0                 2,057               878,031


     The shareholders approved the proposed 1999 Stock Purchase Plan. The following table sets forth the information regarding the voting on the proposal:


    Votes Cast For          Votes Cast Against      Votes Withheld       Abstentions           Not Voted
-----------------------    -------------------   -------------------  ------------------  --------------------
       2,809,081                    3,988                 0                 1,057               878,031


     The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's Auditors for the fiscal year ending December 31, 1999 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:


    Votes Cast For          Votes Cast Against      Votes Withheld       Abstentions           Not Voted
-----------------------    -------------------   -------------------  ------------------  --------------------
       3,679,841                      380                 0                10,798                 1,139


     The shareholders ratified the adoption of a Shareholder Rights Plan. The following table sets forth the information regarding the voting on the proposal:



   Votes Cast For          Votes Cast Against      Votes Withheld       Abstentions           Not Voted
----------------------    -------------------   -------------------  ------------------  --------------------
      1,838,199                  944,680                 0                31,248               878,031

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits.

          None.

     b)   Reports on Form 8-K

     During the three month period ended June 30, 1999, the Registrant filed the following reports on Form 8-K:

     1. On May 19, 1999, the Registrant reported that it had mailed its Notice of Annual and Special Meeting of Shareholders, with accompanying proxy materials, to its shareholders on March 25, 1999.

     2. On May 20, 1999, the Registrant reported that, on April 27, 1999, it had filed a Material Change Report with the Provincial Securities Commissions in Canada announcing that the Registrant had chosen to sell its transportation business unit.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MDSI MOBILE DATA SOLUTIONS INC.


Date:    August 13, 1999                By:  /s/ KENNETH R. MILLER
                                             -----------------------------------
                                             Name:    Kenneth R. Miller
                                             Title:   Chief Executive Officer


Date:    August 13, 1999                By:  /s/ VERNE D. PECHO
                                             -----------------------------------
                                             Name:    Verne D. Pecho
                                             Title:   Vice President Finance &
                                                      Administration and Chief
                                                      Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)