Form 10-Q
period 1999-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 1999-11-15
CIK 935497

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

     For the quarterly period ended September 30, 1999

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

     The number of outstanding common shares, no par value, of the Registrant at September 30, 1999 was 7,343,416.


================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 1999

                                                                                                     Page
                                                                                                     ----
Part I -  Financial Information

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets................................................................3

             Consolidated Statements of Operations and Deficit..........................................4

             Consolidated Statements of Cash Flows......................................................5

             Notes to the Consolidated Financial Statements.............................................6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................................................9

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................19

Part II - Other Information

    ITEM 1.  LEGAL PROCEEDINGS ........................................................................19

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................19

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................................................19

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................20

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


Part I -   Financial Information

     ITEM 1. FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                                           As at
                                                                         -------------------------------------------
                                                                             September 30           December 31
                                                                                 1999                   1998
                                                                         ---------------------   -------------------
Assets
Current assets
     Cash and cash equivalents........................................        $   21,359,378         $   6,136,711
     Accounts receivable, net
        Trade.........................................................            16,272,126            16,603,944
        Unbilled......................................................            10,102,089             7,789,586
     Prepaid expenses ................................................             2,331,287             3,458,348
     Deferred income taxes............................................               776,638             1,016,766
     Current portion of lease receivable..............................               560,951               560,478
                                                                         --------------------   -------------------
                                                                                  51,402,469            35,565,833
Lease receivable......................................................               341,685               845,889
Investments, at cost .................................................             5,532,730                     -
Capital assets, net...................................................             8,388,805             5,137,296
Intangible assets, net................................................             2,850,418             3,130,334
                                                                         --------------------   -------------------
                                                                                  68,516,107            44,679,352
Assets of discontinued operations (note 4)............................               971,393            11,889,004
                                                                         --------------------   -------------------
Total assets..........................................................        $   69,487,500        $   56,568,356
                                                                         ====================   ===================
Liabilities and stockholders' equity
Current liabilities
     Accounts payable ................................................        $    3,234,520         $   7,140,470
     Accrued liabilities .............................................             3,471,530             3,320,436
     Income taxes payable ............................................             1,704,761             2,442,571
     Deferred revenue.................................................             6,393,931             7,317,895
     Current portion of long-term debt ...............................                     -               377,332
     Current obligations under capital leases ........................             1,341,033               872,917
                                                                         --------------------   -------------------
                                                                                  16,145,775            21,471,621
Obligations under capital leases......................................             3,709,624             1,907,037
Liabilities of discontinued operations (note 4) ......................             1,383,421             2,370,579
                                                                         --------------------   -------------------
Total liabilities.....................................................            21,238,820            25,749,237
                                                                         --------------------   -------------------
Stockholders' equity
     Common stock.....................................................            62,419,667            44,637,778
     Treasury stock...................................................              (122,743)             (122,743)
     Deficit..........................................................           (14,048,244)          (13,695,916)
                                                                         --------------------   -------------------
                                                                                  48,248,680            30,819,119
                                                                         --------------------   -------------------
Total liabilities and stockholders' equity............................        $   69,487,500        $   56,568,356
                                                                         =====================   ==================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                    Three months ended                   Nine months ended
                                                                        September 30                        September 30
                                                            -----------------------------------  -----------------------------------
                                                                    1999              1998            1999                 1998
                                                            ----------------  -----------------  ----------------   ----------------
Revenue
     Software and services................................    $  15,657,991     $   11,026,508    $  44,270,276      $  28,755,291
     Third-party products and services....................        1,991,545          6,719,436        8,536,091         10,523,520
     Maintenance and support..............................        2,504,017          1,616,139        5,940,996          4,021,855
                                                            ----------------  -----------------  ----------------   ----------------
                                                                 20,153,553         19,362,083       58,747,363         43,300,666

Direct costs..............................................        8,859,268          9,646,439       25,904,780         20,187,507
                                                            ----------------  -----------------  ----------------   ----------------
Gross profit..............................................       11,294,285          9,715,644       32,842,583         23,113,159
                                                            ----------------  -----------------  ----------------   ----------------
Operating expenses
     Research and development.............................        2,513,997          2,508,851        7,468,425          5,949,975
     Sales and marketing .................................        2,914,046          2,776,268       10,490,859          8,370,943
     General and administrative...........................        1,886,580          1,427,778        5,950,529          3,732,034
     Amortization of intangible assets....................           94,383             94,383          283,149            283,149
                                                            ----------------  -----------------  ----------------   ----------------
                                                                  7,409,006          6,807,280       24,192,962         18,336,101
                                                            ----------------  -----------------  ----------------   ----------------
Operating income..........................................        3,885,279          2,908,364        8,649,621          4,777,058

Other income (expense)....................................           65,879           (181,788)        (670,365)           118,502
                                                            ----------------  -----------------  ----------------   ----------------
Income before tax provision...............................        3,951,158          2,726,576        7,979,256          4,895,560
Provision for income taxes................................       (1,205,258)          (845,332)      (2,478,798)        (1,557,517)
                                                            ----------------  -----------------  ----------------   ----------------
Net income from continuing operations.....................        2,745,900          1,881,244        5,500,458          3,338,043
Loss from discontinued operations (note 4)................                -           (116,875)      (5,852,786)          (361,037)
                                                            ----------------  -----------------  ----------------   ----------------
Net income (loss).........................................        2,745,900          1,764,369         (352,328)         2,977,006

Deficit, beginning of period..............................      (16,794,144)       (17,982,223)     (13,695,916)       (19,194,860)
                                                            ----------------  -----------------  ----------------   ----------------

Deficit, end of period....................................    $ (14,048,244)    $  (16,217,854)   $ (14,048,244)     $ (16,217,854)
                                                            ================  =================  ================   ================

Earnings (loss) per common share
Earnings from continuing operations
     Basic ...............................................    $        0.37     $         0.29    $        0.76      $        0.51
                                                            ================  =================  ================   ================
     Diluted .............................................    $        0.36     $         0.28    $        0.71      $        0.50
                                                            ================  =================  ================   ================
Net earnings (loss)
     Basic ...............................................    $        0.37     $         0.27    $       (0.05)     $        0.46
                                                            ================  =================  ================   ================
     Diluted .............................................    $        0.36     $         0.26    $       (0.05)     $        0.45
                                                            ================  =================  ================   ================
Weighted average shares outstanding

     Basic................................................        7,326,940          6,526,990        7,208,129          6,490,805
                                                            ================  =================  ================   ================
     Diluted..............................................        7,673,625          6,664,467        7,708,942          6,640,610
                                                            ================  =================  ================   ================

                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                                        Nine months ended September 30
                                                                         -----------------------------------------------------------
                                                                                     1999                             1998
                                                                         ------------------------------   --------------------------
Cash flow from operating activities
     Net income (loss) for the period.................................           $    5,500,458                 $     3,338,043
     Items not affecting cash:
          Depreciation and amortization...............................                1,775,947                       1,447,810
          Deferred income taxes.......................................                  240,128                         903,303
          Changes in non-cash operating working capital items.........               (6,270,254)                      2,382,494
                                                                             --------------------              ------------------
     Net cash provided by (used in) operating activities..............                1,246,279                       8,071,650
                                                                             --------------------              ------------------

Cash flows from financing activities
     Issuance of common stock.........................................               17,781,889                       1,069,549
     Repayment of long-term debt......................................                 (377,332)                       (142,654)
     Proceeds from capital leases.....................................                2,270,703                       1,541,253
                                                                             --------------------              ------------------
     Net cash provided by financing activities........................               19,675,260                       2,468,148
                                                                             --------------------              ------------------
Cash flows from investing activities
     Long term lease receivable.......................................                  503,731                               -
     Acquisition of capital assets....................................               (4,747,540)                     (2,194,175)
                                                                             --------------------              ------------------
     Net cash used in investing activities............................               (4,243,809)                     (2,194,175)
                                                                             --------------------              ------------------
Cash provided by continuing operations................................               16,677,730                       8,345,623
Cash provided by (used for) discontinued operations (note 4)..........               (1,455,063)                     (3,770,829)
                                                                             --------------------              ------------------
Net cash inflow.......................................................               15,222,667                       4,574,794
Cash and cash equivalents, beginning of period........................                6,136,711                         110,117
                                                                             --------------------              ------------------
Cash and cash equivalents, end of period..............................           $   21,359,378                 $     4,684,911
                                                                             ====================              ==================



                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)


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

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                                Three months ended                      Nine months ended
                                                   September 30                           September 30
                                      ---------------------------------------------------------------------------
                                             1999                1998                1999               1998
                                      ---------------------------------------------------------------------------
Canada............................    $       446,491      $    1,342,718       $   2,607,291      $   2,167,151
United States.....................         12,308,267          17,481,999          41,353,468         39,588,799
Europe............................          6,906,955             471,114          12,909,137            978,819
Asia..............................            491,840              66,252           1,877,467            310,972
South America.....................                  0                   0                   0            254,925
                                    -----------------------------------------------------------------------------
                                      $    20,153,553      $   19,362,083       $  58,747,363      $  43,300,666
                                      ===========================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)


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

The following  table  reconciles  the number of shares  utilized in the earnings
(loss) per common share calculations for the periods indicated:

                                                       Three months ended                 Nine months ended
                                                          September 30                       September 30
                                                 --------------------------------  ---------------------------------
                                                      1999             1998             1999             1998
                                                 ---------------  ---------------  ---------------  ----------------

Weighted average shares outstanding.........          7,326,940        6,526,990        7,208,129         6,490,805
Common stock equivalents
Stock options...............................            346,685          137,271          500,813           142,864
Share purchase warrants ....................                  -              206                -             6,941
                                                 ---------------  ---------------  ---------------  ----------------
Total shares for diluted earnings (loss) per
common share................................          7,673,625        6,664,467        7,708,942         6,640,610
                                                ================  ===============  ===============  ================


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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the nine months ended September 30, 1999
                         (Expressed in Canadian dollars)
                                   (Unaudited)


4.   DISCONTINUED OPERATIONS (continued)


Summarized financial information of the discontinued operations is as follows:


Results of discontinued operations
------------------------------------------------------------------------------------------------------------------
                                                                September 30, 1999            September 30, 1998
                                                              ---------------------          ---------------------
   Revenues                                                    $       4,008,198               $    12,238,531
                                                              =====================          =====================
   Loss before income taxes                                           (2,375,492)                     (359,256)
   Income tax                                                                  -                         1,781
                                                              ---------------------          ---------------------
   Operating loss to measurement date                                 (2,375,492)                     (361,037)
   Estimated loss on disposal
      (net of nil income taxes)                                       (3,477,294)                            -
                                                              =====================          =====================
   Income (loss) from discontinued operations                  $      (5,852,786)              $      (361,037)
                                                              =====================          =====================


Financial position of discontinued operations
------------------------------------------------------------------------------------------------------------------
                                                                September 30, 1999            December 31, 1998
                                                              ---------------------          ---------------------
   Current assets                                              $         971,393               $     9,147,621
   Long term assets                                                            -                     2,741,383
                                                              =====================          =====================
   Total assets of discontinued operations                     $         971,393               $    11,889,004
                                                              =====================          =====================
   Current liabilities                                         $       1,383,421               $     2,370,579
   Long term liabilities                                                       -                             -
                                                              =====================          =====================
   Total liabilities of discontinued operations                $       1,383,421               $     2,370,579
                                                              =====================          =====================


 Cash flow of discontinued operations
------------------------------------------------------------------------------------------------------------------
                                                                September 30, 1999            September 30, 1998
                                                              ---------------------          ---------------------
   Operating activities                                        $      (1,323,583)              $    (3,770,253)
   Investing activities                                                 (131,480)                         (576)
   Financing activities                                                        -                             -
                                                              =====================          =====================
   Cash provided by (used for) discontinued operations         $      (1,455,063)              $    (3,770,829)
                                                              =====================          =====================


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

Overview

     The Company develops, markets, implements and supports mobile workforce management and wireless connectivity software and related network and mobile computing equipment for use by a wide variety of companies that have substantial mobile workforces, such as utility, telecommunications and cable companies and public safety organizations. The Company's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to use data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third-party products and services, consisting of the provision of non-MDSI products and services as part of a total contract; and (iii) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

     The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts, only a limited number of the mobile computing devices and in-vehicle equipment are initially installed, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

     The Company may also be called on to provide, in addition to MDSI products and services, certain third-party products, such as host computer hardware and operating system software, mobile computing devices and radio data network infrastructure equipment, and sub-contract services, such as radio data system design and implementation. The Company recognizes revenue for the supply of third-party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third-party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third-party services contract.

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

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance, product enhancement and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of twelve months and are invoiced either annually, quarterly or monthly. The Company recognizes revenue for these services ratably over the term of the contract.

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

     The Company's backlog of pending orders at September 30, 1999 was lower than the amount of backlog at the end of the first and second quarters of 1999, as well as the amount of backlog at the end of the third and fourth quarters of 1998. The Company believes that the reduction in backlog in 1999 may be attributable, in part, to decisions by customers to defer purchasing decisions until after December 31, 1999, and the allocation by customers of resources to their own Year 2000 remediation efforts. There can be no assurance that decisions by customers to delay purchasing decisions or to allocate resources to Year 2000 remediation efforts will not not have an adverse effect upon the Company's results of operations in future periods.

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery segment (Transportation Business Unit). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $5,532,730. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the initial principal amount of $500,000, due January 1, 2001, bearing interest at 8% per annum.

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company expects that it will liquidate these assets and liabilities by June 30, 2000. In addition, the Company has agreed to complete the implementation of a large contract with a taxi customer. The Company has experienced, and is continuing to experience delays in the implementation of this contract. If the Company is unable to complete the implementation of the contract on a timely basis, the taxi customer has the right to cancel the contract. Any such cancellation may require the Company to reimburse the customer for payments received to date. The Company believes that it has adequately provided for the costs to complete this contract.

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

     The Company's year-to-date loss of $352,000 was comprised of a $5.5 million after-tax profit from continuing operations and an after-tax loss of $5.9 million on discontinued operations. The loss on discontinued operations is comprised of loss on operations of $2.4 million and loss on disposal of $3.5 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The estimated loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

Results of Operations

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                        Three months ended                 Nine months ended
                                                           September 30                      September 30
                                                  --------------------------------  ------------------------------
                                                       1999             1998            1999             1998
                                                  ---------------  ---------------  --------------   -------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenue
   Software and services.......................         77.7%           57.0%            75.4%           66.4%
   Third-party products and services...........          9.9            34.7             14.5            24.3
   Maintenance and support.....................         12.4             8.3             10.1             9.3
                                                  ---------------  ---------------  --------------   -------------
                                                       100.0           100.0            100.0           100.0

Direct costs...................................         44.0            49.8             44.1            46.6
                                                  ---------------  ---------------  --------------   -------------
Gross profit...................................         56.0            50.2             55.9            53.4
                                                  ---------------  ---------------  --------------   -------------
Operating expenses
   Research and development....................         12.5            13.0             12.7            13.8
   Sales and marketing ........................         14.4            14.3             17.9            19.3
   General and administrative..................          9.3             7.4             10.1             8.6
   Amortization of intangible assets...........          0.5             0.5              0.5             0.7
                                                  ---------------  ---------------  --------------   -------------
                                                        36.7            35.2             41.2            42.4
                                                  ---------------  ---------------  --------------   -------------
Operating income (loss)........................         19.3            15.0             14.7            11.0

Other income ..................................          0.3            (0.9)            (1.1)            0.3
                                                  ---------------  ---------------  --------------   -------------
Income (loss) before tax provision.............         19.6            14.1             13.6            11.3
Provision for income taxes.....................         (6.0)           (4.4)            (4.2)           (3.6)
                                                  ---------------  ---------------  --------------   -------------
Net income (loss) from continuing operations.           13.6             9.7              9.4             7.7

                                                  ---------------  ---------------  --------------   -------------
Income (loss) from discontinued operations.....         (0.0)           (0.6)           (10.0)           (0.8)
                                                  ---------------  ---------------  --------------   -------------
Net income (loss)..............................         13.6%            9.1%            (0.6)%           6.9%
                                                  ===============  ===============  ==============   =============

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Revenue. Revenue increased by $791,000 (4.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was due primarily to the increase in revenue for software and services delivered in the third quarter of 1999 relative to the same period in 1998.

     Software and services revenue increased by $4.6 million (42.0%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase is due to increased revenue from customers in the telecommunications markets.

     Third-party products and services revenue decreased by $4.7 million (70.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Third-party products typically include host computer equipment and mobile computing devices, and are delivered as part of the installation of software and provision of services. Revenue from deliveries of third-party products and services will generally fluctuate from period to period due to the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third-party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.5 million for the three months ended September 30, 1999 as compared to $1.6 million for the three months ended September 30, 1998. Maintenance and support revenue increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Direct Costs. Direct costs were 44.0% of revenue for the three months ended September 30, 1999 as compared to 49.8% for the three months ended September 30, 1998. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third-party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 56.0% of revenue for the three months ended September 30, 1999 as compared to 50.2% for the three months ended September 30, 1998. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues. During the three months ended September 30, 1999, there was an increase in software and services revenue and a reduction in third-party products and services revenue, as compared to the same period in 1998. Software and services revenue typically has a higher gross margin than revenues attributable to third-party products and services.

     Research and Development. Research and development expenses were 12.5% of revenue for the three month period ended September 30, 1999 versus 13.0% for the same period in 1998. Total research and development expenditures for the three months ended September 30, 1999 of $2.5 million represents a marginal increase of $5,000 (0.2%) as compared to the same period in 1998. The research and development expenses in 1999 represent continued development and enhancement of the Company's Advantex products. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses in future periods.

     Sales and Marketing. Sales and marketing expenses were 14.4% of revenue for the three months ended September 30, 1999 and 14.3% of revenue for the three months ended September 30, 1998. This represents an increase of $138,000 (4.9%) as compared to the same period in 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing efforts.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998 (Continued)

     General and Administrative. General and administrative expenses were 9.3% of revenue for the three months ended September 30, 1999 and 7.4% of revenue for the three months ended September 30, 1998. Total general and administrative expenses of $1.9 million represents an increase of $459,000 (32.1%) for the three months ended September 30, 1999 as compared to the same period in 1998. The increase represents expanded administrative activity to support the Company's growth. The Company expects that the dollar amounts will continue to increase as the Company expands its staffing, information systems and other administrative requirements necessary to support this growth.

     Other Income (Expense). Other income (expense) was $65,000 for the three months ended September 30, 1999 as compared to $(182,000) for the three months ended September 30, 1998. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended September 30, 1999 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates.

Nine months ended September 30, 1999 Compared to the Nine months ended September 30, 1998

     Revenue. Revenue increased by $15.4 million (35.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This represents increases in software and services as well as maintenance and support with an offsetting decrease in third-party products and services for the nine months ended September 30, 1999 relative to the same period in 1998.

     Software and services revenue increased by $15.5 million (54.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase relates to an increase in revenues in both the Telecommunications and Utilities markets.

     Third-party products and services revenue decreased by $2.0 million (18.9%) for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $5.9 million for the nine months ended September 30, 1999 as compared to $4.0 million for the nine months ended September 30, 1998. Maintenance and support revenue increased as a result of an increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 44.1% of revenue for the nine months ended September 30, 1999 as compared to 46.6% for the nine months ended September 30, 1998. The change in direct costs as a percentage of revenue is reflective of the proportional changes in the individual revenue components.

     Gross Margins. Gross margins were 55.9% of revenue for the nine months ended September 30, 1999 as compared to 53.4% for the nine months ended September 30, 1998. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the nine months ended September 30, 1999 relative to the same period in 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998 (Continued)

     Research and Development. Research and development expenses were 12.7% of revenue for the nine months ended September 30, 1999 and 13.8% of revenue for the nine months ended September 30, 1998. Total research and development expenditures for the nine months ended September 30, 1999 of $7.5 million represents an increase of $1.5 million (25.5%) as compared to the same period in 1998. The increase in the dollar amount of research and development expenses in 1999 is a result of the continued development and enhancement of the Company's Advantex products. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 17.9% of revenue for the nine months ended September 30, 1999 and 19.3% of revenue for the nine months ended September 30, 1998. This represents an increase of $2.1 million (25.3%) as compared to the same period in 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing efforts.

     General and Administrative. General and administrative expenses were 10.1% of revenue for the nine months ended September 30, 1999 and 8.6% of revenue for the nine months ended September 30, 1998. Total general and administrative expenses of $6.0 million represents an increase of $2.2 million (59.4%) for the nine months ended September 30, 1999, as compared to the same period in 1998. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income (expense) was ($670,365) for the nine months ended September 30, 1999 as compared to $119,000 for the nine months ended September 30, 1998. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations and interest income on cash and short-term deposits.

     Income Taxes. The Company provided for income taxes on earnings for the nine months ended September 30, 1999 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, U.S. and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At September 30, 1999, the Company had cash and cash equivalents of $21.4 million and working capital of $35.3 million.

     Cash provided by (used in) operating activities was $1.2 million for the nine months ended September 30, 1999 compared to $8.1 million for the nine months ended September 30, 1998. The inflow of cash from operating activities, during the period was generated from $7.5 million of net income, after adjusting for depreciation and amortization and deferred taxes, offset by $6.3 million increase in non-cash working capital used. The increase in non-cash working capital used was caused primarily by a $2.3 million increase in unbilled accounts receivable and a $3.9 million decrease in trade accounts payable.

     Cash provided by financing activities of $19.7 million during the nine months ended September 30, 1999 was attributable primarily to proceeds of $17.8 million from the issuance of common shares pursuant to the exercise of stock options, purchases under the Company's Employee Share Purchase Plan and net proceeds from a public share issue of 575,000 shares completed January 29, 1999, which provided net proceeds of $14.7 million. The Company also had proceeds of $2.3 million from its capital lease program. The capital leases are to be repaid evenly over a 36 month period ending October 31, 2002, bear interest at 7.83% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $4.2 million for the nine months ended September 30, 1999 as compared to $2.2 million for the nine months ended September 30, 1998. Investing activity during the nine months ended September 30, 1999 and 1998 consisted primarly of purchases of capital assets, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

     Existing  sources of liquidity at September  30, 1999 include $21.4 million in cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At September 30, 1999, the Company had no borrowings under the line of credit. The Company also had provided as performance bonds an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($3.6 million) and a bank guarantee expiring February 2, 2000 in the amount of Danish Kroner 9,740,000 ($2.0 million).

     The Company believes that future cash flows, in addition to funds on hand and its borrowing capacity under the line of credit, will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company may use cash to fund other acquisitions of businesses or products complementary to the Company's business although the Company has no plans to do so. The Company has no material additional commitments other than operating and capital leases. The Company may seek to obtain additional equity or debt financing to fund future growth or other investing activities, which may or may not be available on attractive terms, or at all, and may be dilutive to current or future shareholders.

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

     In 1997, the Company established a team of professionals within the Company to plan and implement its year 2000 compliance initiative.

     The Company has implemented a Company-wide Year 2000 Plan to ensure that its computer equipment and software with date sensitive embedded technology are able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates (referred to as "Year 2000 Compliant"). The Company presently believes that the required modifications or replacements of certain existing computer equipment and software have been completed so as to minimize any of the potential Year 2000-related disruptions or malfunctions of its computer equipment and software.

     The Company's Plan consists of two major focus areas: 1) internal systems including personal computing, facilities and business systems and 2) third-party considerations including products and suppliers. The tasks common to each of these areas are: 1) the identification and assessment of Year 2000 issues; 2) assessment of remediation required to meet compliance requirements; 3) prioritization of risk; 4) remediation and testing; and 5) contingency planning.

Projects

Internal systems

     The Company's compliance team has evaluated all significant internal personal computing and business systems that are critical to the ongoing operation of the Company and has identified computer software and hardware upgrades and replacements necessary to make such systems Year 2000 Compliant. Remediation requirements related to the replacement and upgrades to specific computer hardware and software have been determined and are completed as of November 1, 1999.

     The assessment of the Company's facilities identified certain upgrade requirements which were completed prior to the end of the second quarter 1999. The Company has reviewed its present financial systems and its long-term requirements and a decision has been made to purchase and implement a new Year 2000 Compliant system.

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

Costs

     The total cost of the Company's Year 2000 Plan is not considered material to the Company's financial condition. The estimated total cost of the Plan is expected to be approximately $400,000, and is being funded through operating cash flow. To September 30, 1999, the Company has incurred approximately $350,000 in costs related to its Year 2000 identification, assessment, remediation and testing efforts. At September 30, 1999 the major portion of the of the Company's Year 2000 compliance efforts have been completed with the balance to be expended thereafter monitoring the compliance process. None of the Company's other projects have been delayed or deferred as a result of the implementation of the Year 2000 Compliance Plan.

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

Contingency Plans

     As part of the Company's continuing assessment of its Year 2000 compliance requirements, the Company has developed contingency plans to deal with what it feels is its worst case scenario. This contingency plan revolves around a staff team of information technology professionals that will be available on site during the Year 2000 date change period and the facilities to support that staff. This contingency plan will increase the availability of qualified Company system support staff at our Customer Service Center facilities in North America on December 31, 1999, and January 1,2,and 3, 2000. Additional qualified support staff will be available on a stand-by basis to be called on, if required.

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

     As of September 30, 1999, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.9 million. The majority of the Company's foreign exchange exposure is to the United States dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies to which the Company is exposed would simultaneously change by 10%. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     The Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts in the amount of Belgian Franc
238,000,000 ($9 million) and Great Britain Pounds 680,000 ($1.65 million) Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of the these transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $2.9 million.

     The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

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

          None.

     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

     Exhibit
      Number        Description
      ------        -----------

      10.14 Employment Agreement dated December 1, 1998 between the Company and Kenneth R. Miller

      10.15 Employment Agreement dated February 1, 1999 between the Company and Robert G. Cruickshank

          b)   Reports on Form 8-K

               None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MDSI MOBILE DATA SOLUTIONS INC.


Date:  November 15, 1999            By:  /s/ KENNETH R. MILLER
                                         ---------------------------------------
                                         Name:    Kenneth R. Miller
                                         Title:   Chief Executive Officer




Date:  November 15, 1999            By:  /s/ VERNE D. PECHO
                                         ---------------------------------------
                                         Name:    Verne D. Pecho
                                         Title:   Vice President Finance &
                                                  Administration and Chief
                                                  Financial Officer (Principal
                                                  Financial and Accounting
                                                  Officer)

                                 EXHIBIT INDEX
                                 -------------



     Exhibit
      Number        Description
      ------        -----------

      10.14 Employment Agreement dated December 1, 1998 between the Company and Kenneth R. Miller

      10.15 Employment Agreement dated February 1, 1999 between the Company and Robert G. Cruickshank