Form 10-K405
period 1999-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2000-03-31
CIK 935497

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-28968

                         MDSI MOBILE DATA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           CANADA                                          NOT APPLICABLE
       (Jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                           Identification No.)

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 27, 2000 was approximately US$386,765,000. The number of shares of the Registrant's Common Shares outstanding as of March 27, 2000 was 7,671,856.

                        Exhibit Index Appears at Page 39

Forward-Looking Statements

      Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, risks and uncertainties related to delivering its products and services on the Internet, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business - Risk Factors."

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

                                    U.S. Dollars Per Canadian Dollar

                           1999        1998        1997        1996        1995
                      ----------  ----------  ----------  ----------  ----------
Period End ........   US $0.6925  US $0.6504  US $0.6999  US $0.7301  US $0.7323
Average ...........       0.6744      0.6715      0.7198      0.7329      0.7305
High ..............       0.6925      0.7105      0.7487      0.7513      0.7527
Low ...............       0.6535      0.6341      0.6945      0.7235      0.7023

On December 31, 1999 the noon buying rate was CDN$1.00 = US$0.6925. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in Canadian dollars.

                                     Part I

Item 1: Business

The Company

      MDSI develops, markets, implements and supports mobile workforce management solutions for use in the field service industry. The Company's products include market-specific applications, wireless connectivity software and related network and mobile computing equipment. These products are used by a wide variety of companies with substantial mobile workforces, such as utility, telecommunications companies, and public safety organizations. When used in conjunction with public and private wireless data communications networks, MDSI's products provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. In addition, these products enable the Company's customers to cost-effectively communicate with their mobile workers, while simultaneously enabling the mobile workforce to interface with their corporate information system on a real-time basis.

      The first generation of the Company's core product for the utility market, Advantex-Utility, was originally developed by MDI Mobile Data International Inc. ("MDI"), which was acquired by Motorola, Inc. ("Motorola") in 1988. The Company's predecessor, MDSI Mobile Data Solutions Canada Inc. ("MDSI Canada"), commenced operations in February, 1993 when it acquired the Advantex-Utility 4.0 and certain other assets of the Mobile Data Division of Motorola Canada Limited, a wholly-owned subsidiary of Motorola.

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

      In June 1996, the Company acquired all of the outstanding share capital of MDSI UK for aggregate consideration of $10,616,023, consisting of 55,263 Common Shares and $9,733,270 ((pound)4,500,000) in cash. The acquisition of MDSI UK was accounted for by the Company under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions."

      In July 1997, the Company acquired all of the outstanding share capital of Alliance Systems, Incorporated ("Alliance") for aggregate consideration of $9,116,828, consisting of 347,750 Common Shares and US$1,582,088 ($2,188,750) in
cash. Effective January 4, 1999, Alliance merged with Mobile Data Solutions Inc. ("MDSI USA"), a Delaware corporation and a wholly-owned subsidiary of the Company. MDSI USA is the surviving corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions" and " Results of Operations - Effects of Acquisitions."

      In February 1999, the Company's Board of Directors approved a plan to dispose of its transportation business unit. Effective June 1, 1999, the Company completed the sale of the transportation business unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $5,532,730. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $500,000, due January 1, 2001, bearing interest at 8% per annum.

      Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000.

Background

      Organizations within the field service industry are highly dependent upon their mobile workforces to support their respective products and services. The field service industry is composed of a number of market segments, such as the utility, telecommunications, cable and other general field service repair markets, in which mobile workers principally provide repair, maintenance, installation and other services for customers. The public safety market is composed of the police, fire and ambulance markets in which mobile workers provide law enforcement, emergency and medical services. Historically, these organizations have managed and supported their mobile workers by communicating information through wireline or voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion.

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

      The Company believes that significant trends in the regulatory environment, numerous technological advances and a recent significant increase in competitive pressures have reduced many of these limitations and have accelerated, and will continue to accelerate, the adoption of mobile data solutions by the field service industry. Deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks, such as ARDIS and RAM, are now widely available in North America, and similar networks are available in Europe and the Asia Pacific region. Increasing competition among these networks and the emergence of new wireless communication services, provided by organizations such as AT&T, Ameritech Mobile Communication and others, has resulted in greater availability of wireless networks and lower costs to subscribers. Consequently, the Company believes that mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that the convergence of these trends will increase the likelihood of adoption of mobile data solutions by companies in the field service industry. See "Forward-Looking Statements."

The MDSI Solution

      MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets in the field service industry to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable organizations in the field service and public safety industries to effectively communicate with, manage and support their mobile workers.

      MDSI's solutions include the Advantex family of applications and wireless connectivity software products designed for the field service industry. MDSI's software products provide applications for the automation of business processes, such as service order generation, scheduling and assignment, as well as wireless applications, such as work order dispatch, real-time status updates, service and credit authorization, two-way messaging and remote database access. MDSI's products are combined with professional services, such as implementation planning, project management, software configuration, software customization, training and ongoing technical support and software maintenance to effectively address a customer's mobile workforce management requirements. Where appropriate, MDSI also provides third party products and services as part of a complete mobile data solution. MDSI also offers general consulting services to organizations evaluating the costs and benefits of implementing mobile workforce management systems, as well as organizations evaluating wireless industry software products and technologies.

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

Markets

      The Company markets its products and services within the field service industry. The Company evaluates new markets based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets.

      The field service industry consists of organizations having significant numbers of mobile workers who provide various customer services outside of the office. The Company believes that increasing competition is forcing field service companies to focus on the efficiency and quality of their customer service operations. The Company's principal vertical markets within the field service industry are the utility, telecommunications and cable markets. MDSI also provides products for other segments of the field service industry, such as companies engaged in the maintenance and repair of office equipment.

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

      Telecommunications. The telecommunications market consists of providers of local, long-distance and wireless communication services worldwide. The Company believes that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels. See "Forward-Looking Statements." The Company has installed or has a contract to supply its products to numerous telecommunication companies worldwide, including two divisions of AT&T, Tele Danmark A/S, Citizens Telecom Services Company L.L.C. and Belgacom S.A.

      Cable. The cable market targeted by the Company consists of providers of cable television services principally in North America and Europe. In North America, over 75% of the subscriber base is under the control of the ten largest multiple service operators. Changes in the regulatory environment and technological developments, such as satellite television have led to the introduction of significant competition in the cable market. Technological advances have also led to the development of new services utilizing the cable infrastructure, allowing cable operators to provide high-speed Internet access and basic telephony to subscribers. The Company believes that growing competition and the introduction of new services will lead cable operators to adopt mobile data solutions to improve their competitiveness, efficiency and level of customer service. See "Forward-Looking Statements." Although several major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. The Company has installed or has a contract to supply its products to seven major cable operators, including Cox Communications Inc., Comcast Corp., MediaOne, Inc., Cablevision Systems and Adelphia Communications Corporation in the United States and Rogers Cablesystems Ltd. and Videotron in Canada.

      Public Safety. The public safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. The public safety industry was one of the first vertical industries to adopt mobile data technology. As a result, the Company believes that many organizations in the public safety industry are now poised to upgrade their original mobile data systems with new technology that provides increased capabilities over the first generation systems. See "Forward Looking Statements." The Company has installed one Advantex-Public Safety product with the North Carolina State Highway Patrol and has a contract to supply this product to the State of Ohio.

Customers and Applications

      The Company's customers vary in size from small local service companies to large regional and international organizations. During the year ended December 31, 1999 one international telecommunication company, Beligacom S.A., accounted for 12.2% of the Company's consolidated revenues, and for the years ended December 31, 1998 and 1997, one U.S. utility company accounted for 9.1% and 14.4%, respectively, of the Company's consolidated revenue. In the years ended December 31, 1999, 1998 and 1997, approximately 36.6%, 32.6% and 42.5%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue. In the years ended December 31, 1999, 1998 and 1997, revenue derived from sales outside of North America accounted for 24.8%, 3.4% and 10.1% of the Company's total revenue, respectively. See "Note 12 of the Company's Consolidated Financial Statements." Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."

Products

      The Company currently offers mobile workforce management solutions focused on the field service industry. The Company's products automate processes such as appointment scheduling, work load distribution, service order dispatching, real-time status updating, credit card authorization and database access, and replace voice radio and paper-based communications with wireless exchanges of information and messages between mobile users and remote database and dispatch centers.

Field Service Industry

      Advantex-Utility. Advantex-Utility is the Company's core product for the utility industry. Advantex-Utility provides the dispatcher with real-time service order information ("en route," "on site" or "job complete") and field service representative information (the number and location of service orders assigned, completed and outstanding), facilitating the effective management of the mobile work force. Numerous alerts are built into the system, including an alert to notify a dispatcher of a service order appointment which is in jeopardy of being missed. Employing mobile computing devices, field service representatives have significantly reduced paperwork. Advantex-Utility can be seamlessly integrated with an organization's LAN or WAN to provide real-time updates to other applications, such as inventory and billing systems. Advantex-Utility's modular design allows a utility company to configure a solution to its specific requirements. Building on the core Advantex-Utility functionality, optional modules include Map-based Dispatching, Order Scheduling, Workload Distribution and Call Ahead.

      Advantex-Telecommunications. Advantex-Telecommunications is the Company's core product for the telecommunications industry. This product provides the dispatcher with real-time work order information ("en route," "on site" or "job complete") and field service representative information (number and location of work order assigned, completed and outstanding), facilitating the effective and timely management of field service resources. Advantex-Telecommunications is designed to be integrated into other telecommunications enterprise applications such as telephone line testing, inventory and billing and may be interfaced to existing customer service systems (mainframe or non-mainframe) that generate work orders or provide data required by telecommunications company operations personnel. The Advantex-Telecommunications product is also marketed to the cable industry. Additional features of the Advantex-Telecommunications product include Least Cost Routing, Map-based Dispatching, Order Scheduling, Workload Distribution and Call Ahead.

      Advantex-Field Service. Advantex-Field Service is a general field service management system targeted to non-utility and non-telecommunications segments of the field service industry. Advantex-Field Service's core dispatch functionality allows service calls to be entered, displayed, printed and updated. The dispatch function allows work to be assigned, re-assigned, re-scheduled or canceled. A summary of the service schedule can be displayed for any day or week. A dispatcher has access to all customer information (by name, telephone number, customer number or equipment identifier), including the ability to access terms of agreements and view dispatch times, current field worker locations and schedules.

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

      Advantex-Enterprise Gateway. The Advantex-Enterprise Gateway family of inter-networking software products provides high speed, cost effective, enterprise-wide connectivity solutions across multiple wireless and wireline data networks. This software technology provides for the integration of existing wireline-based computing environments with the most prevalent wireless networks. Advantex-Enterprise Gateway allows users to integrate wireless and wireline data applications in a marketplace where no connectivity or interpretability standards are currently defined. MDSI markets the Advantex-Enterprise Gateway product primarily to its existing customers. The Advantex-Enterprise Gateway product consists of both the open message service (OMS) and open message client
(OMC) software components. OMS is a UNIX-based messaging solution providing bridge, router and gateway functionality. OMC is a Windows product providing wireless and wireline data access for PC compatible mobile computing devices.

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

Customer Support

      The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, typically on an annual basis, that take effect on the expiration of the product warranty. At December 31, 1999, the Company had 46 customer support personnel, of whom 22 were located in Canada, 19 in the United States, 1 in the United Kingdom and 4 in Copenhagen.

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

      The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in the design and development of specialized mobile computing devices, as well as radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner.

      As of December 31, 1999, MDSI's technical and engineering staff, supporting both product development and professional services, consisted of 286 employees, including 223 employees based at its Richmond, British Columbia headquarters, 62 employees based primarily at its Itasca, Illinois facility and other locations in the United States and 1 in the United Kingdom.

      During the years ended December 31, 1999, 1998 and 1997, the Company's total expenditures for product development were $9.9 million, $8.7 million and $4.9 million, respectively, reflecting 12.9%, 13.0% and 9.3% of the Company's revenue, respectively. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. See "Forward-Looking Statements."

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

      On February 1, 2000, the Company announced that it intends to sell its Advantex family of mobile workforce and wireless connectivity application software products over the Internet. See "Subsequent Events."

      At December 31, 1999, the Company's sales, marketing and technical support group consisted of 47 employees, with 26 based out of the Company's Richmond, British Columbia facility, 18 based out of its Itasca, Illinois facility, and 3 based out of various other international locations.

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

      The Company believes that in the utility and telecommunications industry segments the most important competitive factors are the reputation of the supplier and their proven record in implementing wireless data solutions. The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitors for telecommunications customers are Lucent Technologies, Inc. and Telcordia (formerly Bellcore).

      The Company believes that the principal competitive factors in the field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, the Company's principal competitors are Astea International Inc. and Metrix Inc. The Company's principal competitors in the cable market are Telcordia and MobileForce Technologies, Inc. (formerly Ubiquinet, Inc).

      MDSI primarily competes in the public safety market with Cerulean, PRC, Tiberon Systems, and New World Systems. Many of MDSI's competitors have a more established reputation in the public safety market. In many of the large public safety opportunities, MDSI is a subcontractor to a large prime contractor serving as the overall system integrator. MDSI is currently used as a subcontractor for public safety installations by Motorola.

Employees

      As of December 31, 1999, the Company had 453 full-time employees and contractors, including 286 in technical and engineering, 47 in sales, marketing and technical support, 46 in customer support and 74 in management, finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good.

Subsequent Events

      On February 1, 2000, MDSI announced that it intends to sell its Advantex family of mobile workforce management and wireless connectivity application software products over the Internet from a wirelessly-enabled Applications Service Provider ("ASP") site. When delivered over the Internet, it is anticipated that the Advantex applications will be similar in functionality to versions installed at customer sites. It is anticipated that MDSI's customers will pay a monthly fee for use of the applications or pay for the use of services on a "per transaction" basis. This strategy is intended to create a recurring source of revenue for the Company.

      The Company believes that its eBusiness strategy will assist it in addressing the needs of smaller organizations in its traditional markets that were previously unable to afford its products, and who did not have the technical resources to support such products. See "Forward-Looking Statements." MDSI intends to offer its ASP solution to customers through
(i) direct sales by MDSI, and (ii) co-marketing and partnership arrangements with other ASP providers in select vertical markets.

      MDSI also intends to use the ASP to host scheduling and dispatching engines, which are limited-function, non-configurable versions of its existing scheduling and wireless dispatching modules. MDSI intends to offer these ASP-based products separately or jointly to small customers with simple requirements in a variety of field service markets. See "Forward-Looking Statements."

Markets (eBusiness)

      The Company intends to build upon its strength in the utilities and telecommunications industries to implement the Company's eBusiness strategy. The Company believes that competition and deregulation create an opportunity for MDSI to offer its ASP services to smaller and medium-sized businesses in MDSI's existing "core" markets. The Company's eBusiness offering is targeted at the general services marketplace, which has been marked by the entrance of Internet intermediaries who offer a wide range of services, including home services, to consumers and small and medium-sized businesses. MDSI intends to initially target the U.S. and Canadian markets and then pursue opportunities in Europe. Further, MDSI intends to leverage its existing relationships with wireless network carriers to act as an additional distribution point for its ASP services. See "Forward-Looking Statements."

Customers and Applications (eBusiness)

      Currently, the Company does not have any eBusiness customers. The Company, in discussion with two organizations to establish new marketing channels. The Company is currently engaged in negotiations with OurHouse.com Inc. ("OurHouse.com"), an Internet web site for home improvement, home services and how-to information. The Company intends to enter into a distribution agreement with OurHouse.com, under which the Company will provide its scheduling and wireless dispatching engines to OurHouse.com. Under the proposed distribution arrangement, OurHouse.com customers will have access to real time, on-line scheduling and wireless dispatching of home repair and home improvement services. The Company made an investment of approximately $500,000 in OurHouse.com in connection with its distribution arrangement with OurHouse.com.

      MDSI is also engaged in negotiations with BellSouth Wireless Data ("Bellsouth"), a company with which it has a current business relationship, to finalize the terms of an agreement to integrate MDSI's ASP site with BellSouth's Intelligent Wireless Network. Under the proposed agreement, the parties intend to offer MDSI's eBusiness solutions jointly with airtime from BellSouth's network. MDSI and BellSouth intend to jointly market the bundled products, initially to small- to medium-sized utility and home service companies.

      MDSI believes that its eBusiness products will initially appeal to smaller customers who cannot afford the upfront costs of on-site implementations, and who do not have the internal technical resources to operate such systems. Because MDSI intends to offer its eBusiness products on a monthly subscription and/or transaction fee basis, the products have the potential to add a recurring revenue stream and may reduce MDSI's dependence on large contracts and individual customers. See "Forward-Looking Statements."

Products (eBusiness)

      MDSI's eBusiness products are designed to leverage MDSI's core Advantex products, including the wireless scheduling and dispatching technology. MDSI's latest version of its Advantex platform, called R7, has been designed to enable an ASP deployment. The eBusiness product, known as "eAdvantex", represents a modular, configurable version of Advantex that can be configured to support the needs of a variety of potential customers from a centrally hosted system. MDSI anticipates that additional vertical market versions of eAdvantex may be developed as initial customers are established. See "Forward-Looking Statements."

Professional and Customer Support Services (eBusiness)

      The Company is in the process of establishing a comprehensive, 7-day, 24-hour customer service support center to provide various levels of customer support to its eBusiness customers. The Company is also conducting benchmarking activities to assist in the design and operation of its data center. MDSI intends to provide professional services in conjunction with the deployment of its ASP offerings. These professional services personnel will draw upon the experience of existing MDSI personnel and will assist in the configuration of MDSI's systems to meet the needs of potential customers in the target markets.

Sales and Marketing (eBusiness)

      The Company intends to market its eBusiness products through a direct sales force. The Company also intends to use up to three other channels to market its eBusiness products. First, the Company intends to enter into agreements relationships with ASP's that are offering end-to-end suites of operating solutions to MDSI's targeted vertical markets, such as the telecommunications, utility and insurance markets. Under this type of arrangement, MDSI would link its ASP site to the ASP's site to offer Advantex as the workforce management component of the total solution. MDSI has yet to enter into any of these agreements. Second, MDSI intends to expand its agreements with wireless carriers and/or enter into new agreements with such carriers whereby the carrier's network services would be integrated with MDSI's ASP site, allowing MDSI and the wireless carriers to bundle airtime with workforce management and to jointly market the bundled products to customers. MDSI is currently engaged in negotiations with BellSouth with respect to a joint marketing agreement. Third, the Company intends to enter into agreements with operators of Internet sites that aggregate smaller service providers for home services, such as plumbing or lawn care. In this case, the Company intends to offer its non-configurable scheduling and dispatching products to such service providers. MDSI is currently engaged in negotiations in enter into an agreement of this type with OurHouse.com. See "Forward-Looking Statements."

Competition (eBusiness)

      The Company will face competition from a number of existing competitors and emerging Internet-based competitors in the eBusiness field. Existing competitors including iMedion, ClickService (formerly IET), FieldCentrix, and eDispatch. The Company believes that these competitors are primarily targeting smaller-sized businesses with an ASP service offering. These companies offer a "basic" scheduling and dispatch system. New competitors targeting Internet intermediaries for the provision of scheduling and dispatch software services include PointServe, ServeClick and X-Time. These competitors are specifically focused on Internet-based scheduling and dispatching services for the growing general services market, but do not currently offer a wireless solution.

      There can be no assurance that the Company will be able to successfully develop its ebusiness strategy or that it will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

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

      The Company relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. The Company from time to time has experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. Because the Company currently recognizes revenue on a percentage of completion method, delays in completion of certain contracts has caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. There can be no assurance that the Company will be able to complete current projects or implement future systems on a timely and cost-effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

      Because the Company is unable to forecast with certainty the receipt of orders for its products and services and the Company's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of the Company's expenses vary with its revenue. In particular, the Company plans to increase its operating expenses to implement its eBusiness strategy, expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative resources. The Company has also implemented its eBusiness strategy, which it anticipates it will receive revenues on a month-to-month or per-transaction basis. The Company anticipates that costs associated with implementing its eBusiness strategy will increase the Company's operating expenses and may not be offset by increased revenue until the Company successfully penetrates the market for its ASP-based service. There can be no assurance that the Company will effectively compete in this market or receive sufficient revenues from its eBusiness to offset such costs.

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

      Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 1999, 1998 and 1997, 12.9%, 27.7% and 28.6%, respectively, of the Company's revenue was attributable to third party products and services. Because the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

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

Lengthy Sales Cycles for Advantex Products

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

Dependence on Large Contracts and Concentration of Customers

      The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 1999, 1998 and 1997, approximately 36.6%, 32.6% and 42.5%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the years ended December 31, 1999, 1998 and 1997, one customer accounted for 12.2%, 9.1% and 14.4%, respectively, of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

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

Limited Operating History; History of Losses; Increased Expenses

      The Company commenced operations in February 1993 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. Due to non-recurring charges of $6.4 million, including $1.1 million with respect to restructuring certain operations and $5.3 million due to changes in estimates to complete certain contracts in the UK operations taken in September 1997, restructuring and reorganization charges of $2.0 million and $688,374, respectively, taken in connection with the reorganization of the Company and the acquisition of TelSoft in December 1995, and write-offs of $8.5 million and $10.0 million for acquired research and development taken in connection with the acquisitions of MDSI UK in June 1996 and Alliance effective April 1997, respectively, the Company incurred net losses of $11.5 million, $6.0 million , and $1.5 million in the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1999, the Company had an accumulated deficit of $12.3 million.

      Although the Company was profitable in its most recently completed fiscal year, there can be no assurance that, in the future, the Company will realize revenue growth or be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to implement its eBusiness strategy, expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. A relatively high percentage of the Company's expenses is typically fixed in the short term as the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows would be materially adversely affected. In addition, in view of the Company's recent revenue growth, the rapidly evolving nature of its business and markets, the Company's limited operating history and the recent acquisitions, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

New Product Development

      The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. See "Forward-Looking Statements." The Company's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products. See "Forward-Looking Statements."

eBusiness Development

      The Company intends to sell its Advantex family of mobile workforce management and wireless connectivity application software products over the Internet from a wirelessly-enabled ASP site on subscription or "per transaction" basis. The Company's eBusiness products are targeted at Internet intermediaries who offer a wide range of services, including home services that to consumers and small and medium-sized businesses. The Company anticipates that its operating expenses will increase as the Company establishes a comprehensive 7 day, 24 hour customer service support center to provide various levels of customer support for its eBusiness customers and increases its development and marketing efforts. The Company does not currently have any eBusiness customers, and there can be no assurance that the Company will successfully implement its eBusiness strategy. There also can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

Management of Growth

      Since its inception, the Company has experienced rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from nine employees in Canada in February 1993 to 453 employees located in Canada, the United States and other international locations at December 31, 1999. In addition, the recent acquisition of Alliance has increased the number of products the Company supports and markets, as well as the number of vertical markets into which it sells products. The Company has also recently expanded the geographical areas in which it operates. The Company believes that continued growth in the number and complexity of products and in the number of personnel will be required to maintain the Company's competitive position. The Company's rapid growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage recent and future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Dependence on Key Personnel

      The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. The Company intends to hire a significant number of additional technical and sales personnel in the next year. See "Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

Dependence on Selected Vertical Markets

      Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of the Company's revenue. In those years, the Company sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of the Company's revenue. In 1999, the telecommunications market accounted for 48% of the Company's revenue. The Company anticipates that a significant portion of its future revenue will be generated by sales of products to the telecommunications market. See "Forward-Looking Statements." A decline in demand for the Company's products in the utility or telecommunications markets as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

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

      The Company intends to market its eBusiness products through a direct sales force and through marketing relationships with ASP's that are offering end-to-end suites of operating solutions to MDSI's targeted vertical markets, wireless carriers and operators of Internet sites that aggregate smaller service providers for home services. The Company anticipates that these marketing relationships will be nonexclusive and may be terminated by either party without cause. There can be no assurance that the Company's eBusiness solutions will be compatible with these marketing partners or that they will not emphasize their own or third-party products to the detriment of the Company's products. The Company's failure to enter into marketing relationships, the failure of the parties to perform under these agreements or the inability of the Company to provide effective eBusiness solutions successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

      The Company primarily competes in the utility market with Utility Partners, L.C., M3i Systems, Inc. and Alterra Corp. The Company has several competitors in the telecommunications market, a few of which have historical relationships with certain of the large telecommunications companies. The Company's primary competitor for telecommunications customers are Lucent Technologies, Inc. and Telcordia. The Company's principal competitors in the cable market are Telcordia and MobileForce Technologies, Inc. In the general field service market, the Company's principal competitors are Astea International Inc. and Metrix Inc. In the public safety market, the Company's principal competitors are Cerulean, PRC, Tiberon Systems and New World Systems. The Company's eBusiness will face competition from a number of existing competitors and emerging Internet-based competitors, including iMedion, ClickService (formerly IET), FieldCentrix, eDispatch, PointServe, ServeClick and X-Time.

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

Proprietary Technology

      The Company's success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex and Compose marks. Other than one patent pending for certain technology, MDSI has not sought patent protection for its products. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products.

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

Risks Associated with International Operations

      In the years ended December 31, 1999, 1998 and 1997 revenue derived from sales outside of North America accounted for approximately 24.8%, 3.4% and 10.1%, respectively of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its continued growth and profitability will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition operating results and cash flows.

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

Concentration of Stock Ownership; Anti-Takeover Effects; Investment Canada Act

      The Company's directors, officers and their respective affiliates, in the aggregate, beneficially own approximately 21.0% of the outstanding Common Shares. As a result, these shareholders, if acting together, may be able to exercise significant influence over the Company and many matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may under certain circumstances also have the effect of delaying, deferring or preventing a change in control of the Company.

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

      In December 1998, the Company implemented a stock rights plan (the "Plan"). Pursuant to the Plan, shareholders of record on December 17, 1998 received a dividend of one right to purchase, for CDN$140, one Common Share of the Company. The rights are attached to the Company's Common Shares and will also become attached to Common Shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company's Common Shares. After a triggering event, the rights will detach from the Common Shares. If the Company is then merged into, or is acquired by, another corporation, the Company may either (i) redeem the rights or (ii) permit the rights holder to receive in the merger Common Shares of the Company or of the acquiring company equal to two times the exercise price of the right (i.e., CDN$280). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of the Company's Board of Directors, the offer is inadequate. While the Company is not aware of any circumstance that might result in the acquisition of a sufficient number of shares of the Company's Common Shares to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

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

Item 2: Properties

      The Company occupies approximately 92,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The Company has sub-let approximately 16,500 of this space until June 30, 2001 after which time it intends to occupy such space. The lease expires on November 30, 2008 with two options to renew for five years each. The Company also maintains an office in Itasca, Illinois. The Itasca office lease is for approximately 29,000 square feet and terminates on November 30, 2009.

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

                                     Part II

Item 5: Market for Registrant's Common Equity And Related Stockholder Matters

Price Range of Common Shares

      The Company's Common Shares began trading on The Toronto Stock Exchange and on the Montreal Exchange under the symbol "MMD" on December 20, 1995 and began trading on the NASDAQ National Market System under the symbol "MDSIF" on November 26, 1996. The Company changed its NASDAQ National Market System trading symbol to "MDSI" in April 1999. In December 1999, the Company's listing on the Montreal Exchange was automatically withdrawn as part of a restructuring plan of the Canadian stock exchanges. Prior to December 20, 1995, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on The Toronto Stock Exchange and the NASDAQ National Market System with their equivalent U.S. dollar amounts where applicable.

                                        The Toronto Stock Exchange                      NASDAQ National Market
                            ----------------------------------------------------        ----------------------
                                      US$(1)                        CDN$                    US$           US$
                            -----------------------       ----------------------         --------        -----
                              High            Low           High            Low            High           Low
                            --------         ------       --------         -----         --------        -----
1998
   First Quarter........      19.57          10.66          28.00          15.25           19.00         10.50
   Second Quarter.......      17.11          11.41          24.75          16.50           17.63         11.13
   Third Quarter........      14.09           7.92          21.35          12.00           14.13          7.88
   Fourth Quarter.......      17.83           9.40          27.50          14.50           18.00          9.25

1999
   First Quarter........      21.66          12.63          32.75           19.10          21.50         12.63
   Second Quarter.......      19.01          15.28          28.00          22.50           19.88         14.88
   Third Quarter........      18.17          11.51          27.00          17.10           18.38         11.38
   Fourth Quarter.......      26.14          12.34          38.50          18.15           26.50         12.25

----------

(1) US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."

      As of December 31, 1999 the Company had approximately 205 shareholders of record (including nominees and brokers holding street accounts), 98 shareholders of whom had addresses in the United States and who held 4,509,480 Common Shares, or 61.1 % of the Company's outstanding Common Shares.

      The Company has never paid dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Item 6: Selected Financial Data

      The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1999, 1998, 1997, 1996 and 1995 are derived from and are qualified by reference to the Company's audited consolidated financial statements which were audited by Deloitte & Touche LLP. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                              Years ended December 31,
                                               1999       1998       1997        1996      1995(5)
                                             --------   --------   --------    --------   --------
                                                        (in thousands, except per share data)
Statement of Operations Data:
  Revenue ................................   $ 77,440   $ 67,099   $ 52,859    $ 31,934    $  9,313
  Gross profit ...........................     43,902     35,030     27,977      13,460       6,303
  Operating income (loss)(3) .............     11,529      8,988     (1,587)      3,320      (1,159)
  Net income (loss) for the year(1)(2) ...      1,374      5,499    (11,547)     (6,014)     (1,533)
  Diluted earnings (loss) per common share   $   0.18   $   0.82   $  (1.84)   $  (1.24)   $  (0.30)
  Weighted average shares outstanding ....      7,767      6,723      6,261       4,855       5,117

US$ Equivalent (4):
  Revenue ................................   $ 52,225   $ 45,057   $ 38,078    $ 23,397    $  6,803
  Gross profit ...........................     29,608     23,523     20,138       9,865       4,604
  Operating income (loss)(2)(3) ..........      7,775      6,035     (1,142)      2,433        (847)
  Net income (loss) for the year(1) ......        927      3,693     (8,312)     (4,408)     (1,120)
  Diluted earnings (loss) per common share   $   0.12   $   0.55   $  (1.33)   $  (0.91)   $  (0.22)
  Weighted average shares outstanding ....      7,767      6,723      6,261       4,855       5,117

                                                                                                           US$
                                                                                                      Equivalent(4)
                                                                At December 31,                        December 31,
Balance Sheet Data:                            1999       1998       1997        1996      1995(5)        1999
                                             -------    -------    -------     -------     -------     ------------
  Cash and cash equivalents...............   $21,289    $ 5,308    $   110     $20,207     $ 1,992       $14,743
  Working capital ........................    34,326     13,266      9,287      23,112      (1,752)       24,060
  Total assets ...........................    70,878     56,568     40,644      45,572       4,978        49,083
  Non-current liabilities ................     3,496      1,907        296          20       1,995         2,421
  Stockholders' equity ...................    50,523     30,819     23,836      26,836         559        34,779

----------

(1) Net loss for the year ended December 31, 1997, includes non-recurring charges of $6,371,192 (US$4,585,984), including $1,145,152 (US$824,280)
      with respect to restructuring certain operations and $5,226,040 (US$3,761,704) due to changes in estimates to complete certain contracts entered into by its UK operations which existed prior to the Company's acquisition of MDSI UK.
(2) Net loss for the years ended December 31, 1997 and 1996 includes non-recurring charges of $10,002,982 (US$7,200,146) and $8,523,363
      (US$6,229,726) as a result of acquired research and development costs relating to the acquisitions of Alliance and MDSI UK in April 1997 and June 1996, respectively.
(3) Operating loss for the year ended December 31, 1995 includes non-recurring charges of $2,017,819 (US$1,490,765) and $688,374 (US$508,571) as a result of restructuring and reorganization costs, respectively, relating to the acquisition of TelSoft in December 1995.
(4) Solely for the convenience of the reader, Canadian dollar income statement amounts have been translated into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period, and Canadian dollar balance sheet amounts have been translated using the relevant period-end noon buying rate, as set forth in "Exchange Rates" contained in the forepart of this Annual Report. These translations are not necessarily representative of the amounts that would have been reported if the Company had historically reported its financial statements in U.S. dollars. In addition, the rates utilized are not necessarily indicative of the rates in effect at any other time.
(5) In 1995, the Company changed its year end from June 30 to December 31. The results of operations for the year ended December 31, 1995 are restated to present the results for the entire twelve month period

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The fourth paragraph under "Revenue", and the paragraphs entitled "Research and Development", "Sales and Marketing" , and "General and Administrative" , in the section entitled "Year ended December 31, 1999 Compared to the Year ended December 31, 1998" contain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles", "Dependence on Large Contracts and Concentration of Customers", "Limited Operating History; Increased Expenses", "Integration of Acquisitions" and "Competition."

      Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, Canadian dollars. See item 7A - "Market Risk".

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

      The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of twelve months and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

      Prior to 1996, MDSI typically supplied only the MDSI application and wireless connectivity software and related services as part of its contract with a customer. The portion of contracts requiring the supply of third party products and services was not material and was not separated for revenue purposes. Beginning in 1996, however, the Company was called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing. The Company recognizes revenue for the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue for the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

      The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. Some of the Company's contracts are cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Effects of Acquisitions

      The consolidated financial statements of the Company reflect the acquisition of Alliance effective April 17, 1997, which was accounted for using the purchase method.

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

      The Company has a limited history of operations on a combined basis with Alliance. In addition, since the acquisition of Alliance, the Company has restructured certain aspects of this operation. As a result, the financial information presented in this Annual Report is not indicative of the results that would have been obtained had the acquisitions occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

Disposition of Transportation Business Unit

      In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery segment (Transportation Business Unit). Effective June 1, 1999, the Company completed the sale of the transportation business unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $5,532,730. The proceeds comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $500,000, due January 1, 2001, bearing interest at 8% per annum.

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

      The Company's net income of $1.4 million for the year ended December 31, 1999 was comprised of a $7.2 million after-tax profit from continuing operations and an after-tax loss of $5.9 million on discontinued operations. The loss on discontinued operations is comprised of loss on operations of $2.4 million and loss on disposal of $3.5 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

Results of Operations

      The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                      Years ended December 31,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------    --------    --------
                                                            (in thousands)
Revenue:
   Software and services ......................   $ 59,231    $ 42,814    $ 34,789
   Third party products and services ..........      9,955      18,567      15,133
   Maintenance and support ....................      8,254       5,718       2,937
                                                  --------    --------    --------
                                                    77,440      67,099      52,859
Direct costs ..................................     33,538      32,069      24,882
                                                  --------    --------    --------
Gross profit ..................................     43,902      35,030      27,977
                                                  --------    --------    --------
Operating expenses:
   Research and development ...................      9,982       8,709       4,915
   Sales and marketing ........................     13,653      11,586       9,635
   General and administrative .................      8,361       5,370       3,934
   Amortization of intangible assets ..........        378         378         350
   Acquired research and development ..........         --          --      10,003
   Restructuring costs ........................         --          --         726
                                                  --------    --------    --------
                                                    32,374      26,043      29,564
                                                  --------    --------    --------
Operating income (loss) .......................     11,529       8,988      (1,587)
Other income ..................................     (1,124)         41         729
                                                  --------    --------    --------
Income (loss) before provision for income taxes     10,405       9,029        (858)
Provision for income taxes ....................     (3,178)     (2,726)     (2,702)
                                                  --------    --------    --------
Income (loss) from Continuing  operations .....      7,227       6,303      (3,560)
(Loss) from Discontinued  operations ..........     (5,853)       (804)     (7,987)
                                                  --------    --------    --------
Net income (loss) for the year ................   $  1,374    $  5,499    $(11,547)
                                                  ========    ========    ========

      The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                    Years ended December 31,
                                                ------------------------------
                                                 1999        1998        1997
                                                ------      ------      ------

Revenue:
   Software and services ...................      76.4%       63.8%       65.8%
   Third party products and services .......      12.9        27.7        28.6
   Maintenance and support .................      10.7         8.5         5.6
                                                ------      ------      ------
                                                 100.0       100.0       100.0
Direct costs ...............................      43.3        47.8        47.1
                                                ------      ------      ------
Gross profit ...............................      56.7        52.2        52.9
                                                ------      ------      ------
Operating expenses:
   Research and development ................      12.9        13.0         9.3
   Sales and marketing .....................      17.6        17.3        18.2
   General and administrative ..............      10.8         8.0         7.4
   Amortization of intangible assets .......       0.5         0.6         0.7
   Acquired research and development .......        --          --        18.9
   Restructuring costs .....................        --          --         1.4
                                                ------      ------      ------
                                                  41.8        38.8        55.9
                                                ------      ------      ------
Operating income (loss) ....................      14.9        13.4        (3.0)
Other income ...............................      (1.5)        0.1         1.4
                                                ------      ------      ------
Income (loss) before provision for
      income taxes .........................      13.4        13.5        (1.6)
Provision for income taxes .................      (4.1)       (4.1)       (5.1)
                                                ------      ------      ------
Income (loss) from Continuing operations....       9.3         9.4        (6.7)

(Loss) from Discontinued  operations ......       (7.6)       (1.2)      (15.1)
                                                ------      ------      ------
Net income (loss) for the year .............       1.8%        8.2%      (21.8)%
                                                ======      ======      ======

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

      Revenue - Revenue increased by $10.3 million (15.4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase was primarily due to the increase in software and services which was partially offset by a decrease in the revenue earned from third party products and services.

      Software and services revenue increased by $16.4 million (38.4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase was due to an 92% increase in the revenues earned from customers in the telecommunications market.

      Third party products and services revenue decreased by $8.6 million (46.4%) for the year ended December 31, 1999 compared to the year ended December 31, 1998. Third party products and services revenue is primarily earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

      Maintenance and support revenue was $8.3 million for the year ended December 31, 1999 as compared to $5.7 million for the year ended December 31, 1998, an increase of 44.3%. Typically, maintenance and support revenue will increase with the number of customers using MDSI's software.

      Direct Costs. Direct costs were 43.3% of revenue for the year ended December 31, 1999 as compared to 47.8% for the year ended December 31, 1998. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs include direct payroll, benefits and overhead charges. The decrease in proportion of direct costs to revenue relates primarily to the decrease third -party products and services, which have higher direct costs.

      Gross Margins. Gross margins were 56.7% of revenue for the year ended December 31, 1999 as compared to 52.2% for the year ended December 31, 1998. The change in profit margin relates to the change in the mix in revenues. The proportion in revenue of lower margin third-party products and services decreased in 1999 compared to 1998.

      Research and Development. Research and development expenses were $10.0 million, or 12.9% of revenue, for the year ended December 31, 1999, compared to $8.7 million, or 13.0% of revenue, for the year ended December 31, 1998. The 14.6% increase in research and development expenses in 1999 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

      Sales and Marketing. Sales and marketing expenses were $13.7 million or 17.6% of revenue for the year ended December 31, 1999 and 17.3% of revenue for the year ended December 31, 1998. This represents an increase of $2.1 million (17.8%) as compared to 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

      General and Administrative. General and administrative expenses were $8.3 million, or 10.8% of revenue, for the year ended December 31, 1999 and $5.4 million, or 8.0% of revenue, for the year ended December 31, 1998. This increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

      Other Income(expense). Other income (expense) was $(1.1) million for the year ended December 31, 1999 as compared to $0.0 million for the year ended December 31, 1998. Substantially all of other income (expense) relates to interest income on cash and short term deposits and fluctuations in foreign currency denominated assets and liabilities.

      Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1999 at the rate of 29.5%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Year ended December 31, 1998 Compared to the Year ended December 31, 1997

      Revenue - Revenue increased by $14.2 million (26.9%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase in revenue can be attributed to the reflection in the financial statements of a full year of Alliance's (now MDSI US) operations, in comparison to eight and one-half months in the year ended December 31, 1997, and to the continued growth of the existing business.

      Software and services revenue increased by $8.0 million (23.1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase is due primarily to the reflection of a full year of Alliance's results in the financial statements, and additional revenue from customers in both the telecommunications and utility markets.

      Third party products and services revenue increased by $3.4 million (22.7%) for the year ended December 31, 1998 compared the year ended December 31, 1997. Third party products and services revenue is primarily earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

      Maintenance and support revenue was $5.7 million for the year ended December 31, 1998 as compared to $2.9 million for the year ended December 31, 1997, an increase of 94.7%. Typically, maintenance and support revenue will increase with the number of customers using MDSI's software.

      Direct Costs - Direct costs were 47.8% of revenue for the year ended December 31, 1998 as compared to 47.1% for the year ended December 31, 1997.

      Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs include direct payroll, benefits and overhead charges.

      Gross Margins. Gross margins were 52.2% of revenue for the year ended December 31, 1998 as compared to 52.9% for the year ended December 31, 1997.

      Research and Development. Research and development expenses were $8.7 million, or 13.0% of revenue, for the year ended December 31, 1998, compared to $4.9 million, or 9.3% of revenue, for the year ended December 31, 1997. The 77.2% increase in research and development expenses in 1998 is a result of the continued development and enhancement of the Company's Advantex products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

      Sales and Marketing. Sales and marketing expenses were $11.6 million or 17.3% of revenue for the year ended December 31, 1998 and 18.2% of revenue for the year ended December 31, 1997. This represents an increase of $1.9 million (20.2%) as compared to 1997. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

      General and Administrative. General and administrative expenses were $5.4 million, or 8.0% of revenue, for the year ended December 31, 1998 and $3.9 million, or 7.4% of revenue, for the year ended December 31, 1997. This increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

      Other Income. Other income was $41,000 for the year ended December 31, 1998 as compared to $0.7 million for the year ended December 31, 1997. Substantially all of other income relates to interest income on cash and short term deposits and fluctuations in the currencies of the Company's foreign operations.

      Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1998 at the rate of 28.9%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Quarterly Results of Operations

      The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 1998 and ending December 31, 1999 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                               Three Months Ended
                                                                               ------------------

                                              -----------------------------------------   -----------------------------------------
                                                                  1999                                           1998
                                              -----------------------------------------   -----------------------------------------
                                              Dec. 31    Sept. 30   June 30    March 31   Dec. 31    Sept. 30   June 30    March 31
                                              --------   --------   --------   --------   --------   --------   --------   --------
                                                                             (Unaudited, in thousands)
Statement of Operations Data:
   Revenue:
     Software and services .................  $ 14,961   $ 15,658   $ 15,391   $ 13,221   $ 14,058   $ 11,027   $  9,906   $  7,823

     Third party products and services .....     1,419      1,992      2,459      4,086      8,044      6,719      2,936        868
     Maintenance and support ...............     2,312      2,504      1,913      1,524      1,696      1,616      1,273      1,133
                                              --------   --------   --------   --------   --------   --------   --------   --------
                                                18,693     20,154     19,762     18,832     23,799     19,362     14,115      9,824

   Direct costs ............................     7,633      8,859      8,247      8,799     11,881      9,646      6,038      4,503
                                              --------   --------   --------   --------   --------   --------   --------   --------
   Gross profit ............................    11,060     11,294     11,515     10,033     11,917      9,716      8,076      5,321
                                              --------   --------   --------   --------   --------   --------   --------   --------
   Operating expenses:
     Research and development ..............     2,514      2,514      2,515      2,440      2,759      2,509      1,788      1,653
     Sales and marketing ...................     3,163      2,914      3,697      3,880      3,215      2,776      2,875      2,720
     General and administrative ............     2,410      1,887      2,027      2,037      1,638      1,428      1,182      1,123
     Amortization of intangible assets .....        94         94         94         94         94         94         94         94
                                              --------   --------   --------   --------   --------   --------   --------   --------
                                                 8,181      7,409      8,333      8,451      7,706      6,807      5,938      5,590
                                              --------   --------   --------   --------   --------   --------   --------   --------
   Operating income (loss) .................     2,879      3,885      3,182      1,582      4,211      2,908      2,138       (269)
   Other income ............................      (453)        66       (491)      (245)       (77)      (182)       123        177
                                              --------   --------   --------   --------   --------   --------   --------   --------
   Income (loss) before income
       tax provision .......................     2,426      3,915      2,691      1,337      4,134      2,727      2,261        (92)
   Provision for income taxes ..............      (700)    (1,205)      (844)      (429)    (1,168)      (845)      (711)        (1)
    Income (loss) from continuing operations     1,726      2,746      1,847        907      2,965      1,881      1,550        (93)
   Income(loss) from discontinued operations        --         --         --     (5,853)      (443)      (117)      (413)       169
                                              --------   --------   --------   --------   --------   --------   --------   --------
   Net income (loss) for the period ........  $  1,726   $  2,746   $  1,847   $ (4,945)  $  2,522   $  1,764   $  1,136   $     76
                                              ========   ========   ========   ========   ========   ========   ========   ========

The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                                Three Months Ended
                                                                                ------------------

                                               -----------------------------------------   -----------------------------------------
                                                                   1999                                      1998
                                               -----------------------------------------   -----------------------------------------
                                               Dec. 31    Sept. 30   June 30    March 31   Dec. 31    Sept. 30   June 30    March 31
                                               -------    --------   -------    --------   -------    --------   -------    --------
   Revenue:
     Software and services ..................     80.0%      77.7%      77.9%      70.2%      59.1%      56.9%      70.2%      79.6%
     Third party products and services ......      7.6        9.9       12.4       21.7       33.8       34.7       20.8        8.8
     Maintenance and support ................     12.4       12.4        9.7        8.1        7.1        8.3        9.0       11.5
                                                ------     ------     ------     ------     ------     ------     ------     ------
                                                 100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
   Direct costs .............................     40.8       44.0       41.7       46.7       49.9       49.8       42.8       45.8
                                                ------     ------     ------     ------     ------     ------     ------     ------
   Gross profit .............................     59.2       56.0       58.3       53.3       50.1       50.2       57.2       54.2
                                                ------     ------     ------     ------     ------     ------     ------     ------
   Operating expenses:
     Research and development ...............     13.4       12.5       12.7       13.0       11.6       13.0       12.7       16.8
     Sales and marketing ....................     16.9       14.5       18.7       20.6       13.5       14.3       20.4       27.7
     General and administrative .............     12.9        9.4       10.3       10.8        6.9        7.4        8.4       11.4
     Amortization of intangible assets ......      0.5        0.5        0.5        0.5        0.4        0.5        0.7        1.0
                                                ------     ------     ------     ------     ------     ------     ------     ------
                                                  43.8       36.8       42.2       44.9       32.4       35.2       42.1       56.9
                                                ------     ------     ------     ------     ------     ------     ------     ------
   Operating income (loss) ..................     15.4       19.3       16.1        8.4       17.7       15.0       15.1       (2.7)
   Other income .............................     (2.4)       0.3       (2.5)      (1.3)      (0.3)      (0.9)       0.9        1.8
                                                ------     ------     ------     ------     ------     ------     ------     ------
   Income (loss) before income
      tax provision .........................     13.0       19.6       13.6        7.1       17.4       14.1       16.0       (0.9)
                                                ------     ------     ------     ------     ------     ------     ------     ------
   Recovery of (provision for)
      income taxes ..........................     (3.7)      (6.0)      (4.3)      (2.3)      (4.9)      (4.4)      (5.0)      (0.0)
                                                ------     ------     ------     ------     ------     ------     ------     ------
Income (loss) form continuing
      operations ............................      9.2       13.6        9.3        4.8       12.5        9.7       11.0       (0.9)
Income (loss) form discontinued
      operations ............................       --         --         --      (31.1)      (1.9)%     (.06)      (2.9)%      1.7
                                                ======     ======     ======     ======     ======     ======     ======     ======
   Net income (loss) for the period .........      9.2%      13.6%       9.3%     (26.3)%     10.6%       9.1%       8.1%       0.8%
                                                ======     ======     ======     ======     ======     ======     ======     ======

Liquidity and Capital Resources

            The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 1999, the Company had cash and cash equivalents of $21.3 million and working capital of $34.3 million.

            Cash provided by (used in) operating activities was $3.5 million, $8.4 million and $(1.1) million, respectively for the years ended December 31, 1999, 1998 and 1997. The $3.5 million of cash provided by operating activities in 1999 comprised $7.2 million net income, non-cash charges of $2.4 million and $(6.1) million of changes to non-cash working capital items. The changes to working capital items include a $2.4 million increase in trade receivables, a $287,000 increase in unbilled receivables, a $1.8 million decrease in prepaid expenses and a $241,000 increase in accrued liabilities offset by a $4.9 million decrease in trade payables, a $180,000 increase in taxes payable and a $499,000 decrease in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project though has yet to complete specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract. The $1.8 million decrease in prepaid expenses is primarily attributable to expenses incurred with respect to the Richmond facility, which were recovered from the landlord during the first half of 1999.

            Cash provided by (used in) financing activities was $20.4 million, $2.9 million and $(1.7) million, respectively during the years ended December 31, 1999, 1998 and 1997. The cash provided by financing activities in 1999 comprised $2.4 million in capital leases and $18.3 million from the issue of common shares partially offset by a $377,000 repayment of long-term debt. During 1999, the Company financed a major portion of its capital expenditure program through capital leases. The $18.3 million received for shares issued was made up of a 575,000 common shares issue on a private placement for net consideration of $14.7 million, exercise of stock options for proceeds of $3.2million and purchases by employees under the Company's share purchase plan of $409,000.

            Cash used in investing activities was $5.7 million, $2.6 million, $4.1 million, respectively for the years ended December 31, 1999, 1998 and 1997. Total investing activity in 1999 consisted of $5.9 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems.

            Existing sources of liquidity at December 31, 1999 include $21.3 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 1999, the Company's borrowing capacity under the line of credit was $8 million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At December 31, 1999, the Company was not utilizing this line of credit.

            The Company believes that future cash flows from operations, and its borrowing capacity under the operating line of credit will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company has no material additional commitments other than operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

Derivative Financial Instruments

      It is the policy of the Company not to enter into derivative financial instruments for trading purposes. The Company does enter into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on certain firm foreign currency transactions. The Company may also utilize foreign currency exchange contracts to hedge net assets or liabilities denominated in foreign currencies. These contracts are generally for eighteen months or less. Gains or losses relating to hedging firm commitments are deferred and included in the measurement of the foreign currency transaction subject to the hedge.

      The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31,1999, the Company had the following foreign currency forward contracts outstanding: 1) sold 104,000,000 Belgian Franc for delivery on October 31, 2000 for $4.3 million, 2) sold GBP sterling 350,000 and 180,000 for $ 814,660 and $ 418,860 to be delivered on May 31, 2000 and September 29, 2000 respectively.

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

      The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian and United States dollars. The Company has operations in the United States and Europe in addition to its Canadian operations and except as note below did not hedge these exposures in 1999. However, the Company may from time-to-time hedge any net exposure to the United States dollar.

      As of December 31, 1999, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $4.9 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

      The Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts to the Belgian Franc and Great Britain Pound. Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of these transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $4.1 million.

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

      None.

                                    Part III

Item 10: Directors and Officers of the Registrant

      The following table sets forth certain information concerning the Company's executive officers, officers, key employees and directors as of December 31, 1999.

Name                            Age      Position
------------------------------  ---      ---------------------------------------
Executive Officers
Erik Dysthe...................   62      Chairman of the Board and Director
Kenneth R. Miller (1).........   44      Chief Executive Officer and Director
Robert G. Cruickshank (2).....   49      President, Chief Operating Officer and
                                           Director
Verne D. Pecho................   56      Vice President - Finance and
                                           Administration and Chief Financial
                                           Officer
Officers and Key Employees
Simon Backer..................   44      Senior Vice President - Customer
                                           Engineering
Douglas Engerman(6)              43      Senior Vice President - Operations
Geoffrey Engerman(6)..........   45      Vice President - US Operations
Tommy Lee.....................   36      Senior Vice President - Product
                                           Development
Gene Mastro...................   52      Senior Vice President - Sales
Rodney Neumann (3)............   37      Senior Vice President - Business
                                           Development
Paul Ballinger................   52      Vice President and Chief Information
                                           Officer
M. Greg Beniston..............   42      Vice President - Legal and Corporate
                                           Secretary
Glenn Y. Kumoi................   37      Vice President - Chief Legal Officer
Ronald P. Toffolo.............   48      Vice President - Human Resources
Directors
Gerald F. Chew (1)(4)(5)......   39      Director
Bruno Ducharme (4)(5).........   41      Director
Robert C. Harris, Jr. (1)(4)..   53      Director
John T. McLennan (4) .........   54      Director
Terrence P. McGarty (4)(5)....   56      Director
Marc Rochefort (4)............   52      Director

----------
(1)   Member of Compensation Committee.
(2)   Appointed as a director on February 1, 2000.
(3)   Appointed as an officer February 7, 2000.
(4)   Member of Corporate Governance and Nominating Committee.
(5)   Member of Audit Committee.
(6)   Douglas Engerman and Geoffrey Engerman are brothers.

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

      Robert G. Cruickshank was appointed the Company's President and Chief Operating Officer on February 1, 1999. Mr. Cruickshank has over 28 years experience in the telecommunications industry with Telus (formerly, BC Telephone Company), where he held a number of senior management positions, including Senior Vice President, Sales and Customer Service from 1997 to 1999 and President of BC Tel Mobility from 1992 to 1997.

      Verne D. Pecho has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

      Simon Backer has served as Senior Vice President - Customer Engineering since March 1999. From August 1997 to February 1999, Mr. Backer was Vice President - Customer Engineering. Between 1997 and 1998 he was President and CEO of Retix Wireless Inc. From 1984 to 1996, Mr. Backer held numerous positions of progressive responsibility at Motorola's Wireless Data Group (formerly MDI), culminating in his appointment as Director of Architecture in 1996.

      Douglas Engerman has served as Senior Vice President Operations since October 1999. Prior to that he was Vice President - Utilities since November 1998. From July 1997 to October 1998 he was Vice President - Sales of MDSI USA. From 1989 to 1997, he was Executive Vice President at Alliance and was responsible for Sales and Marketing.

      Geoffrey Engerman has served as Senior Vice President - US Operations since October 1999, and as Vice President - US Operations since July 1997. From 1994 to July 1997, Mr. Engerman was President and Chief Technology Officer of Alliance. From 1983 to 1994, Mr. Engerman served as Vice President, Chief Operating Officer of Alliance.

      Tommy Lee has served as Senior Vice President - Product Development since March 1999, and as Vice President - Product Development since 1997. From inception of the Company to 1997, Mr. Lee served in various technical positions, including Director - Product Development and Software Development Manager. Between 1988 and 1995, Mr. Lee was a member of the scientific and engineering staff at McDonald, Dettwiler and Associates Ltd.

      Gene Mastro has served as Senior Vice President - Sales of the Company since October 1999. From November 1997 to September 1999, Mr. Mastro was Vice President Sales, Telecommunications of the Company. Form November 1988 to October 1997, Mr. Mastro held various senior sales management positions at Computer Sciences Corporation, most recently as Vice President Sales - Communications Industry Division. From 1974 to 1988 he held various sales management positions with IBM, Exxon and Chemical (Chase Manhattan) Bank.

      Rodney Neumann has served as Senior Vice President - Business Development of the Company since February 2000. From 1998 to February 2000, Mr. Neumann was a Vice President and General Manager at Kelman Technologies Inc. From 1986 to 1998 he held various technical and managerial positions at TELUS including Director of Enhanced Services responsible for its unregulated Internet and Ecommerce data communication services.

      Paul Ballinger has served as Vice President and Chief Information Officer since November 1999. From September 1993 to March 1999, Mr. Ballinger held a number of senior management positions at Telus (formerly BC Telephone Company), including Vice President and General Manager, Enhanced Services and Vice President, Business Design & Support. From 1991 to 1993, Mr. Ballinger was Director, Management Consulting with DMR Group.

      M. Greg Beniston has served as Vice President - Legal and Corporate Secretary of the Company since March 1996. From 1993 to the present, Mr. Beniston has also served as Corporate Counsel and Secretary of Xillix Technologies Corp. From 1988 to 1993, Mr. Beniston was a lawyer at the firm of Russell & DuMoulin, Barristers and Solicitors in Vancouver, British Columbia.

      Glenn Y. Kumoi has served as Vice President - Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President - General Counsel of the Company. From April 1997 to November 1998 Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia. From 1991 to 1994, Mr. Kumoi was a lawyer at the firm of Richards, Buell, Sutton, Barristers and Solicitors in Vancouver, British Columbia. Mr. Kumoi is also a director of eTVtech.com Communications Inc.

      Ronald Toffolo has served as Vice President - Human Resources since March 1999. Between 1997 and 1998, he was Director of Human Resources. From 1985 to 1997, Mr. Toffolo held various human resources management positions at Canadian Airlines International Ltd.

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

      The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Gerald F. Chew, Robert C. Harris, Jr., John T. McLennan, Terrence P. McGarty and Bruno Ducharme. Mr. Erik Dysthe was also appointed to this Committee in February 2000.

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

Item 11: Executive Compensation

Report of the Compensation Committee

      The Company's compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors which is composed of two non-employee directors and one-employee director. The compensation of the Chairman, Chief Executive Officer (CEO) and the President and Chief Operating Officer (COO) is determined by the Compensation Committee. The Chairman and the CEO had variable components to their compensation in the past financial year based on certain performance criteria. With respect to compensation for executive officers other than the Chairman, the CEO or the President and COO, the Board of Directors reviews a compensation proposal prepared by the CEO and the President and COO, and approved by the Compensation Committee.

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

Chief Executive Officers, Executive Officers and Key Employees

      There are currently 25 executive officers of the Company, including the chief executive officer. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer or key employee of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.

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

Summary Compensation Table ---

The following table sets forth all compensation paid in respect of the individuals who were, at any time during the 1999, 1998 and 1997 financial years of the Company, Chief Executive Officer of the Company or its subsidiaries and the four most highly compensated executive officers among the Company and its subsidiaries (collectively "Named Executive Officers"):

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Annual Compensation (in Cdn.$)
                                                                       --------------------------------------        Long Term
                                                                                                                Compensation Awards
                                                                                                                -------------------
                                                                                                 Other Annual     Securities Under
                                                     Years Ending      Salary        Bonus       Compensation         Options
Name and Principal Position                          December 31         ($)           ($)            ($)               (#)
-----------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                                        1999          275,000       44,000          N/A                 Nil
Chief Executive Officer                                  1998          180,632          Nil          N/A             150,000
                                                         1997          115,436          Nil          N/A               7,500

-----------------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank                                     1999          233,750       38,400          N/A             25,000
President and Chief Operating Officer                    1998              N/A          N/A          N/A             100,000
                                                         1997              N/A          N/A          N/A                 N/A

-----------------------------------------------------------------------------------------------------------------------------------
Robert Campbell(1)                                       1999          135,000      335,261          N/A                 Nil
Senior Vice President, Telecommunications/Cable          1998          135,000      106,532          N/A              35,000
                                                         1997          135,000       94,162          N/A               5,000


-----------------------------------------------------------------------------------------------------------------------------------
Gene Mastro                                              1999          246,880      352,350          N/A              35,000
Senior Vice President, Sales                             1998          238,284          Nil          N/A                 Nil
                                                         1997           37,059       21,394          N/A              30,000

-----------------------------------------------------------------------------------------------------------------------------------
Douglas Engerman(2)                                      1999          200,485      110,925          N/A               5,000
Senior Vice President, Operations                        1998          201,029      186,882(3)       N/A              30,000
                                                         1997           94,065      208,395(4)       N/A                 Nil
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Campbell resigned from the Company on December 31, 1999.
(2)   Mr. Engerman joined the Company in July 1997.
(3)(4) Non-recurring bonus paid to Mr. Engerman in connection with the Company's acquisition of Alliance Systems, Incorporated.

Stock Options

The following table sets forth stock options granted by the Company during the financial year ended December 31, 1999 to any of the Named Executive Officers:

         Option Grants During the Financial Year Ended December 31, 1999

-----------------------------------------------------------------------------------------------------------------------------------
                   Name                        Securities       % of Total       Exercise or     Market Value of    Expiration Date
                                             Under Options        Options        Base Price         Securities
                                              Granted (#)        Grantedto     (Cdn.$/Security)     Underlying
                                                               employees in                       Options on the
                                                              Financial Year                      Date of Grant
                                                                                                 (Cdn.$/Security)
-----------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                                 N/A               --               --                 --                 --
Chief Executive Officer

-----------------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank                            25,000            4.9%            $20.00             $20.00          Oct. 1, 2004
President and Chief Operating Officer

-----------------------------------------------------------------------------------------------------------------------------------
Robert Campbell                                   N/A               --               --                 --                 --
Senior Vice President,
Telecommunications/Cable

-----------------------------------------------------------------------------------------------------------------------------------
Gene Mastro                                      35,000            6.9%            $18.00             $18.00         Aug. 24, 2004
Senior Vice President, Sales

-----------------------------------------------------------------------------------------------------------------------------------
Douglas Engerman                                  5,000            1.0%            $18.50             $18.50          Oct. 5, 2004
Senior Vice President, Operations

-----------------------------------------------------------------------------------------------------------------------------------

The following table sets forth details of each exercise of stock options during the financial year ended December 31, 1999 by any of the Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis:

      Aggregated Options Exercised During the Financial Year Ended December 31, 1999 and Financial Year-End Option Values

-----------------------------------------------------------------------------------------------------------------------------------
                    Name                         Securities       Aggregate     Unexercised Options    Value of Unexercised in the
                                                 Acquired on        Value          At FY-End (#)         Money-Options at FY-End
                                                Exercise (#)     Realized ($)       Exercisable/           (Cdn.$) Exercisable/
                                                                                   Unexercisable           Unexercisable (1)(2)

-----------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                              Nil              Nil               166,249/56,251         $3,623,728/$1,215,201
Chief Executive Officer

-----------------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank                          Nil              Nil                40,000/85,000           $680,000/$1,445,000
President and Chief Operating Officer

-----------------------------------------------------------------------------------------------------------------------------------
Robert Campbell                                Nil              Nil                  39,332/0                 $906,769/$0
Senior Vice President,
Telecommunications/Cable

-----------------------------------------------------------------------------------------------------------------------------------
Gene Mastro                                    Nil              Nil                28,054/36,946            $593,531/$716,559
Senior Vice President, Sales

-----------------------------------------------------------------------------------------------------------------------------------
Douglas Engerman                               Nil              Nil                14,166/20,834            $304,569/$432,931
Senior Vice President, Operations

-----------------------------------------------------------------------------------------------------------------------------------

(1)   Based on TSE closing price of Cdn.$37.00 on December 31, 1999.
(2) Includes Options to purchase common shares within 60 days after December 31, 1999.

Compensation of Directors

      In November 1998, the Company commenced paying its outside directors a meeting stipend of US$2,500 for each board meeting they attended in person and US$1,000 for certain committee meetings. During the financial year ended December 31, 1999, the directors of the Company received aggregate cash compensation of $64,792 for their services. The Directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as Directors.

      Directors were also eligible to receive stock options issued pursuant to the Company's Stock Option Plan and in accordance with rules and policies of The Toronto Stock Exchange. On May 6, 1999, six Directors were each granted 3,000 stock options with vesting over two years at an exercise price of $25.50. These stock options are subject to the grantee being a Director on the date of vesting.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                     Number of Shares      % of total Shares
Directors, Named Executive Officers and 5% Shareholders(1)             Beneficially              Owned
                                                                         Owned(2)
----------------------------------------------------------           ----------------      -----------------
Erik Dysthe(3)                                                           466,867                  6.27
Richmond, B.C.  CANADA

Kenneth R. Miller(4)                                                     411,303                  5.45
Richmond, B.C.  CANADA

Robert G. Cruickshank(5)                                                  40,123                     *
Richmond, B.C.  CANADA

Robert Campbell(6)                                                        41,120                     *
Richmond, B.C.  CANADA

Gene Mastro(7)                                                            28,054                     *
New Yoik, NY USA

Douglas Engerman(8)                                                       57,428                     *
Blaine, WA USA

Gerald F. Chew(9)                                                         33,282                     *
San Francisco, CA  USA

Bruno Ducharme(10)                                                        19,125                     *
Montreal, Q.B.  CANADA

Robert C. Harris, Jr. (11)                                                88,080                  1.19
San Francisco, CA USA

Terrence P. McGarty(12)                                                   21,587                     *
Florham Park, NJ USA

Marc Rochefort(13)                                                        12,930                     *
Montreal, Q.B.  CANADA

John T. McLennan(14)                                                      21,125                     *
Mahone Bay, N.S. CANADA
                                                                      ----------
All Directors, Named Executive Officers and Officers as a group        1,559,400                 20.92
   (20 persons) ................................................

5% Shareholders

Kern Capital Management(15)                                              732,500                  9.92
114 West 47th Street
New York, NY
                                                                      ----------

----------
*     Represents beneficial ownership of less than 1% of the Common Shares.
(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 1999, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Shares outstanding as of December 31, 1999, together with the applicable options of such shareholder.
(3) Includes 338,498 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 68,205 Common Shares exercisable within 60 days after December 31, 1999 held by Mr. Dysthe individually.
(4) Includes options to purchase 166,249 Common Shares exercisable within 60 days after December 31, 1999.
(5) Includes options to purchase 40,000 Common Shares exercisable within 60 days after December 31, 1999.
(6) Includes options to purchase 39,332 Common Shares exercisable within 60 days after December 31, 1999.
(7) Represents options to purchase 28,054 Common Shares exercisable within 60 days of December 31, 1999.
(8) Includes options to purchase 14,166 Common Shares exercisable within 60 days after December 31, 1999.
(9) Represents options to purchase 33,282 Common Shares exercisable within 60 days after December 31, 1999.
(10) Represents options to purchase 19,125 Common Shares exercisable within 60 days after December 31, 1999.
(11) Includes options to purchase 36,250 Common Shares exercisable within 60 days after December 31, 1999.
(12) Includes 1,170 Common Shares held by The Telmarc Group Inc. and options to purchase 20,417 Common Shares exercisable within 60 days after December 31, 1999.
(13) Includes options to purchase 11,500 Common Shares exercisable within 60 days after December 31, 1999.
(14) Represents options to purchase 21,125 Common Shares exercisable within 60 days after December 31, 1999.
(15)  Beneficially owned by Robert E. Kern, Jr. and David G. Kern.

Item 13: Certain Relationships and Related Transactions

      In April 1996, the Company entered into an employment agreement with Erik Dysthe, the Company's Chairman. In December 1998, the Company entered into an employment agreement with Kenneth R. Miller, the Company's Chief Executive Officer. In February 1999, the Company entered into an employment agreement with Robert G. Cruickshank, the Company's President and Chief Operating Officer. See
Item 11 - "Executive Compensation".

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

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

      2. Consolidated financial statement schedules and Report of Independent Auditors are included as follows:

            Schedule II: Valuation and Qualifying Accounts

      3.    Exhibits:

            The following Exhibits are filed as part of this report:

            +2.1 Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman (previously filed as Exhibit 2.2)
            *3.1  Articles of Incorporation of the Company
            *3.2  Articles of Amendments of the Company
            *3.3  By-laws of the Company

                *4.1  Form of Common Share Certificate
             ++*10.1  1996 Stock Option Plan
             ++*10.2  1997 Stock Option Plan
             ++*10.3  1998 Stock Option Plan
              ++10.4  Stock Purchase Plan
              ++10.5  1999 Stock Option Plan
               *10.6 Form of Indemnification Agreement between the Company and certain officers of the Company (previously filed as
                      Exhibit 10.4)
               *10.7 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc. (previously filed as Exhibit 10.8)
               *10.8 Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd. (previously filed as Exhibit 10.9)
              +*10.9 Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)
             +*10.10 Employment Agreement dated July 1, 1995 between the Company and Kenneth R. Miller (previously filed as Exhibit 10.19)
              *10.11 Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company (previously filed as Exhibit 10.20)
              *10.12 Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent amendments (previously filed as Exhibit 10.23)
              *10.13 Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited (previously filed as Exhibit 10.25)
           **++10.14  Employment Agreement dated February 1, 1999 between the
                      Company and Robert Cruickshank
           **++10.15  Employment Agreement dated February 1, 1999 between the
                      Company and Kenneth Miller
               10.16 Master Purchase and Sale Agreement dated June 1, 1999 Between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)(1)

                21.1  List of the Company's Subsidiaries

                23.1  Consent of Deloitte & Touche LLP.

----------
* Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
** Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.
++ This document has been identified as a management contract or compensatory plan or arrangement.
+ Previously filed as an exhibit to Registrant's Registration Statement on Form F-4
(1) The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
(b)   Report on Form 8-K

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000.

                                  MDSI MOBILE DATA SOLUTIONS INC.


                                  By: /S/ KENNETH R. MILLER
                                      --------------------------
                                      Kenneth R. Miller, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.

         Signature                                     Title                                      Date
-------------------------------   ------------------------------------------------------      --------------

/S/ KENNETH R. MILLER             Chief Executive Officer and Director (Principal
-------------------------------   Executive Officer)                                          March 29, 2000
Kenneth R. Miller


/S/ ROBERT G. CRUICKSHANK         President, Chief Operating Officer and Director             March 29, 2000
-------------------------------
Robert G. Cruickshank


/S/ VERNE D. PECHO                Vice President - Finance and Administration and Chief
-------------------------------   Financial Officer (Principal Financial and Accounting
Verne D. Pecho                    Officer)                                                    March 29, 2000


/S/ ERIK DYSTHE
-------------------------------   Chairman of the Board and Director                          March 29, 2000
Erik Dysthe


/S/ GERALD F. CHEW                Director
-------------------------------   (Authorized U.S. Representative)                            March 29, 2000
Gerald F. Chew


/S/ BRUNO DUCHARME
-------------------------------   Director                                                    March 29, 2000
Bruno Ducharme


/S/ ROBERT C. HARRIS, JR.         Director                                                    March 29, 2000
----------------------------
Robert C. Harris, Jr.


/S/ TERRENCE P. MCGARTY           Director                                                    March 29, 2000
-------------------------------
Terrence P. McGarty


/S/ MARC ROCHEFORT                Director                                                    March 29, 2000
-------------------------------
Marc Rochefort


/S/ JOHN T. MCLENNAN              Director                                                    March 28, 2000
-------------------------------
John T. McLennan

                         MDSI MOBILE DATA SOLUTIONS INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Auditors.........................................  F-2

Consolidated Balance Sheets............................................  F-3

Consolidated Statements of Operations..................................  F-4

Consolidated Statements of Changes in Stockholders' Equity.............  F-5

Consolidated Statements of Cash Flows..................................  F-6

Notes to the Consolidated Financial Statements.........................  F-8

Report of Independent Auditors

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP
Chartered Accountants
Vancouver, British Columbia
February 3, 2000

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                         (Expressed in Canadian dollars)

                                                                       At December 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
Assets
Current assets
        Cash and cash equivalents                               $ 21,288,733    $  5,308,259
        Accounts receivable, net
           Trade                                                  18,982,034      16,603,944
           Unbilled                                                8,076,566       7,789,586
        Prepaid expenses                                           1,612,715       3,458,348
        Deferred income taxes (note 9)                               414,878       1,016,766
        Current portion of lease receivable (note 3)                 558,357         560,478
                                                                ------------    ------------
                  Total current assets                            50,933,283      34,737,381
Lease receivable (note 3)                                            193,003         845,889
Investments and advances, at cost (note 4)                         5,975,921              --
Capital assets, net (note 5)                                       9,217,847       5,137,296
Long term deferred income taxes (note 9)                             418,523              --
Intangible assets, net (note 6)                                    2,752,802       3,130,334
                                                                ------------    ------------
                                                                  69,491,379      43,850,900
Assets of discontinued operations (note 16)                        1,386,449      12,717,456
                                                                ------------    ------------
Total assets                                                    $ 70,877,828    $ 56,568,356
                                                                ============    ============

Liabilities and stockholders' equity
Current liabilities
        Accounts payable                                        $  2,267,631    $  7,140,470
        Accrued liabilities                                        3,559,318       3,320,436
        Income taxes payable (note 9)                              2,262,620       2,442,571
        Deferred revenue                                           6,819,376       7,317,895
        Current portion of long-term debt (note 7)                        --         377,332
        Current obligations under capital lease (note 11)          1,698,702         872,917
                                                                ------------    ------------
                  Total current liabilities                       16,607,647      21,471,621
Obligations under capital leases (note 11)                         3,496,431       1,907,037
                                                                ------------    ------------
                                                                  20,104,078      23,378,658
Liabilities of discontinued operations (note 16)                     250,303       2,370,579
                                                                ------------    ------------
Total liabilities                                                 20,354,381      25,749,237
                                                                ------------    ------------

Commitments and contingencies (note 11)

Stockholders' equity
        Common stock (note 8)
          Authorized:
            Unlimited common shares with no par value Issued:
            1999: 7,381,212 shares; 1998: 6,562,088 shares        62,968,249      44,637,778
        Treasury stock (13,475 shares)                              (122,743)       (122,743)
        Deficit                                                  (12,322,059)    (13,695,916)
                                                                ------------    ------------
                                                                  50,523,447      30,819,119
                                                                ------------    ------------
Total liabilities and stockholders' equity                      $ 70,877,828    $ 56,568,356
                                                                ============    ============

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Operations
                         (Expressed in Canadian dollars)

                                                           Years ended December 31,
                                                 --------------------------------------------
                                                      1999            1998            1997
                                                 ------------    ------------    ------------
Revenue
    Software and services                        $ 59,231,093    $ 42,813,657    $ 34,789,024
    Third party products and services               9,955,219      18,567,358      15,133,211
    Maintenance and support                         8,253,831       5,718,298       2,936,952
                                                 ------------    ------------    ------------
                                                   77,440,143      67,099,313      52,859,187

Direct costs                                       33,537,701      32,068,823      24,882,301
                                                 ------------    ------------    ------------
Gross profit                                       43,902,442      35,030,490      27,976,886
                                                 ------------    ------------    ------------
Operating expenses
    Research and development                        9,981,939       8,709,118       4,915,448
    Sales and marketing                            13,653,380      11,585,547       9,635,329
    General and administrative                      8,360,837       5,370,346       3,934,315
    Amortization of intangible assets                 377,532         377,532         350,239
    Restructuring costs (note 15)                          --              --         725,748
    Acquired research and development (note 2)             --              --      10,002,982
                                                 ------------    ------------    ------------
                                                   32,373,688      26,042,543      29,564,061
                                                 ------------    ------------    ------------
Operating income (loss)                            11,528,754       8,987,947      (1,587,175)
Other income (expense)                             (1,123,783)         41,362         729,265
                                                 ------------    ------------    ------------
Income (loss) before tax provision                 10,404,971       9,029,309        (857,910)

Provision for income taxes (note 9)                (3,178,328)     (2,725,957)     (2,702,498)
                                                 ------------    ------------    ------------

Income (loss) from continuing operations            7,226,643       6,303,352      (3,560,408)

Loss from discontinued operations (note 16)        (5,852,786)       (804,408)     (7,986,628)
                                                 ------------    ------------    ------------

Net income (loss) for the year                   $  1,373,857    $  5,498,944    $(11,547,036)
                                                 ============    ============    ============

Earnings (loss) per common share
    Earnings(loss) from continuing operations
     Basic                                       $       1.00           $0.97          $(0.57)
                                                 ============    ============    ============

     Diluted                                     $       0.93           $0.94          $(0.57)
                                                 ============    ============    ============

    Net earnings (loss)
     Basic                                       $       0.19           $0.85          $(1.84)
                                                 ============    ============    ============

     Diluted                                     $       0.18           $0.82          $(1.84)
                                                 ============    ============    ============

Weighted average shares outstanding
     Basic                                          7,245,071       6,504,188       6,261,001
                                                 ============    ============    ============

     Diluted                                        7,773,462       6,722,823       6,261,001
                                                 ============    ============    ============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Consolidated Statements of Stockholders' Equity
                         (Expressed in Canadian dollars)

                                             Common Stock
                                    ------------------------------  Special        Treasury
                                       Shares         Amount        Warrants         Stock          Deficit          Total
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balance, January 1, 1997               5,703,294   $ 30,681,176   $  3,925,100    $   (122,743)   $ (7,647,824)   $ 26,835,700

      Issued on exercise of
        stock options                    107,010      1,275,842             --              --              --       1,275,842
      Issued under Stock
        Purchase Plan                     21,671        343,843             --              --              --         343,843
      Issued on acquisition of
        Alliance (Note 2 )               347,750      6,928,078             --              --              --       6,928,078
      Issued on conversion of
        special warrants (Note 8)        280,000      3,925,100     (3,925,100)             --              --              --
      Net loss for the year                   --             --             --              --     (11,547,036)    (11,547,036)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1997             6,459,725     43,154,039             --        (122,743)    (19,194,860)     23,836,436

      Issued on exercise of
        stock options                     32,844        448,944             --              --              --         448,944
      Issued under Stock
        Purchase Plan (Note 8)            17,919        303,395             --              --              --         303,395
      Issued on conversion of
        warrants (Note 8)                 51,600        731,400             --              --              --         731,400
      Net income for the year                 --             --             --              --       5,498,944       5,498,944
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998             6,562,088   $ 44,637,778   $         --    $   (122,743)   $(13,695,916)   $ 30,819,119

      Issued on exercise of
        stock options                    215,980      3,185,880             --              --              --       3,185,880
      Issued under Stock
        Purchase Plan (Note 8)            28,144        408,654             --              --              --         408,654
      Issued on public
        offering (Note 8)                575,000     14,735,937             --              --              --      14,735,937
      Net income for the year                 --             --             --              --       1,373,857       1,373,857
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999             7,381,212   $ 62,968,249   $         --    $   (122,743)   $(12,322,059)   $ 50,523,447
                                    ============   ============   ============    ============    ============    ============

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)

                                                                                   Years ended December 31,
                                                                         --------------------------------------------
                                                                              1999            1998            1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities
    Income (loss) from continuing operations for the year                $  7,226,643    $  6,303,352    $ (3,560,408)
    Items not affecting cash:
         Depreciation and amortization                                      2,219,092       1,298,480       1,773,284
         Deferred income taxes                                                183,365       1,079,778         454,513
         Acquired research and development                                         --              --      10,002,982
         Changes in non-cash operating working capital items (note 13)     (6,131,864)       (251,950)     (9,726,389)
                                                                         ------------    ------------    ------------
    Net cash provided by (used in) operating activities                     3,497,236       8,429,660      (1,056,018)
                                                                         ------------    ------------    ------------

Cash flows from financing activities
    Issuance of common shares                                              18,330,471       1,483,739       1,619,685
    Repayment of long-term debt                                              (377,332)       (134,446)     (3,295,348)
    Proceeds from (repayment of) capital leases                             2,415,179       1,560,119         (53,856)
                                                                         ------------    ------------    ------------

    Net cash provided by (used in)  financing activities                   20,368,318       2,909,141      (1,729,519)
                                                                         ------------    ------------    ------------

Cash flows from investing activities
    Long term lease receivable repayment                                      655,007              --              --
    Acquisition of Alliance (note 2)                                               --              --      (1,892,426)
    Advances                                                                 (443,191)             --              --
    Acquisition of capital assets                                          (5,922,111)     (2,607,807)     (2,182,689)
                                                                         ------------    ------------    ------------

    Net cash used in investing activities                                  (5,710,295)     (2,607,807)     (4,075,115)
                                                                         ------------    ------------    ------------

Net cash provided by continuing operations                                 18,155,259       8,730,994      (6,860,652)

Net cash (used by) discontinued operations                                 (3,003,237)     (3,532,852)    (13,236,250)
                                                                         ------------    ------------    ------------

Net cash inflow (outflow)                                                  15,152,022       5,198,142     (20,096,902)

Cash and cash equivalents, beginning of year                                6,136,711         110,117      20,207,019
                                                                         ------------    ------------    ------------

Cash and cash equivalents, end of year                                   $ 21,288,733    $  5,308,259    $    110,117
                                                                         ============    ============    ============

Supplemental disclosure of cash flow information

    Cash payments for interest                                           $    199,641    $    140,475    $    182,513
                                                                         ============    ============    ============

    Cash receipts for interest                                           $    790,304    $    147,420    $    344,697
                                                                         ============    ============    ============

    Cash payments for taxes                                              $  3,405,769    $    224,667    $    417,701
                                                                         ============    ============    ============

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

In February 1999, the Company adopted a plan to dispose of the Transportation Business Unit which was completed on June 1, 1999. The Company disposed of the Transportation Business Unit for proceeds of $5,532,730 comprised of common shares representing an 11% interest in Digital Dispatch Systems, Inc. and a promissory note in the principal amount of $500,000, due January 1, 2001 and bearing an interest rate of 8% per annum.

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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

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

      (d)   Revenue recognition

            Statement of Position 97-2 (Software Revenue Recognition) (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by the Statement of Position 98-4 (SOP 98-4). The Company adopted SOP 97-2 effective for the Company's year ended December 31 1998. Based upon our interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning July 1, 1999. This pronouncement has not materially impacted the Company's revenue recognition practices.

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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (e)   Capital assets

            Capital assets are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

            Computer hardware and software  30% declining balance
            Furniture and fixtures          20% declining balance
            Leasehold improvements          lesser of lease term or useful life,
                                            generally five years

            The carrying value of capital assets is reviewed on a regular basis for any permanent impairment in value. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than it carrying amount. To date, no such impairment has been indicated.

      (f)   Goodwill

            Goodwill arising on the acquisition of Alliance is amortized on a straight-line basis over ten years. Management regularly reviews the carrying value of goodwill based upon expected future cash flows. To date, no impairment has been indicated.

      (g)   Foreign exchange

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

      (h)   Income taxes

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

            (i)   Investments

                  The Company accounts for investments on a cost basis, Any impairment in value that is determined to be other than temporary is charged to earnings.

            (j)   Earnings (loss) per common share

                  Basic earnings per share is computed by dividing net income
                  (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents in the weighted average number of common shares outstanding for a period, if dilutive. Common equivalent shares consist of common shares issuable upon the conversion of the special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (k)   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, amortization, determination of net recoverable value of assets, revenue recognized on long-term contracts, taxes and contingencies. Actual results could differ from those estimates.

      (l)   Derivatives

            From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. The Company had forward contracts as outlined in note 11(c).

      (m)   Stock-based compensation

            The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price at the date granted for all common stock options. As at December 31, 1999, no compensation cost has been recorded for any period under this method.

            The following pro forma financial information presents the net income (loss) for the year and income (loss) per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

                                               1999              1998             1997
                                         --------------    --------------   --------------
Net income (loss) for the year           $   (3,753,354)   $    2,130,833   $  (13,258,031)
                                         ==============    ==============   ==============
Diluted income (loss) per common share   $        (0.48)   $         0.32   $        (2.12)
                                         ==============    ==============   ==============

            Using the fair value method for stock-based compensation, additional compensation costs of approximately $5,127,211 would have been recorded for the year ended December 31, 1999 (1998 - $3,368,111 and 1997 - $1,710,995, respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of three years, a weighted average annualized volatility of the Company's share price of 65.14% (1998 - 56.03% and 1997 - 43.93% respectively) and a weighted average annualized risk free interest rate at 5.00% (1998 - 5.00% and 1997 - 5.00%
            respectively).

      (n)   Comprehensive income

            SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. As the Company's operations do not generate any other comprehensive items, the adoption of this standard has no affect on the Company's financial statements.

      (o)   Segmented information

            SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. The Company adopted SFAS 131 for the year ended December 31, 1997 (note 12).

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued

      (p)   Accounting for derivative instruments and hedging activities

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of this statement, which requires the accounting recognition of derivatives at fair value, will not have a significant effect on the Company's financial position or results of operations. SFAS 137 defers the date of implementation to June 15, 2000. The impact on the Company's financial statements has not been determined.

      (q)   Cash and cash equivalents

            Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

2.    ACQUISITIONS

      Alliance Systems Incorporated

      On April 17, 1997, the Company entered into an agreement to acquire all of the issued and outstanding shares of Alliance Systems Incorporated ("Alliance") for $9,116,828, consisting of 347,750 common shares and US$1,582,088 ($2,188,750) including cash of US$1,367,869 ($1,892,426) and
      US$214,219 ($296,324) of unsecured promissory notes which bear interest at 6.07% and matured on January 1, 1999. The acquisition was completed July 1, 1997 and the common shares were issued at that date. Alliance, based in Itasca, Illinois, is a supplier of mobile workforce management solutions to the utility, public safety and cable market sectors.

      This transaction has been accounted for using the purchase method and the purchase price has been allocated to the estimated fair value of net assets acquired as follows:

      Estimated fair value of net assets acquired:

      Current assets                                         $  1,737,363
      Capital assets                                            1,117,328
      Deferred income taxes                                     2,401,290
      Other assets                                                 27,287
                                                             ------------
                                                                5,283,268
                                                             ------------
      Current liabilities                                       6,833,045
      Long-term debt                                            3,111,690
                                                             ------------
                                                                9,944,735
                                                             ------------
                                                               (4,661,467)
      Acquired research and development                        10,002,982
      Goodwill                                                  3,775,313
                                                             ------------
                                                             $  9,116,828
                                                             ============

      The results of operations of Alliance have been consolidated from April 17, 1997.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

3.    LEASE RECEIVABLE

      At December 31, future payments under customer sales-types leases are as follows:

                                                   1999           1998
                                               -----------    -----------

      Total lease payments due                 $   771,893    $ 1,552,842
      Less: amount representing interest           (20,533)      (146,475)
                                               -----------    -----------
      Present value of lease payments              751,360      1,406,367
      less: current portion                       (558,357)      (560,478)
                                               -----------    -----------
                                               $   193,003    $   845,889
                                               ===========    ===========

      The lease has an effective interest rate of 7.25% and is payable in equal monthly instalments over 36 months with a remaining life of 16 months.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

4.    INVESTMENTS AND ADVANCES

                                                                  1999     1998
                                                              ----------   ----

      Investment in Digital Dispatch Systems Inc. (note 16)   $5,032,730   $ --
      Promissory note (note 16)                                  500,000     --
      Other advances                                             443,191     --
                                                              ----------   ----
      Total investments and advances                          $5,975,921   $ --
                                                              ==========   ====

5.    CAPITAL ASSETS

                                                 1999              1998
                                            ------------      ------------

      Computer hardware and software        $  8,390,577      $  5,280,566
      Furniture and fixtures                   2,837,268           130,663
      Vehicles                                    73,471            98,503
      Leasehold improvements                     327,224           196,697
                                            ------------      ------------
                                              11,628,540         5,706,429
      Less: accumulated depreciation          (2,410,694)         (569,134)
                                            ------------      ------------
                                            $  9,217,846      $  5,137,295
                                            ============      ============


6.    INTANGIBLE ASSETS

                                                  1999            1998
                                              -----------     -----------

      Goodwill                                $ 3,775,314     $ 3,775,314
      Less: accumulated amortization           (1,022,512)       (644,980)
                                              -----------     -----------
                                              $ 2,752,802     $ 3,130,334
                                              ===========     ===========

7.    LONG-TERM DEBT

                                                1999                 1998
                                             ---------            ---------

      Stockholders (i)                       $      --            $  72,800
      Promissory notes (ii)                         --              304,532
                                             ---------            ---------
                                                    --              377,332
      Less: current portion                         --             (377,332)
                                             ---------            ---------
                                             $      --            $      --
                                             =========            =========

            (i)   Stockholders

                  The amounts owing to stockholders are unsecured, non-interest bearing and without specific terms for repayment.

            (ii)  Promissory notes

                  The Company issued promissory notes in the amount of US$214,219 as part of the Alliance acquisition (note 2 ) to former stockholders of Alliance. The promissory notes were unsecured, bearing interest at the rate of 6.07% and matured January 1, 1999.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

8.    STOCKHOLDERS' EQUITY

      (a)   Stock options

            The Company adopted its Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value of the common shares at the time the options are granted. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 2,181,678 common shares. Information regarding the Company's stock options is as follows:

                                                                       Weighted
                                                      Number of        Average
                                                       Shares           Price
                                                     ----------       ---------
      Outstanding at January 1, 1997                    624,999           13.29

        Granted                                         514,000           23.46
        Exercised                                      (107,010)          11.92
        Cancelled                                       (53,471)          18.25
                                                     ----------
      Outstanding at December 31, 1997                  978,518           18.48

        Granted                                       1,112,750           16.56
        Exercised                                       (32,844)          13.78
        Cancelled                                      (403,218)          23.67
                                                     ----------
      Outstanding at December 31, 1998                1,655,206           16.01


        Granted                                         561,500           19.76
        Exercised                                      (215,980)          14.75
        Cancelled                                      (102,192)          15.75
                                                     ----------
      Outstanding at December 31, 1999                1,898,534           17.28
                                                     ==========

      The following table summarizes information concerning options outstanding at December 31, 1999:

                            Options Outstanding            Options Exercisable
                  --------------------------------------  ----------------------
                                  Weighted
                     Number        Average                   Number
                   Outstanding    Remaining     Weighted  Exercisable  Weighted
                      as of      Contractual     Average     as of     Average
    Range of        December        Life        Exercise    December   Exercise
Exercise Prices     31, 1999      (months)        Price     31, 1999    Price
---------------     --------      --------        -----     --------    -----
 $10.38-$15.50       985,135         9.81       $ 14.75     754,747    $ 14.41
 $16.00-$20.00       712,399        29.12         18.91     111,640      18.96
 $21.00-$25.00       138,000        25.73         22.56      84,639      22.44
 $25.50-$29.00        63,000        36.00         26.87          --         --
                   ---------        -----       -------     -------    -------
                   1,898,534        22.23       $ 17.28     951,026    $ 15.66
                   =========        =====       =======     =======    =======

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

8.    STOCKHOLDERS' EQUITY (continued)

            At December 31,1998 and 1997, 618,368 and 414,547 options were exercisable at a weighted average exercise price of $14.81 and $13.15 respectively.

      (b)   Stock purchase plan

            The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $10,000 for each employee per year. The subscription price of common shares purchased under the Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. The Company has reserved 100,000 common shares for issuance pursuant to the Stock Purchase Plan. During the year ended December 31, 1999, 28,144 common shares were issued under this Plan.

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

      (d)   Stock transactions

            On January 29, 1999, the Company completed a public offering for the sale and issue of 575,000 common shares at a price of $27.75 per share for net proceeds of $14,735,937 (net of offering costs of $1,220,313).

      (e)   Alliance employee stock ownership plan

            Prior to the Company's acquisition of Alliance, the Alliance employees participated in an employee stock ownership plan (the
            ESOP). Upon the Company's acquisition of Alliance (note 2), the remaining unallocated shares held by the ESOP were allocated to employees. At December 31, 1999, 99,079 shares of the Company were held by the ESOP of which all have vested and are in the process of being distributed.

      (f)   Shareholder rights plan

            At the Annual General Meeting on May 6, 1999, the Company's shareholders' approved the adoption of a Shareholder Rights Plan, similar to those adopted by other Canadian companies. Under the terms of the Plan, rights are attached to the common shares of the Company. These rights become marketable and exercisable only after certain specified events related to the acquisition of, or announcement of an intention to acquire 20% or more of the outstanding common shares of the Company.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

9.    INCOME TAXES

      The provision for income taxes consists of the following:

                                                                     1999            1998            1997
                                                                 -----------     -----------     -----------
      Current:
        Canada                                                   $   799,670     $(1,872,670)    $(1,945,359)
        Foreign                                                   (3,794,632)        226,461        (302,626)
                                                                 -----------     -----------     -----------
          Total current provision for income taxes                (2,994,962)     (1,646,209)     (2,247,985)
                                                                 -----------     -----------     -----------
      Deferred:
        Canada                                                      (694,951)        594,237              --
        Foreign                                                      511,586      (1,674,015)       (454,513)
                                                                 -----------     -----------     -----------
         Total deferred provision for income taxes                  (183,365)     (1,079,778)       (454,513)
                                                                 -----------     -----------     -----------
      Provision for income taxes                                 $(3,178,327)    $(2,725,987)    $(2,702,498)
                                                                 ===========     ===========     ===========

      The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the loss before tax provision due to the following:

      Statutory tax rate                                                45.0%           45.0%           45.0%

      (Provision for) recovery of income taxes computed
         at statutory rate                                       $(5,103,385)    $(3,142,549)    $    10,629
      Tax losses and (benefits) not recognized in the period
        that the benefit arose                                      (761,020)      1,528,458              --
      Lower effective rate on earnings of foreign subsidiaries     3,215,126        (647,530)      2,307,309
      Acquired research and development costs not
        deductible for tax purposes                                       --              --      (4,501,342)
      Amortization of intangibles not deductible for tax
        purposes                                                    (377,532)       (377,532)       (350,239)
      Other permanent differences                                   (151,518)        (86,804)       (168,855)
                                                                 -----------     -----------     -----------
      Provision for income taxes                                 $(3,178,329)    $(2,725,957)    $(2,702,498)
                                                                 ===========     ===========     ===========

      The principal components of the deferred portion of the provision for income taxes are as follows:

                                                                      1999            1998            1997
                                                                 -----------     -----------     -----------
      Depreciation                                               $   393,223     $        --     $        --
      Deferred revenue                                              (299,372)     (1,132,761)        258,233
      Operating loss carry forwards                                 (848,586)        114,225        (712,746)
      Other                                                          571,370         (61,242)             --
                                                                 -----------     -----------     -----------
      Total deferred provision for income taxes                  $  (183,365)    $(1,079,778)    $  (454,513)
                                                                 ===========     ===========     ===========

      The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

9.    INCOME TAXES (Continued)

                                                   1999           1998
                                               -----------    -----------
      Current

      Operating loss carry forwards            $   414,878    $ 1,016,766
                                               -----------    -----------
      Net current deferred tax asset           $   414,878    $ 1,016,766
                                               ===========    ===========

                                                   1999           1998
                                               -----------    -----------
      Non-current

      Depreciation                             $  (393,223)   $    40,271
      Other                                        811,746         (4,631)
                                               -----------    -----------
                                                   418,523         35,640
      Less: valuation allowance                         --        (35,640)
                                               -----------    -----------
      Net non-current deferred tax asset       $   418,523    $        --
                                               ===========    ===========

      At December 31, 1999, the Company has the following loss carry-forwards available for tax purposes:

      Country                                  Amount         Expiry
      -------                                  ------         ------

      Canada                                   $ 600,000      2003 through 2004

      Netherlands                            NLG 580,000      unlimited

10.   RELATED PARTY TRANSACTIONS

      Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees of US$25,000 paid to a company controlled by a director during the year ended December 31,1997.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

11.   COMMITMENTS AND CONTINGENCIES

      (a)   Capital and operating leases

            At December 31, 1999, future minimum payments under capital and non-cancellable operating leases for office space and computer equipment are as follows:

                                                      Capital       Operating
                                                       leases         leases
                                                    -----------    -----------
      2000                                          $ 2,022,743    $ 2,506,163
      2001                                            2,414,822      2,463,462
      2002                                            1,216,280      2,482,153
      2003                                               66,324      2,503,267
      2004                                                   --      2,542,381
      Thereafter                                             --     12,248,614
                                                    -----------    -----------
      Total minimum lease payments                    5,720,169    $24,746,040
                                                                   ===========
      Less: amount representing interest               (525,036)
                                                    -----------
      Present value of net minimum lease payments     5,195,133
      Less: current portion                          (1,698,702)
                                                    -----------
                                                    $ 3,496,431
                                                    ===========

            Rent expense for the year ended December 31, 1999 in respect of operating leases for office space was $2,798,804 (1998 - $2,728,233; 1997 - $1,583,767).

      (b)   Line and letters of credit

            The Company has an operating line of credit with a Canadian commercial bank to borrow up to $8,000,000 which bears interest at prime plus 0.5%. As at December 31, 1999, the Company was not utilizing the operating line of credit. The Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of Belgian Franc 101,068,000 maturing May 28, 2001, a bank guarantee in the amount of Danish Kroner 9,740,000, which matured, undrawn, at February 2, 2000 and a bank guarantee in the amount of Belgian Franc 3,060,000 maturing August 30, 2001 all with the same bank. The Company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.

      (c)   Foreign exchange forward contracts

            The Company has entered into a forward contract for Belgian Franc 104,000,000 with a delivery date of October 31, 2000, a forward contract for GBP 350,000 with a delivery date of May 31, 2000 and a forward contract for GBP 180,000 with a delivery date of September 29, 2000. All three foreign exchange forward exchange contracts have been accounted for as foreign currency hedges for specific foreign currency transactions.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

12.   SEGMENTED INFORMATION

      Segmented information

      In 1997, the Company adopted the Financial Accounting Standards Board statement No.131 (SFAS 131) requiring disclosure of a company's business segments. In 1998, the Company reported two business segments - Field Service and Delivery based on the differing capabilities of the software and hardware platforms offered to customers. In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery Segment which was subsequently sold effective June 1, 1999 (note 16). As a result the Company now has only one business segment and therefore does not provide a detailed breakdown other than provided by its general purpose financial statements.

      Geographic information

      The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                          1999                        1998                        1997
                -------------------------   -------------------------   -------------------------
                               Long-lived                 Long-lived                  Long-lived
                  Revenue        assets       Revenue       assets        Revenue       assets
                -----------   -----------   -----------   -----------   -----------   -----------
Canada          $ 2,480,095   $13,046,173   $ 2,984,562   $ 3,429,687   $ 1,975,850   $ 2,222,706
United States    55,737,104     4,981,648    61,847,684     5,614,529    45,525,859     4,712,938
Europe           16,968,400       106,120     1,917,269        55,713     2,826,037        59,623
Asia              2,254,544            --            --            --            --            --
South America            --            --       349,798            --     2,531,441            --
Other                    --         7,978            --        13,590            --        14,907
                -----------   -----------   -----------   -----------   -----------   -----------
                $77,440,143   $18,141,919   $67,099,313   $ 9,113,519   $52,859,187   $ 7,010,174
                ===========   ===========   ===========   ===========   ===========   ===========

      Long-lived assets consist of the lease receivable, investments, capital and intangible assets.

      Major customers

      During the year ended December 31, 1999, the Company earned revenue from one customer of $9,442,816 (1998 - one customer of $6,129,753; 1997 - one customer of $7,598,277). No other single customer accounted for more than 10% of total revenue.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

13.   CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                     1999           1998           1997
                                                 -----------    -----------    -----------
      Accounts receivable                        $(2,665,070)   $(7,462,658)   $(3,455,667)
      Work in progress                                    --         66,963        413,879
      Prepaid expenses                             1,845,633     (2,546,559)      (763,192)
      Income taxes payable                          (179,951)       577,909      1,864,662
      Accounts payable and accrued liabilities    (4,633,957)     4,581,954     (8,658,058)
      Deferred revenue                              (498,519)     4,530,441        871,987
                                                 -----------    -----------    -----------
                                                 $(6,131,864)   $  (251,950)   $(9,726,389)
                                                 ===========    ===========    ===========

14.   FINANCIAL INSTRUMENTS

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligations and assets and liabilities from discontinued operations reflected in the balance sheets approximate their respective fair values.

      The Company estimates the fair value of its non-interest bearing long-term debt using discounted cash flows assuming a borrowing rate equal to the Bank of Canada rate plus 2%.

                                 1999                   1998
                          -------------------   -------------------
                          Carrying    Fair      Carrying    Fair
                           Amount     Value      Amount     Value
                          --------   --------   --------   --------
      Long-term debt:
        Stockholders      $     --   $     --   $ 72,800   $ 72,800
        Promissory note         --         --    304,532    295,229
                          --------   --------   --------   --------
                          $     --   $     --   $377,332   $368,029
                          ========   ========   ========   ========

      The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. However, as these customers are geographically dispersed and bad debts have not been significant, concentrations of credit risk are considered to be minimal.

15.   PROVISION FOR RESTRUCTURING

      During the year ended December 31, 1997, the Company recorded a one-time charge of $725,748 with respect to restructuring of certain operations.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

16.   DISCONTINUED OPERATIONS

In February 1999, the Company's Board of Directors approved a plan for the sale of the Transportation Business Unit which develops mobile workforce software for the taxi, courier and roadside recovery markets. The disposition was completed June 24, effective June 1, 1999, for proceeds of $5,532,730. The proceeds comprise common shares representing an 11% interest in Digital Dispatch Systems Inc., a supplier of dispatch systems to the taxi market, and an 8%, $500,000 promissory note due January 1, 2001.

For the year ended December 31, 1999, the Company recorded a one-time charge of $5,852,786 concurrent with the decision to discontinue the Delivery segment of the Company's business. Certain contracts were retained for completion during the year 2000. The estimated cost to complete these contracts is included in the one-time charge.

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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997
                         (Expressed in Canadian dollars)

Results of discontinued operations
---------------------------------------------------------------------------------------------------------------------
                                                         December 31, 1999    December 31, 1998    December 31, 1997
                                                         -----------------    -----------------    -----------------
  Revenues                                                  $  4,008,198        $ 16,283,541        $ 17,420,993
                                                            ============        ============        ============
  Loss before income taxes                                    (2,375,492)           (940,473)         (8,369,952)
  Income tax                                                          --             136,065             383,324
                                                            ------------        ------------        ------------
  Operating loss to measurement date                          (2,375,492)           (804,408)         (7,986,628)
  Estimated loss on disposal
     (net of nil income taxes)                                (3,477,294)                 --                  --
                                                            ------------        ------------        ------------
  Loss from discontinued operations                         $ (5,852,786)       $   (804,408)       $ (7,986,628)
                                                            ============        ============        ============
Financial position of discontinued operations
---------------------------------------------------------------------------------------------------------------------
                                                         December 31, 1999    December 31, 1998    December 31, 1997
                                                         -----------------    -----------------    -----------------
  Current assets                                            $  1,386,449        $  9,147,621        $ 10,050,048
  Long term assets                                                    --           2,741,383           3,467,507
                                                            ------------        ------------        ------------
  Total assets of discontinued operations                   $  1,386,449        $ 11,889,004        $ 13,517,555
                                                            ============        ============        ============

  Current liabilities                                       $    250,303        $  2,370,579        $  5,744,111
  Long term liabilities                                               --                  --                  --
                                                            ------------        ------------        ------------
  Total liabilities of discontinued operations              $    250,303        $  2,370,579        $  5,744,111
                                                            ============        ============        ============
Cash flow of discontinued operations
---------------------------------------------------------------------------------------------------------------------
                                                         December 31, 1999    December 31, 1998    December 31, 1997
                                                         -----------------    -----------------    -----------------
  Operating activities                                      $ (2,871,759)       $ (2,454,603)       $(12,399,682)
  Investing activities                                          (131,480)            (94,786)           (405,144)
  Financing activities                                                --                  --            (428,424)
                                                            ------------        ------------        ------------
  Cash provided by (used for) discontinued operations       $ (3,003,239)       $ (2,549,389)       $(13,233,250)
                                                            ============        ============        ============