Form 10-Q
period 2000-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2000-05-15
CIK 935497

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________.

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The number of outstanding shares of the Registrant's common stock, no par value, at March 31, 1999 was 7,680,797.

================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2000


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

                  Consolidated Balance Sheets................................................................3

                  Consolidated Statements of Operations and Deficit..........................................4

                  Consolidated Statements of Cash Flows......................................................5

                  Notes to the Consolidated Financial Statements.............................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS ....................................................................10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................16

Part II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................................................17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................................................17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................17

         ITEM 5.  OTHER INFORMATION.........................................................................17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................17


SIGNATURES .................................................................................................18


Part I -  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                      (Expressed in United States dollars)
                                   (Unaudited)

                                                                                               As at
                                                                            ---------------------------------------
                                                                                  March 31,           December 31,
                                                                                    2000                 1999
                                                                            ------------------     ----------------
Assets

Current assets
     Cash and cash equivalents........................................            $16,707,829         $  14,750,040
     Accounts receivable, net
        Trade.........................................................              9,556,909            13,151,828
        Unbilled......................................................             10,080,135             5,595,902
     Prepaid expenses ................................................              1,854,575             1,117,380
     Deferred income taxes............................................                577,427               577,427
     Current portion of lease receivable..............................                392,207               386,861
                                                                            ------------------     ----------------
                                                                                   39,169,082            35,579,438
Lease receivable....................................................                   33,645               133,723
Investments.........................................................                4,884,221             4,140,457
Capital assets, net.................................................                7,212,113             6,386,647
Intangible assets, net..............................................                1,828,494             1,907,297
                                                                            ------------------     ----------------
                                                                                   53,127,555            48,147,562
Assets of discontinued operations (note 4)..........................                1,436,819               960,610
                                                                            ------------------     ----------------
Total assets.......................................................              $ 54,564,374          $ 49,108,172
                                                                            ==================     ================

Liabilities and stockholders' equity

Current liabilities
     Accounts payable ................................................            $ 1,522,996          $  1,571,143
     Accrued liabilities .............................................              2,956,369             2,466,095
     Income Taxes Payable ............................................              1,668,684             1,567,671
     Deferred revenue.................................................              6,341,576             4,724,850
     Current obligations under capital leases ........................              1,299,639             1,176,957
                                                                         ---------------------   -------------------
                                                                                   13,789,264            11,506,716
Obligations under capital leases.....................................               1,942,630             2,422,525
Liabilities of discontinued operations (note 4) .....................                 440,226               173,424
                                                                         ---------------------   -------------------
Total liabilities....................................................              16,172,120            14,102,665
                                                                         ---------------------   -------------------
Stockholders' equity

     Common stock.....................................................             47,849,178            44,814,259
     Treasury stock...................................................               (85,043)              (85,043)
     Deficit..........................................................            (8,681,777)           (9,294,272)
     Accumulated comprehensive income (loss) (note 1a)................              (690,104)             (429,437)
                                                                         ---------------------   -------------------
                                                                                   38,392,254            35,005,507
                                                                         ---------------------   -------------------
Total liabilities and stockholders' equity...........................            $ 54,564,374          $ 49,108,172
                                                                         =====================   ===================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                Consolidated Statements of Operations and Deficit
                      (Expressed in United States dollars)
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                            ----------------------------------------
                                                                                      2000                  1999
                                                                            ------------------     -----------------
Revenue
   Software and services..............................................             $ 9,669,190          $  8,748,341
   Third party products and services..................................                 497,696             2,703,647
   Maintenance and support............................................               2,024,346             1,008,522
                                                                            ------------------     -----------------
                                                                                    12,191,232            12,460,510

Direct cost...........................................................               4,588,533             5,814,621
                                                                            ------------------     -----------------
Gross profit..........................................................               7,602,699             6,645,889
                                                                            ------------------     -----------------
Operating expenses
   Research and development...........................................               1,938,706             1,614,204
   Sales and marketing................................................               2,750,406             2,567,317
   General and administrative.........................................               1,728,217             1,347,595
   Amortization of intangible assets..................................                  69,810                69,810
                                                                            ------------------     -----------------
                                                                                     6,487,139             5,598,926
                                                                            ------------------     -----------------
Operating income......................................................               1,115,560             1,046,963
Other income (expense)................................................               (212,365)             (162,395)
                                                                            ------------------     -----------------
Income before tax provision...........................................                 903,195               884,568
Provision for income taxes............................................               (290,700)             (284,110)
                                                                            ------------------     -----------------
Net income from continuing operations.................................                 612,495               600,458
Loss from discontinued operations (note 4)............................                       -            (3,872,683)
                                                                            ------------------     -----------------
Net income (loss).....................................................                 612,495           (3,272,225)
Deficit, beginning of period..........................................             (9,294,272)          (10,298,621)
                                                                            ------------------     -----------------
Deficit, end of period................................................            $(8,681,777)         $(13,570,846)
                                                                            ==================     =================
Earnings per Common Share
Earnings (loss) from continuing operations
  Basic...............................................................              $     0.08            $     0.09
                                                                            ==================     =================
  Diluted.............................................................              $     0.07            $     0.08
                                                                            ==================     =================
Net earnings (loss)
  Basic...............................................................              $     0.08          $     (0.47)
                                                                            ==================     =================
  Diluted.............................................................              $     0.07          $     (0.47)
                                                                            ==================     =================
Weighted average Common Shares outstanding
  Basic...............................................................               7,546,446             7,021,007
                                                                            ==================     =================
  Diluted.............................................................               8,909,158             7,628,799
                                                                            ==================     =================

                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                  Three months ended March 31,
                                                                               ----------------------------------
                                                                                      2000                1999
                                                                               ----------------     -------------
Cash flow from operating activities
     Net income from continuing operations............................            $   612,495         $  600,458
     Items not affecting cash:
          Depreciation and amortization...............................                491,632            373,305
          Deferred income taxes.......................................                      -             56,591
          Changes in non-cash operating working capital items.........                543,604         (1,342,469)
                                                                               ----------------     -------------
     Net cash provided by (used in) operating activities..............              1,647,731           (312,115)
                                                                               ----------------     -------------

Cash flows from financing activities
     Issuance of common stock.........................................              3,034,919         10,717,137
     Repayment of long-term debt......................................                      -           (197,492)
     Proceeds from capital leases.....................................              (357,213)            686,524
                                                                               ----------------     -------------
     Net cash provided by financing activities........................              2,677,706         11,206,169
                                                                               ----------------     -------------
Cash flows from investing activities
     Long term lease receivable.......................................                 94,733            119,240
     Acquisition of investments.......................................              (743,764)                  -
     Acquisition of capital assets....................................            (1,248,543)           (755,073)
                                                                               ----------------     -------------
Net cash used in investing activities............................                 (1,897,574)           (635,833)
                                                                               ----------------     -------------
Cash provided by continuing operations...............................               2,427,863         10,258,221
Cash provided by (used for) discontinued operations (note 4).........               (209,407)            796,514
                                                                               ----------------     -------------
Net cash inflow......................................................               2,218,456         11,054,735
Effects of foreign exchange fluctuations on cash.....................               (260,667)            349,648
Cash and cash equivalents, beginning of period......................               14,750,040          3,995,775
                                                                               ----------------     -------------
Cash and cash equivalents, end of period............................            $  16,707,829       $ 15,400,158
                                                                               ================     =============


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2000
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

          For purposes of these consolidated financial statements, the Company has adopted the U.S. dollar as the reporting currency. This improves investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded in accumulated comprehensive income (loss).

          Comprehensive Income for the period can be summarized as follows:


                                                    Three months ended March 31,
                                                    ---------------------------
                                                        2000            1999
                                                    ------------    -----------
          Net income from continuing operations     $  612,495       $ 600,458

          Comprehensive items
           - Translation adjustment                   (260,667)        349,647
                                                    ------------    -----------
          Comprehensive income for the period       $  351,828       $ 950,105
                                                    ============    ===========

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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2000
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   SEGMENTED INFORMATION

     Segmented information

     The Company develops, markets and supports mobile work force management systems serving the needs of industry and government. Examples include the utility, telecommunications/cable and public safety industries. At December 31, 1999, the Company reported only one business segments - Field Service. On February 1, 2000, the Company announced its intentions to sell its
     products  of  mobile   workforce   management  and  wireless   connectivity
     application software over the internet from a wirelessly-enabled Applications Service Provider ("ASP) site. As a result of that decision, the Company now has two business segments.

     Business Segments

                                                    Three months ended March 31, 2000
                                                    ---------------------------------
                                              Field
                                             Service         e-Business           Total
        -------------------------------------------------------------------------------------
          Revenue                        $ 12,191,232        $       -        $ 12,191,232

          Operating earnings                1,628,829         (513,269)          1,115,560

          Depreciation & Amortization         491,632                -             491,632

          Long Lived Assets                13,958,473                -          13,958,473

          Capital Expenditures              1,248,543                -           1,248,543


     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                             Three months ended March 31,
                                       -----------------------------------------
                                              2000                  1999
                                       --------------------  -------------------

           Canada....................        $     236,307        $     752,058
           United States.............           10,563,287            9,382,224
           Europe....................            1,370,251            1,901,635
           Asia......................               21,387              424,593
                                       --------------------  -------------------
                                             $  12,191,232        $  12,460,510
                                       ====================  ===================

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2000
                      (Expressed in United States dollars)
                                   (Unaudited)


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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                                                Three months ended
                                                                     March 31,
                                                         -------------------------------
                                                              2000              1999
                                                         -------------     -------------
        Weighted average shares outstanding......          7,546,446          7,021,007
        Common stock equivalents

             Stock options.......................          1,362,711            607,792
                                                         -------------     -------------
       Total shares for diluted earnings (loss)..          8,909,158          7,628,799
                                                         =============     =============


4.   DISCONTINUED OPERATIONS

     As a result of the Company's decision to dispose of its Delivery segment, the Delivery segment has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2000
                      (Expressed in United States dollars)
                                   (Unaudited)


4.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

Results of discontinued operations
--------------------------------------------------------------------------------------------------------------------
                                                                  March 31, 2000                March 31, 1999
                                                              ------------------------     -------------------------
   Revenues                                                    $               -             $       1,912,378
                                                              ========================     =========================
   Loss before income taxes                                                    -                    (1,572,278)
   Income tax                                                                  -                            -
                                                              ------------------------     -------------------------
                                                                               -                    (1,572,278)
   Estimated loss on future operations and disposal
      net of income taxes                                                      -                    (2,300,405)
                                                              ------------------------     -------------------------
   Income (loss) from discontinued operations                  $               -             $      (3,872,683)
                                                              ========================     =========================


Financial position of discontinued operations
--------------------------------------------------------------------------------------------------------------------
                                                                  March 31, 2000              December 31, 1999
                                                              ------------------------     -------------------------
   Current assets                                              $       1,436,819             $         960,610
   Long term assets                                                            -                             -
                                                              ------------------------     -------------------------
   Total assets of discontinued operations                     $       1,436,819             $         960,610
                                                              ========================     =========================
   Current liabilities                                         $         440,226             $         173,424
   Long term liabilities                                                       -                             -
                                                              ------------------------     -------------------------
   Total liabilities of discontinued operations                $         440,226             $         173,424
                                                              ========================     =========================


Changes in cash flow of discontinued operations
--------------------------------------------------------------------------------------------------------------------
                                                                  March 31, 2000                March 31, 1999
                                                              ------------------------     -------------------------
   Operating activities                                        $        (209,407)            $         859,232
   Investing activities                                                        -                       (62,718)
   Financing activities                                                        -                             -
                                                              ------------------------     -------------------------
   Cash provided by (used for) discontinued operations         $        (209,407)            $         796,514
                                                              ========================     =========================


5.   SUBSEQUENT EVENTS

     On May 9, 2000, the Company announced it had entered into an agreement to purchase Connectria Corporation, an online service management and ASP company through an exchange of shares. The acquisition is expected to close in the second quarter of 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     All financial information in this Form is expressed in United States dollars unless otherwise noted.

Overview

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications companies, cable companies and insurance companies. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

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

     The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software like MDSI's, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems, and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery segment (Transportation Business Unit). Effective June 1, 1999, the Company completed the sale of the transportation business unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,476. The proceeds comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $343,905, due January 1, 2001, bearing interest at 8% per annum.

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

     The Company's net income was $612,000 for the period ended March 31, 2000. This compares to a net loss of $3.3 million for the period ended March 31, 1999, comprised of an after-tax profit from continuing operations of $600,000 and an after-tax loss of $3.9 million on discontinued operations. The loss on discontinued operations is comprised of a loss on operations of $1.6 million and a loss on disposal of $2.3 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:


                                                                                 Three months ended March 31,
                                                                             --------------------------------------
                                                                                   2000                1999
                                                                             ------------------  ------------------
                                                                                (Unaudited)         (Unaudited)
Revenue
   Software and services.................................................             79.3%               70.2%
   Third party products and services.....................................              4.1                21.7
   Maintenance and support...............................................             16.6                 8.1
                                                                             ------------------  ------------------
                                                                                     100.0               100.0
Direct costs.............................................................             37.6                46.7
                                                                             ------------------  ------------------
Gross profit.............................................................             62.4                53.3
                                                                             ------------------  ------------------
Operating expenses
   Research and development..............................................             15.9                13.0
   Sales and marketing...................................................             22.6                20.6
   General and administrative............................................             14.2                10.8
   Amortization of intangible assets.....................................              0.6                 0.5
                                                                             ------------------  ------------------
                                                                                      53.3                44.9
                                                                             ------------------  ------------------
Operating income.........................................................              9.1                 8.4

Other income (expense)...................................................             (1.7)               (1.3)
                                                                             ------------------  ------------------
Income before tax provision..............................................              7.4                 7.1

Provision for income taxes...............................................             (2.4)               (2.3)
                                                                             ------------------  ------------------
Net income (loss)from continuing operations..............................              5.0                 4.8

Income (loss) from discontinued operations...............................              0.0               (31.1)
                                                                             ------------------  ------------------
Net income (loss)........................................................              5.0%              (26.3)%
                                                                             ==================  ==================

Three  Months Ended March  31,2000  Compared to the Three Months Ended March 31,
1999

     Revenue. Revenue decreased by $269,000 (2.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to the decrease in revenue from third party products and services delivered during the first quarter of 2000 relative to the same period in 1999.

     Software and services revenue increased by $920,000 (10.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is due to additional revenue from telecommunications customers.

     Third party products and services revenue decreased by $(2.2) million (81.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.0 million for the three months ended March 31, 2000 as compared to $1.0 million for the three months ended March 31, 1999. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Direct Costs. Direct costs were 37.6% of revenue for the three months ended March 31, 2000 as compared to 46.7% for the three months ended March 31, 1999. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges.

     Gross Margins. Gross margins were 62.4% of revenue for the three months ended March 31, 2000 as compared to 53.3% for the three months ended March 31, 1999. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the period. During the three months ended March 31, 2000 there was a decrease in third party products and services revenue which typically has a lower gross margin, than software and services revenue , which typically has a higher gross margin, relative to the same period in 1999.

     Research and Development. Research and development expenses were 15.9% of revenue for the three months ended March 31, 2000 and 13.0% of revenue for the three months ended March 31, 1999. Total research and development expenditures for the three months ended March 31, 2000 of $1.9 million represents an increase of $325,000 (20.1%) as compared to the same period in 1999. The increase in research and development expenses in 2000 is a result of the continued development and enhancement of the Company's Advantex products as well as development in the Company new e-Business strategy. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999 (Continued)

     Sales and Marketing. Sales and marketing expenses were 22.6% of revenue for the three months ended March 31, 2000 and 20.6% of revenue for the three months ended March 31, 1999. This represents an increase of $183,000 (7.1%) as compared to the same period in 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing efforts.

     General and Administrative. General and administrative expenses were 14.2% of revenue. Total general and administrative expenses of $1.7 million represents an increase of $381,000 (28.2%) for the three months ended March 31, 2000 as compared to the same period in 1999. The increase represents expanded administrative activity to support the Company's growth and the Company expects that the dollar amounts will continue to increase as the Company continues to expand its staffing, information systems and other administrative requirements necessary to support this growth.

     Other Income (Expense). Other income (expense) was $(212,000) for the three months ended March 31, 2000 as compared to $(162,000) for the three months ended March 31, 1999. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the three months ended March 31, 2000 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At March 31, 2000, the Company had cash and cash equivalents of $16.7 million and working capital of $25.4 million.

     Cash provided by (used in) operating activities was $1.6 million for the three months ended March 31, 2000 compared to $(312,000) for the three months ended March 31, 1999. The net inflow of cash from operating activities, after adding back depreciation and amortization of $492,000, is due to a net increase in non-cash working capital items of $544,000. The net increase in non-cash operating working capital items is due primarily to a net increase in trade payables of $442,000 plus an increase in deferred revenue of $1.6 million, which was offset by an increase in accounts receivable of $890,000 and an increase in prepaids of $737,000.

     Cash provided by financing activities of $2.7 million during the three months ended March 31, 2000 primarily relates to proceeds from common shares issued for $3.0 million pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan. The Company repaid $357,000 from its capital lease program. The capital leases are to be repaid evenly over a 36 month period ending April 30, 2002, bear interest at 7.23% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $1.9 million for the three months ended March 31, 2000 as compared to $636,000 for the three months ended March 31, 1999. Total investing activity during the three months ended March 31, 2000 consisted of purchases of capital assets, including computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems, and acquisition of investments. Purchases in 1999 related only to capital assets.

     Existing sources of liquidity at March 31, 2000 include $16.7 million of cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. At March 31, 2000, the Company had provided as a performance bond an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($4.2 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 2000, the Company had no borrowings under the line of credit.

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

     As of March 31, 2000, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.5 million. The majority of the Company's foreign exchange exposure is to United States dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     The Company has entered into foreign currency forward contracts in respect of net exposures under customer contracts to the Belgian Franc and the British Pound. Effective January 1, 1999, the Belgian Franc is tied to the Euro, the new European Union common currency. The effect of the these transactions is to reduce the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates to $3.2 million.

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

                None

          b)   Use of Proceeds from Sales of Registered Securities

               None.

     ITEM 3. Defaults Upon Senior Securities

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     Item 5. OTHER INFORMATION

          None.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

        Exhibit
        Number          Description
        ------          -----------

        99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MDSI MOBILE DATA SOLUTIONS INC.


Date:  May 15, 2000        By:   /s/ KENNETH R. MILLER
                                 ----------------------------------------
                                 Name:  Kenneth R. Miller
                                 Title: Chief Executive Officer




Date:  May 15, 2000        By:   /s/ VERNE D. PECHO
                                 ----------------------------------------
                                 Name:  Verne D. Pecho
                                 Title: Vice President Finance &
                                         Administration and Chief Financial
                                         Officer
                                         (Principal Financial and  Accounting
                                         Officer)

        Exhibit
        Number          Description
        ------          -----------

        99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements