Form 10-Q
period 2000-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2000-08-14
CIK 935497

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ------ -------

              The number of outstanding shares of the Registrant's common stock, no par value, at June 30, 2000 was 8,557,299.


================================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2000


                                                                                                         Page
                                                                                                         ----
Part I - FINANCIAL INFORMATION..............................................................................1

         ITEM 1. FINANCIAL STATEMENTS.......................................................................1

                 Consolidated Balance Sheets................................................................1

                 Consolidated Statements of Operations and Deficit......................................... 2

                 Consolidated Statements of Cash Flows......................................................3

                 Notes to the Consolidated Financial Statements.............................................4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................................................10

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................17

Part II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS ........................................................................18

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................18

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..........................................................18

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................18

         ITEM 5. OTHER INFORMATION.........................................................................20

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................20


SIGNATURES.................................................................................................21

Part I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                                         MDSI MOBILE DATA SOLUTIONS INC.

                                           Consolidated Balance Sheets
                                 (Expressed in United States dollars (note 1b))
                                                   (Unaudited)

                                                                                            As at
                                                                        ------------------------------------
                                                                           June 30,            December 31,
                                                                             2000                 1999
                                                                        --------------       ---------------
Assets
Current assets
     Cash and cash equivalents........................................     $9,570,196         $  14,612,923
     Accounts receivable, net
        Trade.........................................................     13,170,893            14,147,011
        Unbilled......................................................     12,449,274             5,595,902
     Prepaid expenses ................................................      1,869,983             1,121,580
     Deferred income taxes............................................        577,427               577,427
     Current portion of lease receivable..............................        329,808               386,861
                                                                        --------------       ---------------
                                                                           37,967,581            36,441,704
Lease receivable....................................................                -               133,723
Investments.........................................................        6,888,486             4,140,457
Capital assets, net.................................................        8,090,113             6,858,747
Intangible assets, net..............................................        1,981,015             1,907,297
                                                                        --------------       ---------------
                                                                           54,927,195            49,481,928
Assets of discontinued operations (note 4)..........................          837,959               960,610
                                                                        --------------       ---------------
Total assets.......................................................      $ 55,765,154          $ 50,442,538
                                                                        ==============       ===============
Liabilities and stockholders' equity
Current liabilities
     Accounts payable ................................................    $ 1,761,878          $  1,760,644
     Accrued liabilities .............................................      4,463,185             2,655,522
     Income taxes payable ............................................        898,012             1,567,671
     Deferred revenue.................................................      7,981,098             4,742,038
     Current portion of long term debt................................         47,831                52,153
     Current obligations under capital leases ........................      1,611,849             1,289,208
                                                                        --------------       ---------------
                                                                           16,763,853            12,067,236
Obligations under capital leases.....................................       2,116,396             2,632,406
Long Term Debt ......................................................           5,253                32,181
Liabilities of discontinued operations (note 4) .....................         106,267               173,424
                                                                        --------------       ---------------
Total liabilities....................................................      18,991,769            14,905,247
                                                                        --------------       ---------------

Stockholders' equity
     Common stock.....................................................     48,327,375            44,961,759
     Additional paid-up capital ......................................        220,700               220,700
     Treasury stock...................................................       (85,043)              (85,043)
     Deficit..........................................................   (10,999,543)           (9,130,688)
     Accumulated comprehensive income (loss) (note 1b)................      (690,104)             (429,437)
                                                                        --------------       ---------------
                                                                           36,773,385            35,537,291
                                                                        --------------       ---------------
Total liabilities and stockholders' equity...........................    $ 55,765,154          $ 50,442,538
                                                                        ==============       ===============


                 See notes to consolidated financial statements

                                                 MDSI MOBILE DATA SOLUTIONS INC.

                                        Consolidated Statements of Operations and Deficit
                                         (Expressed in United States Dollars (note 1b))
                                                           (Unaudited)

==================================================================================================================================
                                                                Three months ended                      Six months ended
                                                                      June 30                               June 30
                                                            --------------------------------      -------------------------------
                                                                  2000             1999                2000              1999
                                                            --------------    --------------      -------------     -------------
Revenue
     Software and services..............................     $  9,508,834     $   10,455,787       $ 19,178,024     $  19,204,128
     e-Business ........................................        1,551,212          1,325,351          3,040,179         2,430,818
     Third-party products and services..................          652,718          1,785,795          1,181,136         5,555,258
     Maintenance and support............................        1,973,092          1,299,457          3,997,438         2,307,979
                                                            --------------    --------------      -------------     -------------
                                                               13,685,856         14,866,390         27,396,777        29,498,183
Direct costs............................................        6,296,418          6,632,948         11,847,028        14,113,034
                                                            --------------    --------------      -------------     -------------
Gross profit............................................        7,389,438          8,233,442         15,549,749        15,385,149
                                                            --------------    --------------      -------------     -------------
Operating expenses
     Research and development.............................      2,275,316          1,739,079          4,314,222         3,360,283
     Sales and marketing .................................      3,365,434          2,545,928          6,190,898         5,141,706
     General and administrative...........................      2,079,216          1,662,836          4,192,777         3,309,387
     Costs of acquisition ................................      2,076,028                  -          2,076,028                 -
     Amortization of intangible assets....................         67,479             69,810            137,289           139,620
                                                            --------------    --------------      -------------     -------------
                                                                9,863,473          6,017,653         16,911,214        11,950,996
                                                            --------------    --------------      -------------     -------------
Operating income........................................       (2,474,035)         2,215,789         (1,361,465)        3,434,153

Other income (expense)....................................       (176,752)          (333,419)          (389,118)         (495,815)
                                                            --------------    --------------      -------------     -------------
Income before tax provision...............................     (2,650,787)         1,882,370         (1,750,583)        2,938,338
Provision for income taxes................................        172,428           (573,481)          (118,272)         (857,591)
                                                            --------------    --------------      -------------     -------------
Net income from continuing operations.....................     (2,478,359)         1,308,889         (1,868,855)        2,080,747
Loss from discontinued operations (note 4)................              -                  -                  -        (3,872,683)
                                                            --------------    --------------      -------------     -------------
Net income (loss).........................................     (2,478,359)         1,308,889         (1,868,855)       (1,791,936)

Deficit, Beginning of period..............................     (8,521,184)       (13,230,901)        (9,130,688)      (10,130,076)
                                                            --------------    --------------      -------------     -------------
                                                              (10,999,543)       (11,922,012)       (10,999,543)      (11,922,012)
Dividends ................................................              -           (147,000)                 -          (147,000)
                                                            --------------    --------------      -------------     -------------
Deficit, end of period.................................... $  (10,999,543)     $ (12,069,012)      $(10,999,543)    $ (12,069,012)
                                                            --------------    --------------      -------------     -------------
                                                            ==============    ==============      =============     =============
Earnings (loss) per common share
Earnings from continuing operations
     Basic ..............................................  $        (0.29)     $        0.16         $    (0.22)        $    0.26
                                                            ==============    ==============      =============     =============
     Diluted ............................................  $        (0.29)     $        0.14         $    (0.22)        $    0.23
                                                            ==============    ==============      =============     =============
Net earnings (loss)
     Basic ..............................................  $        (0.29)     $        0.16         $    (0.22)        $   (0.22)
                                                            ==============    ==============      =============     =============
     Diluted ............................................  $        (0.29)     $        0.14         $    (0.22)        $   (0.22)
                                                            ==============    ==============      =============     =============
Weighted average shares outstanding
     Basic...............................................       8,540,870          8,101,136          8,466,613         7,973,420
                                                            ==============    ==============      =============     =============
     Diluted.............................................       8,540,870          9,135,983          8,466,613         9,035,131
                                                            ==============    ==============      =============     =============


                 See notes to consolidated financial statements

                                         MDSI MOBILE DATA SOLUTIONS INC.

                                      Consolidated Statements of Cash Flows
                                 (Expressed in United States dollars (note 1b))
                                                   (Unaudited)


                                                                                     Six months ended June 30,
                                                                             ---------------------------------------
                                                                                    2000                   1999
                                                                             ----------------         --------------
Cash flow from operating activities
     Net income (loss) from continuing operations.....................         $  (1,868,855)          $  2,080,747
     Items not affecting cash:
          Depreciation and amortization...............................             1,345,724                892,499
          Deferred income taxes.......................................                     -                171,310
          Changes in non-cash operating working capital items.........            (2,263,188)            (3,205,077)
                                                                             ----------------         --------------
     Net cash used in operating activities............................            (2,786,319)               (60,521)
                                                                             ----------------         --------------
Cash flows from financing activities
     Issuance of common stock.........................................             3,365,615             11,505,220
     Payment of dividends.............................................                     -               (147,000)
     Repayment of long-term debt......................................               (31,250)              (269,493)
     Proceeds from (repayments of) capital leases.....................              (193,368)             1,046,212
                                                                             ----------------         --------------
     Net cash provided by financing activities........................             3,140,997             12,134,939
                                                                             ----------------         --------------
Cash flows from investing activities
     Long term lease receivable.......................................               190,776                211,054
     Acquisition of investments.......................................            (2,748,029)                     -
     Acquisition of intangible assets ................................              (220,000)                     -
     Acquisition of capital assets ...................................            (2,414,980)            (2,524,068)
                                                                             ----------------         --------------
     Net cash used in investing activities............................            (5,192,233)            (2,313,014)
                                                                             ----------------         --------------
Cash provided by (used in) continuing operations.....................             (4,837,555)             9,761,404
Cash provided by (used for) discontinued operations (note 4).........                 55,494               (206,631)
                                                                             ----------------         --------------
Net cash inflow (outflow)............................................             (4,782,061)             9,554,773
Effects of foreign exchange fluctuations on cash.....................               (260,666)             1,010,010
Cash and cash equivalents, beginning of period......................              14,612,923              3,605,559
                                                                             ----------------         --------------
Cash and cash equivalents, end of period............................           $   9,570,196          $  14,170,342
                                                                             ================         ==============



                 See notes to consolidated financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)


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

     (b)  Reporting and functional currency

          The company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated comprehensive income (loss)

          Comprehensive Income for the period can be summarized as follows:

                                              Three months ended June 30,             Six months ended June 30,
                                         --------------------------------------    ---------------------------------
                                               2000                  1999               2000                1999
                                         ----------------      ----------------    --------------      -------------
           Net income from continuing      $ (2,478,359)         $ 1,308,889        $(1,868,855)         $2,080,747
           operations

           Comprehensive items
               - Translation adjustment               -              660,363           (260,666)          1,010,010
                                         ------------------   -----------------    ----------------   --------------
           Comprehensive income for the    $ (2,478,359)          $1,969,252        $(2,129,521)         $3,090,757
           period                        ==================   =================    ================   ==============


                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          As at June 1, 2000 the Company and its subsidiaries adopted the U.S. dollar as their primary currency of measurement. The change in the Company's currency of measurement was made due to the Company's purchase of Connectria Corporation ("Connectria") and the resulting increase in the Company's sales and costs denominated in U.S. dollars. The purchase of Connectria as well as U.S. dollar denominated expenditures as a percentage of overall expenditures increasing over time and an increase in the generation of cash flows from sales in U.S. dollars resulted in the Company's decision to change the currency of measurement to the U.S. dollar.

          The company translates transactions in foreign currencies at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the measurement currency are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

          As a result of the change in the currency of measurement, the company's foreign currency risk has changed from U.S. dollar denominated monetary assets and liabilities to non-U.S. dollar denominated monetary assets and liabilities and the risk of the impact of exchange rate changes relative to the U.S. dollar. The ultimate effects of the change on our financial position and results of operations will only be determinable in the future based on exchange rate changes that occur in such periods.

     (c)  Use of estimates

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

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



2.   SEGMENTED INFORMATION

     Segmented information

     The Company develops, markets and supports mobile work force management systems serving the needs of industry and government. Examples include the utility, telecommunications/cable and public safety industries. At December 31, 1999, the Company reported only one business segment - Field Service. On February 1, 2000, the Company announced its intentions to sell its
     products  of  mobile   workforce   management  and  wireless   connectivity
     application software over the internet from a wirelessly-enabled Applications Service Provider ("ASP") site. As a result of that decision, the Company now has two business segments.

     On June 1, 2000, the Company completed its acquisition of Connectria Corporation (note 5). As Connectria is considered part of the Company's e-Business operating segment and the transaction has been treated using the pooling of interests method, the Company has reflected the acquisition by segregating the e-Business segment for the three and six month periods ending June 1999.

     Business Segments

                                             Three months ended June 30, 2000                Six months ended June 30, 2000
                                          Field                                          Field
                                         Service       e-Business(1)      Total            Service      e-Business(1)    Total
        -------------------------------------------------------------------------------------------------------------------------
        Revenue                       $ 12,110,566    $ 1,575,290    $ 13,685,856     $ 24,301,798    $ 3,094,979   $ 27,396,777
        Operating earnings              (1,732,076)      (741,959)     (2,474,035)        (103,246)    (1,258,219)    (1,361,465)
        Depreciation & Amortization        792,468         35,424         827,892        1,279,596         66,128      1,345,724

        Long lived assets               14,058,532      2,901,082      16,959,614       14,058,532      2,901,082     16,959,614
        Capital Expenditures             1,046,729        116,684       1,163,413        2,139,870        275,110      2,414,980




                                             Three months ended June 30, 1999                Six months ended June 30, 1999
                                          Field                                          Field
                                         Service       e-Business(1)     Total            Service      e-Business(1)     Total
        -------------------------------------------------------------------------------------------------------------------------

        Revenue                       $ 13,425,438    $ 1,440,952    $ 14,866,390     $ 25,885,948    $ 3,612,235   $ 29,498,183
        Operating earnings               2,161,716         54,073       2,215,789        3,208,678        225,475      3,434,153
        Depreciation & Amortization        488,390         15,402         503,792          851,292         41,207        892,499

        Long lived assets               12,567,531        338,970      12,906,501       12,567,531        338,970     12,906,501
        Capital Expenditures             1,629,767        125,072       1,754,839        2,384,840        139,228      2,524,068


(1) The e-Business operating segment also includes revenues from third-party products and services.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



2.   SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                    Three months ended June 30,       Six months ended June 30,
                                  --------------------------------------------------------------
                                       2000             1999            2000            1999
                                  --------------   -------------    -------------  -------------
     Canada....................       $  217,300      $  695,797        $ 453,607    $ 1,448,579
     United States.............       10,412,336      11,540,035       22,492,312     23,096,891
     Europe....................        2,690,226       2,125,164        4,060,477      4,023,803
     Other.....................          365,994         505,394          387,381        928,910
                                  --------------   -------------    -------------  -------------
                                    $ 13,685,856    $ 14,866,390     $ 27,396,777   $ 29,498,183
                                  ==============   =============    =============  ==============


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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                                             Three months ended                 Six months ended
                                                                  June 30,                           June 30,
                                                     --------------------------------  ---------------------------------
                                                           2000             1999             2000               1999
                                                     ---------------   --------------   --------------     -------------
     Weighted average shares outstanding.........         8,540,870        8,101,136        8,466,613         7,973,420

     Common stock equivalents

     Stock options...............................                 -        1,034,847                -         1,061,711
                                                     ---------------   --------------   --------------     -------------
     Total shares for diluted earnings (loss) per
     common share................................         8,540,870        9,135,983        8,466,613         9,035,131
                                                     ===============   ==============   ==============     =============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



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

     Summarized financial information of the discontinued operations is as follows:

       Results of discontinued operations
       ---------------------------------------------------------------------------------------------------------
                                                                      June 30, 2000            June 30, 1999
                                                                   ---------------------   ---------------------
          Revenues                                                    $          -          $    1,912,378
                                                                   =====================   =====================
          Loss before income taxes                                               -              (1,572,278)
          Income tax                                                             -                       -
                                                                   ---------------------   ---------------------
                                                                                 -              (1,572,278)

          Estimated loss on future operations and disposal
             net of income taxes                                                 -              (2,300,405)
                                                                   ---------------------   ---------------------
          Income (loss) from discontinued operations                 $           -          $   (3,872,683)
                                                                   =====================   =====================


       Financial position of discontinued operations
       ---------------------------------------------------------------------------------------------------------

                                                                      June 30, 2000           December 31, 1999
                                                                   ---------------------   ---------------------
          Current assets                                             $     837,959          $      960,610
          Long term assets                                                       -                       -
                                                                   ---------------------   ---------------------
          Total assets of discontinued operations                    $     837,959          $      960,610
                                                                   =====================   =====================
          Current liabilities                                        $     106,267          $      173,424
          Long term liabilities                                                  -                       -
                                                                   ---------------------   ---------------------
          Total liabilities of discontinued operations               $     106,267          $      173,424
                                                                   =====================   =====================


       Changes in cash flow of discontinued operations
       ---------------------------------------------------------------------------------------------------------

                                                                      June 30, 2000            June 30, 1999
                                                                   ---------------------   ---------------------
          Operating activities                                       $      55,494          $     (119,633)
          Investing activities                                                   -                 (86,998)
          Financing activities                                                   -                       -
                                                                   ---------------------   ---------------------
          Cash provided by (used for) discontinued operations        $      55,494          $     (206,631)
                                                                   =====================   =====================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
                    For the three months ended June 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



5.   BUSINESS COMBINATION

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis, Missouri, that is an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued approximately 845,000 common shares, and approximately 584,000 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria.

     The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the acquisition with Connectria are outlined below.

                       Three months ended Six months ended
                               March 31, June 30,

                                                ------------------------------------------------------
                                                      2000              1999                  1999
                                                ---------------    --------------       --------------
         Revenue:
         MDSI Mobile Data Solutions Inc........    $12,191,232       $12,460,510          $25,885,948
         Connectria Corporation                      1,519,689         2,171,283            3,612,235
                                                ---------------    --------------       --------------
         Combined                                  $13,710,921       $14,631,793          $29,498,183
                                                ===============    ==============       ==============

         Net Income:
         MDSI Mobile Data Solutions Inc........       $612,495       $(3,272,225)         $(2,017,411)
         Connectria Corporation................         (2,991)          171,402              225,475
                                                ---------------    --------------       --------------
         Combined                                     $609,504       $(3,100,823)          $1,791,936
                                                ===============    ==============       ==============

         Other changes in stockholders' equity:
         MDSI Mobile Data Solutions Inc........      $(260,666)         $349,647           $1,010,010
         Connectria Corporation................              -                 -                    -
                                                ---------------    --------------       --------------
         Combined                                    $(260,666)         $349,647           $1,010,010
                                                ===============    ==============       ==============


6.   COMPARITIVE AMOUNTS

     Certain comparative amounts have been reclassified to conform with current years presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the
Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, e-Business development, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, risks associated with international operations, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) e-Business services such as the provision of application services and other online service management solutions, (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract, and (iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

Field Service Business

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

     Prior to 1996, MDSI typically supplied only the MDSI application and wireless connectivity software and related services as part of its contract with a customer. The portion of contracts requiring the supply of third party products and services was not material and was not separated for revenue purposes. Beginning in 1996, however, the Company was called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing. The Company recognizes revenue of the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue of the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

e-Business

     The Company launched its e-Business division in February 2000 to develop internet-based business solutions for companies of any size, in any service market. Like the Company's other Advantex mobile workforce management applications, the Company's e-Business solutions will allow companies to empower mobile workers by providing a reliable, wireless link to enterprise or Internet applications. Service providers that use the Company's e-Business solutions will also be able to allow customers to purchase, schedule, confirm and track service appointments online without human intervention, providing convenience and flexibility 24 hours a day, 7 days a week.

     The Company intends to offer its e-Business solutions through four channels: Internet sites that aggregate service providers, wireless carriers, major vertical-focused ASPs (Application Service Providers), and directly to service providers. During the quarter ended June 30, 2000, the Company acquired Connectria Corporation, based in St. Louis, Missouri, which currently provides Internet hosting services for third-party applications. The Company anticipates that it will commence the launch of its scheduling and dispatch applications, Advantex and ServeClick, on an ASP basis to service providers beginning in the fourth quarter of 2000.

     The Company anticipates that its e-Business model will allow companies to use MDSI products and services on a subscription or transaction fee basis, rather than purchase traditional licensed products or on-site solutions. The Company believes that its e-Business solutions subscription and transaction fee programs will be a particularly attractive alternative for medium- or small-sized companies who can benefit from MDSI's workforce management and scheduling applications, but do not have the financial or information technology resources to implement MDSI's on-site solutions.

     The Company's e-Business division has not generated material revenues from the provision of its e-Business solutions. The success of the Company's e-Business development strategy will depend on the Company's ability to develop and implement the technology related to its e-Business solutions in a timely manner, the Company's ability to enter into contracts with service providers, service portals and ASP's, and the adoption of the Company's e-Business solutions by service providers and their customers. The Company's e-Business revenue is anticipated to be dependent, in large part, on transaction fees generated by customer and service provider use of the Company's e-Business scheduling solutions. The Company's ability to generate revenue from its e-Business solutions will depend on the Company's ability to provide an e-Business solution that is convenient, easy to use and functional. As a result of these and other factors, the Company's results of operations may fluctuate from period-to-period.

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

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company expects that it will liquidate these assets and liabilities by September 30, 2000. In addition, the Company has agreed to complete the implementation of a large contract with a taxi customer. The Company has experienced, and is continuing to experience delays in the implementation of this contract. If the Company is unable to complete the implementation of the contract on a timely basis, the taxi customer has the right to cancel the contract. Any such cancellation may require the Company to reimburse the customer for payments received to date. The Company believes that it has adequately provided for the costs to complete this contract.

     As a result of the Company's decision to dispose of its Delivery segment, the Delivery segment has been classified as a discontinued operation and the results of the operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Delivery segment for the current and corresponding prior period.

Results of Operations

     The Company's net loss was $1.9 million for the six months ended June 30, 2000. This compares to a net loss of $1.8 million for the six months ended June 30, 1999, comprised of an after-tax profit from continuing operations of $2.1 million and an after-tax loss of $3.9 million on discontinued operations. The loss on discontinued operations is comprised of a loss on operation of $1.6 million and a loss of disposal of $2.3 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                        Three months ended                 Six months ended
                                                              June 30,                           June 30,
                                                  --------------------------------  --------------------------------
                                                       2000             1999            2000             1999
                                                  ---------------  ---------------  --------------  ----------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenue
   Software and services.......................          69.5%          70.3%            70.0%           65.1%
   e-business..................................          11.3            8.9             11.1             8.2
   Third-party products and services...........           4.8           12.0              4.3            18.8
   Maintenance and support.....................          14.4            8.7             14.6             7.8
                                                  ---------------  ---------------  --------------  ----------------
                                                        100.0          100.0            100.0           100.0

Direct costs.................................            46.0           44.6             43.2            47.8
                                                  ---------------  ---------------  --------------  ----------------
Gross profit.................................            54.0           55.4             56.8            52.2
                                                  ---------------  ---------------  --------------  ----------------
Operating expenses

   Research and development....................          16.6           11.7             15.7            11.4
   Sales and marketing ........................          24.6           17.1             22.6            17.4
   General and administrative..................          15.2           11.2             15.3            11.2
   Costs of acquisition........................          15.2            -                7.6             -
   Amortization of intangible assets...........           0.5            0.5              0.5             0.5
                                                  ---------------  ---------------  --------------  ----------------
                                                         72.1           40.5             61.7            40.5
                                                  ---------------  ---------------  --------------  ----------------
Operating income (loss)......................           (18.1)          14.9             (5.0)           11.6

Other income ................................            (1.3)          (2.2)            (1.4)           (1.7)
                                                  ---------------  ---------------  --------------  ----------------
Income (loss) before tax provision...........           (19.4)          12.7             (6.4)           10.0
Provision for income taxes...................             1.3           (3.9)            (0.4)           (2.9)
                                                  ---------------  ---------------  --------------  ----------------
Net income (loss) from continuing operations.           (18.1)           8.8             (6.8)            7.1

Income (loss) from discontinued operations...            (0.0)          (0.0)            (0.0)          (13.1)
                                                  ---------------  ---------------  --------------  ----------------
Net income (loss)..............................         (18.1)%          8.8%            (6.8)%          (6.1)%
                                                  ---------------  ---------------  --------------  ----------------

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

     Revenue. Revenue decreased by $(1.2) million (7.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to decreases in revenue from third party products and services, and software and services delivered during the second quarter of 2000 relative to the same period in 1999. This decrease was partially offset by increases in e-business and maintenance and support revenues.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999 (continued)

     Software and services revenue decreased by $(947,000) (9.1%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was due to a reduction in revenue from telecommunications customers, as certain major telecommunications industry prospects deferred purchasing decisions.

     Third party products and services revenue decreased by $(1.1) million (63.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.0 million for the three months ended June 30, 2000 as compared to $1.3 million for the three months ended June 30, 1999. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it generally corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     E-Business revenues consist of sales by the Company's newly acquired subsidiary, Connectria. Revenue for the thee months ended June 30, 2000 was $1.6 million as compared to $1.3 million for the three months ended June 30, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting services. The increase of period-to-period is a result of the increased business growth and expansion a within the e-Business market segment.

     Direct Costs. Direct costs were 46.0% of revenue for the three months ended June 30, 2000 as compared to 44.6% for the three months ended June 30, 1999. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company's increased staffing levels in anticipation of the signing of contracts with certain major telecommunications industry prospects. Certain of these prospects deferred purchase decisions in the second quarter of 2000, resulting in higher direct costs and reduced software and services revenue. As a result, the percentage of direct costs compared to revenues for the three months ended June 30, 2000 increased as compared to the three months ended June 30, 1999.

     Gross Margins. Gross margins were 54.0% of revenue for the three months ended June 30, 2000 as compared to 55.4% for the three months ended June 30, 1999. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues during the period. During the three months ended June 30, 2000, there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue and the Company increased staffing levels in anticipation of increased activity, resulting in a decrease in gross margin for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Research and Development. Research and development expenses were 16.6% of revenue for the three months ended June 30, 2000 and 11.7% of revenue for the three months ended June 30, 1999. Total research and development expenditures for the three months ended June 30, 2000 of $2.3 million represents an increase of $536,000 (30.8%) as compared to the same period in 1999. The increase in research and development expenses in 2000 is a result of the continued development and enhancement of the Company's Advantex products as well as development in the Company's new e-Business strategy. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 24.6% of revenue for the three months ended June 30, 2000 and 17.1% of revenue for the three months ended June 30, 1999. This represents an increase of $820,000 (32.2%) as compared to the same period in 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing efforts.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999 (continued)

     General and Administrative. General and administrative expenses were 15.2% of revenue for the three months ended June 30, 2000 and 11.2% of revenue for the three months ended June 30, 1999. Total general and administrative expenses of $2.1 million represents an increase of $416,000 (25.0%) for the three months ended June 30, 2000 as compared to the same period in 1999. The increase represents expanded administrative activity to support the Company's growth. The Company expects that the dollar amounts will continue to increase as the Company expands its staffing, information systems and other administrative requirements necessary to support this growth.

     Costs of acquisitions. During the three months ended June 30, 2000 the Company completed its acquisition of Connectria. This transaction has been accounted for under the pooling of interests method. During the period, the Company incurred one-time acquisitions costs of approximately $2.1 million.

     Other Income (Expense). Other income (expense) was $(177,000) for the three months ended June 30, 2000 as compared to $(333,000) for the three months ended June 30, 1999. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended June 30, 2000 at the rate of 34.8%, after adjusting for the amortization of intangible assets, and acquisition costs. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Six months ended June 30, 2000 Compared to the Six months ended June 30, 1999

     Revenue. Revenue decreased by $2.1 million (7.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease relates primarily to a reduction in third party products and services revenue, partially offset by an increase in maintenance and support revenue for the six months ended June 30, 2000 relative to the same period in 1999.

     Software and services revenue decreased by $26,000 (0.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was due to a reduction in revenue from telecommunications customers, as certain major telecommunications industry prospects deferred purchasing decisions.

     E-Business revenue relates to sales of the Company's newly acquired subsidiary, Connectria. E-Business revenue for the six months ended June 30, 2000 was $3.0 million compared to $2.4 million for the six months ended June 30, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting services. The increase period-to-period is a result of the increased business growth and expansion within the e-Business market segment.

     Third-party products and services revenue decreased by $4.4 million (78.7%) for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $4.0 million for the six months ended June 30, 2000 as compared to $2.3 million for the six months ended June 30, 1999. Maintenance and support revenue increased as a result of an increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 43.2% of revenue for the six months ended June 30, 2000 as compared to 47.8% for the six months ended June 30, 1999. The decrease in direct costs as a percentage of revenue is reflective of the relative increase for the six months ended June 30, 2000 in the software and services component of revenue and a relative decrease in lower margin third party products and services component of revenue.

Six months ended June 30, 2000 Compared to the Six months ended June 30, 1999 (Continued)

     Gross Margins. Gross margins were 56.8% of revenue for the six months ended June 30, 2000 as compared to 52.2% for the six months ended June 30, 1999. The increase in gross margin as a percentage of revenue relates primarily to the increase in the higher margin software and services component of revenue as a percentage of total revenue and the relative decrease in the lower margin third party products and service component of revenue for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Research and Development. Research and development expenses were 15.7% of revenue for the six months ended June 30, 2000 and 11.4% of revenue for the six months ended June 30, 1999. Total research and development expenditures for the six months ended June 30, 2000 of $4.3 million represents an increase of $ 954,000 (28.4%) as compared to the same period in 1999. The increase in the dollar amount of research and development expenses in 2000 is a result of the continued development and enhancement of the Company's Advantex products, as well as development in the Company's new e-Business strategy. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 22.6% of revenue for the six months ended June 30, 2000 and 17.4% of revenue for the six months ended June 30, 1999. This represents an increase of $1.0 million (20.4%) as compared to the same period in 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were 15.3% of revenue for the six months ended June 30, 2000 and 11.2% of revenue for the six months ended June 30, 1999. Total general and administrative expenses of $4.2 million represents an increase of $883,000 (26.7%) for the six months ended June 30, 2000, as compared to the same period in 1999. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Costs of acquisition. During the six months ended June 30, 2000 the Company completed its acquisition of Connectria. This transaction has been accounted for under the pooling of interests method. During the period, the Company incurred one time acquisition costs of approximately $2.1 million.

     Other Income (Expense). Other income (expense) was ($389,000) for the six months ended June 30, 2000 as compared to ($496,000) for the six months ended June 30, 1999. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash, short-term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the six months ended June 30, 2000 at the rate of 25.6%, after adjusting for the amortization of intangible assets, and acquisition costs. The Company's effective tax rate reflects the blended effect of Canadian, US and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, capital leases, private placements and public offerings of its securities. At June 30, 2000, the Company had cash and cash equivalents of $9.6 million and working capital of $21.2 million.

     Cash provided by (used in) operating activities was ($2.8) million for the six months ended June 30, 2000 compared to $(61,000) for the six months ended June 30, 1999. The net outflow of cash from operating activities, after adding back depreciation and amortization of $1.3 million, is due to a net increase in non-cash working capital items of $2.3 million. The net increase in non-cash operating working capital items is due primarily to a net increase in unbilled trade receivables of $6.9 million offset by an increase in accrued liabilities of $1.8 million and an increase in deferred revenue of $3.2 million.

     Cash provided by financing activities of $3.1 million during the six months ended June 30, 2000 primarily relates to proceeds from common shares issued for $3.4 million pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan. The Company repaid $193,000 from its capital lease program. The capital leases are to be repaid evenly over a 36 month period ending July 30, 2002, bear interest at 8.03% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $5.2 million for the six months ended June 30, 2000 as compared to $2.3 for the six months ended June 30, 1999. Total investing activity during the six months ended June 30, 2000 consisted of $2.7 million in investments, $2.4 million in purchases of capital assets, $220,000 acquisition of intangible assets and a $191,000 net decrease in lease receivable. The increase in investments is comprised principally of a $2.0 million purchase of convertible preferred stock of eFrenzy Inc., and a $500,000 purchase of preferred stock of OurHouse Inc. Purchases of capital assets include computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems and acquisition of investments. Investing activities in 1999 related primarily to purchases of capital assets.

     Existing sources of liquidity at June 30, 2000 include $9.6 million of cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. At June 30, 2000, the Company had provided a performance bond an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($4.2 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 2000, the Company had no borrowings under the line of credit.

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

ITEM 3:  QUANTITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company's foreign currency exposure is primarily with Canada and Western Europe. Foreign exchange risk arises when the Company enters into transactions denominated in local currencies and not the functional currency.

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian and United States dollars and the Great Britain pound. The Company has operations in the United States, Great Britain and the Netherlands in addition to its Canadian operations and did not hedge these exposures in 1999. However, the Company may from time-to-time hedge any net exposure to the Canadian dollar, the Great Britain pound, and the Euro.

     As of June 30, 2000, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $2.9 million. The majority of the Company's foreign exchange exposure is to the Canadian dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Sales of Unregistered Securities

     On June 1, 2000, the Company issued a total of 845,316 MDSI common shares to the shareholders of into Connectria Corporation, a Missouri Corporation ("Connectria"), in connection with the merger of MDSI Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MDSI, with and into Connectria. Connectria became a wholly-owned subsidiary of MDSI. The common shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Company filed a Form D with the Securities and Exchange Commission in connection with the issuance of the shares.

          (b)  Use of Proceeds from Sales of Registered Securities

               None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 Annual General Meeting of Shareholders was held on June 21, 2000. A total of 4,177,189 common shares of the Company were represented in person or by proxy at the Meeting, consisting of 54.26% of the total number of common shares of the Company outstanding on May 17, 2000, the record date for the Meeting.

     At the Meeting, all of the current Directors of the Company, were re-elected to serve as Directors until the 2000 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for Directors:

                            Votes Cast      Votes Cast         Votes
  Nominee                  For Nominee        Against        Withheld       Abstentions     Not Voted
  -----------------------  --------------- --------------  --------------  -------------- ---------------
  Erik Dysthe                   4,173,290              0              35           2,350               0
  Kenneth R. Miller             4,104,638              0          68,687           2,350               0
  Robert Cruickshank            4,104,618              0          68,707           2,350               0
  John T. McLennan              4,173,105              0             220           2,350               0
  Terrence P. McGarty           4,173,325              0               0           2,350               0
  Robert C. Harris, Jr.         4,171,088              0           2,237           2,350               0

                            Votes Cast      Votes Cast         Votes
  Nominee                  For Nominee        Against        Withheld       Abstentions     Not Voted
  -----------------------  --------------- --------------  --------------  -------------- ---------------

  Gerald F. Chew                4,171,188              0           2,137           2,350               0
  Bruno Ducharme                4,173,105              0             220           2,350               0
  Marc Rochefort                4,173,225              0             100           2,350               0
  Richard Waidman               4,173,305              0              20           2,350               0



     The shareholders approved the proposed 2000 Stock Option Plan. The following table sets forth the information regarding the voting on the proposal:

   Votes Cast For      Votes Cast      Votes Withheld   Abstentions    Not Voted
                         Against
   --------------     --------------   --------------   -----------   ----------
     2,378,985           889,443            0              1,075       906,272


     The shareholders approved the proposed 2000 Stock Purchase Plan. The following table sets forth the information regarding the voting on the proposal:

     Votes Cast        Votes Cast      Votes Withheld
        For              Against                        Abstentions    Not Voted
   --------------     --------------   --------------   -----------   ----------
     3,256,621            12,282            0                500       906,272


     The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's Auditors for the fiscal year ending December 31, 2000 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

     Votes Cast        Votes Cast      Votes Withheld
        For              Against                        Abstentions    Not Voted
   --------------     --------------   --------------   -----------   ----------
     4,167,887             5,935            820            1,033             0


     The shareholders ratified the proposal to increase the number of directors to ten. The following table sets forth the information regarding the voting on the proposal:

   Votes Cast For      Votes Cast      Votes Withheld
                         Against                        Abstentions    Not Voted
   --------------     --------------   --------------   -----------   ----------
     4,171,225             3,200              0            1,250             0


     The shareholders confirmed certain amendments of the Company's By-Laws regarding Canadian residency requirements of its directors. The following table sets forth the information regarding the voting on the proposal:

   Votes Cast For      Votes Cast      Votes Withheld
                         Against                        Abstentions    Not Voted
   --------------     --------------   --------------   -----------   ----------
     3,266,083             2,370              0              950       906,272

     Item 5. OTHER INFORMATION

          None.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

         Exhibit
         Number      Description
         ------      -----------
         99.1        Discussion of risk factors.

          (b)  Reports on Form 8-K

     During the three month period ended June 30, 2000 the Registrant filed the following reports on Form 8-K;

          1. On May 18, 2000, the Registrant reported that it had issued a press release on May 9, 2000 to announce that the Registrant had entered into an agreement and plan of reorganization with Connectria Corporation, a Missouri corporation ("Connectria"), pursuant to which MDSI will acquire Connectria.

          2. On June 15, 2000, the Registrant reported it consummated a merger of MDSI Acquisition Corporation, a wholly owned subsidiary of MDSI, with and into Connectria Corporation, a Missouri Corporation, pursuant to which Connectria became a wholly-owned subsidiary of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MDSI MOBILE DATA SOLUTIONS INC.

Date: August 14, 2000             By:    /s/ Kenneth R. Miller
                                         --------------------------------------
                                  Name:  Kenneth R. Miller
                                  Title: Chief Executive Officer

Date: August 14, 2000             By:    /s/ Verne D. Pecho
                                  Name:  Verne D. Pecho
                                         --------------------------------------
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


  Exhibit
  Number      Description
  ------      -----------

         99.1        Discussion of risk factors.