Form 10-Q
period 2000-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2000-11-14
CIK 935497

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

              The number of outstanding shares of the Registrant's common stock, no par value, at September 30, 2000 was 8,951,150.


================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2000



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

             Consolidated Balance Sheets................................................................1

             Consolidated Statements of Operations and Deficit......................................... 2

             Consolidated Statements of Cash Flows......................................................3

             Notes to the Consolidated Financial Statements.............................................4

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.....................................................................10

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

     ITEM 1. LEGAL PROCEEDINGS ........................................................................19

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................19

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..........................................................19

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................19

     ITEM 5. OTHER INFORMATION.........................................................................19

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................19

SIGNATURES.............................................................................................20


Part I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS


                         MDSI MOBILE DATA SOLUTIONS INC.

                           Consolidated Balance Sheets
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)


                                                                                                As at
                                                                             ----------------------------------------
                                                                                  September 30,         December 31,
                                                                                      2000                 1999
                                                                              ----------------       ----------------
Assets
Current assets
     Cash and cash equivalents........................................         $    9,541,426         $  14,612,923
     Accounts receivable, net
        Trade.........................................................             15,890,797            14,147,011
        Unbilled......................................................             11,546,082             5,595,902
     Prepaid expenses ................................................              1,585,176             1,121,580
     Deferred income taxes............................................                577,427               577,427
     Current portion of lease receivable..............................                232,439               386,861
                                                                              ----------------       ----------------
                                                                                   39,373,347            36,441,704
Lease receivable......................................................                      -               133,723
Investments...........................................................              6,783,296             4,140,457
Capital assets, net...................................................              9,676,097             6,858,747
Intangible assets, net................................................              1,913,536             1,907,297
                                                                              ----------------       ----------------
                                                                                   57,746,276            49,481,928
Assets of discontinued operations (note 4)............................              1,103,167               960,610
                                                                              ----------------       ----------------
Total assets..........................................................           $ 58,849,443          $ 50,442,538
                                                                              ================       ================
Liabilities and stockholders' equity
Current liabilities
     Accounts payable ................................................            $ 2,764,622          $  1,760,644
     Accrued liabilities .............................................              4,239,439             2,655,522
     Income taxes payable ............................................                966,357             1,567,671
     Deferred revenue.................................................              7,880,885             4,742,038
     Current portion of long term debt................................                 39,041                52,153
     Current obligations under capital leases ........................              2,120,173             1,289,208
                                                                              ----------------       ----------------
                                                                                   18,010,517            12,067,236
Obligations under capital leases......................................              3,108,554             2,632,406
Long Term Debt .......................................................                      -                32,181
Liabilities of discontinued operations (note 4) ......................                331,020               173,424
                                                                              ----------------       ----------------
Total liabilities.....................................................             21,450,091            14,905,247
                                                                              ----------------       ----------------
Stockholders' equity
     Common stock.....................................................             48,407,174            44,961,759
     Additional paid-up capital ......................................                220,700               220,700
     Treasury stock...................................................                (85,043)              (85,043)
     Deficit..........................................................            (10,453,375)           (9,130,688)
     Accumulated comprehensive income (loss) (note 1b)................               (690,104)             (429,437)
                                                                              ----------------       ----------------
                                                                                   37,399,352            35,537,291
                                                                              ----------------       ----------------
Total liabilities and stockholders' equity............................           $ 58,849,443          $ 50,442,538
                                                                              ================       ================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                Consolidated Statements of Operations and Deficit
                 (Expressed in United States Dollars (note 1b))
                                   (Unaudited)

                                                                     Three months ended                   Nine months ended
                                                                        September 30,                       September 30,
                                                            ---------------------------------     -------------------------------
                                                                 2000               1999               2000             1999
                                                            --------------     --------------     --------------   --------------
Revenue
     Software and services..............................    $  10,430,718      $ 10,542,682       $ 29,608,742     $ 29,746,810
     e-Business.........................................        1,848,989         1,246,794          4,889,168        3,677,612
     Third-party products and services..................          963,729         1,609,186          2,144,865        7,164,444
     Maintenance and support............................        2,295,522         1,685,980          6,292,960        3,993,959
                                                            --------------     --------------     --------------   --------------
                                                               15,538,958        15,084,642         42,935,735       44,582,825

Direct costs............................................        7,631,556         7,024,666         19,478,584       21,137,700
                                                            --------------     --------------     --------------   --------------
Gross profit............................................        7,907,402         8,059,976         23,457,151       23,445,125
                                                            --------------     --------------     --------------   --------------
Operating expenses
     Research and development...........................        2,254,015         1,835,799          6,568,237        5,196,082
     Sales and marketing ...............................        3,059,276         2,017,497          9,250,174        7,159,203
     General and administrative.........................        1,806,270         1,529,723          5,999,047        4,839,110
     Costs of merger ...................................                -                 -          2,076,028                -
     Amortization of intangible assets..................           67,479            69,810            204,768          209,430
                                                            --------------     --------------     --------------   --------------
                                                                7,187,040         5,452,829         24,098,254       17,403,825
                                                            --------------     --------------     --------------   --------------
Operating income........................................          720,362         2,607,147           (641,103)       6,041,300

Other income (expense)..................................           88,797            44,357           (300,321)        (451,458)
                                                            --------------     --------------     --------------   --------------
Income before tax provision.............................          809,159         2,651,504           (941,424)       5,589,842
Provision for income taxes..............................         (262,991)         (811,512)          (381,263)      (1,669,103)
                                                            --------------     --------------     --------------   --------------
Net income from continuing operations...................          546,168         1,839,992         (1,322,687)       3,920,739
Loss from discontinued operations (note 4)..............                -                 -                  -       (3,872,683)
                                                            --------------     --------------     --------------   --------------
Net income (loss).......................................          546,168         1,839,992         (1,322,687)          48,056

Deficit, Beginning of period............................      (10,999,543)      (12,069,012)        (9,130,688)     (10,130,076)
                                                            --------------     --------------     --------------   --------------
                                                              (10,453,375)      (10,229,020)       (10,453,375)     (10,082,020)

Dividends ..............................................                -                 -                  -         (147,000)
                                                            --------------     --------------     --------------   --------------
Deficit, end of period..................................    $ (10,453,375)     $(10,229,020)      $(10,453,375)    $(10,229,020)
                                                            ==============     ==============     ==============   ==============
Earnings (loss) per common share
Earnings from continuing operations
     Basic ..............................................   $        0.06      $       0.23       $      (0.16)    $       0.49
                                                            ==============     ==============     ==============   ==============
     Diluted ............................................   $        0.06      $       0.20       $      (0.16)    $       0.43
                                                            ==============     ==============     ==============   ==============
Net earnings (loss)
     Basic ..............................................   $        0.06      $       0.23       $      (0.16)    $       0.01
                                                            ==============     ==============     ==============   ==============
     Diluted ............................................   $        0.06      $       0.20       $      (0.16)    $       0.01
                                                            ==============     ==============     ==============   ==============
Weighted average shares outstanding
     Basic...............................................       8,570,378         8,172,032          8,501,004        8,039,624
                                                            ==============     ==============     ==============   ==============
     Diluted.............................................       9,486,467         9,011,036          8,501,004        9,027,099
                                                            ==============     ==============     ==============   ==============

                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                      Consolidated Statements of Cash Flows
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)

                                                                                  Nine months ended September 30,
                                                                             --------------------------------------
                                                                                    2000                  1999
                                                                             ----------------      ----------------
Cash flow from operating activities
     Net income (loss) from continuing operations.....................        $  (1,322,687)        $  3,920,739
     Items not affecting cash:
          Depreciation and amortization...............................            2,163,121            1,280,029
          Deferred income taxes.......................................                    -              132,710
          Changes in non-cash operating working capital items.........           (3,047,961)          (4,853,456)
                                                                             ----------------      ----------------
     Net cash used in operating activities............................           (2,207,527)             480,022
                                                                             ----------------      ----------------
Cash flows from financing activities
     Issuance of common stock.........................................            3,445,415           11,783,530
     Payment of dividends.............................................                    -             (147,000)
     Repayment of long-term debt......................................              (45,293)            (281,060)
     Proceeds from capital leases.....................................            1,307,113            1,730,923
                                                                             ----------------      ----------------
     Net cash provided by financing activities........................            4,707,235           13,086,393
                                                                             ----------------      ----------------
Cash flows from investing activities
     Long term lease receivable.......................................              288,145              300,513
     Acquisition of investments.......................................           (2,642,839)                   -
     Acquisition of intangible assets ................................             (220,000)                   -
     Acquisition of capital assets ...................................           (4,750,883)          (3,399,704)
                                                                             ----------------      ----------------
     Net cash used in investing activities............................           (7,325,577)          (3,099,191)
                                                                             ----------------      ----------------
Cash provided by (used in) continuing operations......................           (4,825,869)          10,467,224
Cash provided by (used for) discontinued operations (note 4)..........               15,039             (625,677)
                                                                             ----------------      ----------------

Net cash inflow (outflow).............................................           (4,810,830)           9,841,547
Effects of foreign exchange fluctuations on cash......................             (260,667)           1,202,765
Cash and cash equivalents, beginning of period........................           14,612,923            3,605,559
                                                                             ----------------      ----------------
Cash and cash equivalents, end of period..............................        $   9,541,426         $ 14,649,871
                                                                             ================      ================


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



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

     (b)  Reporting and functional currency

          The company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated comprehensive income (loss).

          Comprehensive Income for the period can be summarized as follows:

                                           Three months ended September 30,         Nine months ended September 30,
                                           ---------------------------------       ---------------------------------
                                                 2000              1999                  2000                1999
                                           ---------------   ---------------       ---------------   ---------------
           Net income from continuing        $ 546,168         $ 1,839,992         $ (1,322,687)        $ 3,920,739
           operations

           Comprehensive items
               - Translation adjustment              -             192,755             (260,667)          1,202,765
                                           ---------------   ---------------       ---------------   ---------------
           Comprehensive income for the      $ 546,168          $2,032,747         $ (1,583,354)        $ 5,123,504
           period
                                           ===============   ===============       ===============   ===============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



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

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                  (Expressed in United States dollars(note 1b))
                                   (Unaudited)



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

     On June 1, 2000 the company completed it's merger with Connectria Corporation (note 5). As Connectria is considered part of the Company's e-Business operating segment and the transaction has been treated using the pooling of interests method, the Company has reflected the merger by segregating the e-Business segment for the three and nine month periods ending September 1999, as well as 2000.

     Business Segments

                                         Three months ended September 30, 2000           Three months ended September 30, 1999
                                     -------------------------------------------    ---------------------------------------------
                                         Field                                          Field
                                        Service     e-Business(1)      Total           Service       e-Business(1)       Total
                                    ---------------------------------------------------------------------------------------------
  Revenue                           $ 12,978,269    $ 2,560,689    $ 15,538,958     $ 13,569,589     $ 1,515,053     $ 15,084,642
  Operating earnings (loss)            1,969,490     (1,249,128)        720,362        2,615,996          (8,849)       2,607,147
  Depreciation & Amortization            720,710         96,688         817,398          360,352          27,178          387,530

  Long lived assets                   14,492,237      3,880,692      18,372,929       11,664,148         350,023       12,014,171
  Capital Expenditures                 1,861,409        474,494       2,335,903          850,942          24,694          875,636


                                         Nine months ended September 30, 2000           Nine months ended September 30, 1999
                                     -------------------------------------------    ---------------------------------------------
                                         Field                                          Field
                                        Service     e-Business(1)      Total           Service       e-Business(1)       Total
                                    ---------------------------------------------------------------------------------------------
  Revenue                           $ 37,280,067    $ 5,655,668    $ 42,935,735     $ 37,916,421    $ 6,666,404      $ 44,582,825
  Operating earnings (loss)            1,866,244     (2,507,347)       (641,103)       5,810,910        230,390         6,041,300
  Depreciation & Amortization          2,000,305        162,816       2,163,121        1,211,644         68,385         1,280,029

  Long lived assets                   14,492,237      3,880,692      18,372,929       11,664,148        350,023        12,014,171
  Capital Expenditures                 4,001,279        749,604       4,750,883        3,235,782        163,922         3,399,704



(1) The e-Business operating segment also includes revenues from third-party products and services.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                  (Expressed in United States dollars(note 1b))
                                   (Unaudited)



2.   SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                    Three months ended September 30,      Nine months ended September 30,
                                   ----------------------------------    ---------------------------------
                                        2000                1999              2000                1999
                                   --------------     --------------     --------------     --------------
     Canada.................        $    749,955       $    300,627       $  1,203,562       $  1,751,092
     United States..........          10,806,024          9,802,332         33,301,336         32,900,846
     Europe.................           2,458,178          4,650,522          6,518,655          8,669,954
     Other..................           1,524,801            331,161          1,912,182          1,260,933
                                   --------------     --------------     --------------     --------------
                                    $ 15,538,958       $ 15,084,642       $ 42,935,735       $ 44,582,825
                                   ==============     ==============     ==============     ==============


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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:


                                                           Three months ended                 Nine months ended
                                                              September 30,                     September 30,
                                                     --------------------------------  ---------------------------------
                                                          2000             1999             2000              1999
                                                     ---------------   --------------  ---------------   ---------------
     Weighted average shares outstanding.........       8,570,378        8,172,032        8,501,004         8,039,624
     Common stock equivalents
     Stock options...............................         916,089          839,004                -           987,475
                                                     ---------------   --------------  ---------------   ---------------
     Total shares for diluted earnings (loss) per
     common share................................       9,486,467        9,011,036        8,501,004         9,027,099
                                                     ===============   ==============  ===============   ===============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



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

     Summarized financial information of the discontinued operations is as follows:


     Results of discontinued operations
     --------------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2000             September 30, 1999
                                                                     ------------------------    --------------------------
          Revenues                                                        $            -              $     1,912,378
                                                                     ========================    ==========================
          Loss before income taxes                                                     -                   (1,572,278)
          Income tax                                                                   -                            -
                                                                     ------------------------    --------------------------
                                                                                       -                   (1,572,278)
          Estimated loss on future operations and disposal
             net of income taxes                                                       -                   (2,300,405)
                                                                     ------------------------    --------------------------
          Income (loss) from discontinued operations                      $            -              $    (3,872,683)
                                                                     ========================    ==========================


       Financial position of discontinued operations
       --------------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2000            December 31, 1999
                                                                     ------------------------    --------------------------

          Current assets                                                  $    1,103,167              $       960,610
          Long term assets                                                             -                            -
                                                                     ------------------------    --------------------------
          Total assets of discontinued operations                         $    1,103,167              $       960,010
                                                                     ========================    ==========================
          Current liabilities                                             $      331,020              $       173,424
          Long term liabilities                                                        -                            -
                                                                     ------------------------    --------------------------
          Total liabilities of discontinued operations                    $      331,020              $       173,424
                                                                     ========================    ==========================


       Changes in cash flow of discontinued operations
       --------------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2000           September 30, 1999
                                                                     ------------------------    --------------------------

          Operating activities                                            $       15,039              $      (538,679)
          Investing activities                                                         -                      (86,998)
          Financing activities                                                         -                            -
                                                                     ------------------------    --------------------------
          Cash provided by (used for) discontinued operations             $       15,039              $      (625,677)
                                                                     ========================    ==========================

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                  For the three months ended September 30, 2000
                 (Expressed in United States dollars (note 1b))
                                   (Unaudited)



5.   BUSINESS COMBINATION

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis, Missouri, that is an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued approximately 845,000 common shares, and approximately 584,000 employee stock options to acquire common shares of the Company, in exchange for all of the outstanding stock and options of Connectria.

     The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the merger with Connectria are outlined below.

                                                       Three months ended             Six months ended
                                                            March 31,                     June 30,
                                                ----------------------------------    -------------------
                                                       2000              1999                 1999
                                                  -------------      -------------    -------------------
         Revenue:
         MDSI Mobile Data Solutions Inc........    $12,191,232        $12,460,510          $25,885,948
         Connectria Corporation                      1,519,689          2,171,283            3,612,235
                                                  -------------      -------------    -------------------
         Combined                                  $13,710,921        $14,631,793          $29,498,183
                                                  =============      =============    ===================

         Net Income:
         MDSI Mobile Data Solutions Inc........       $612,495        $(3,272,225)         $(2,017,411)
         Connectria Corporation................         (2,991)           171,402              225,475
                                                  -------------      -------------    -------------------
         Combined                                     $609,504        $(3,100,823)         $ 1,791,936
                                                  =============      =============    ===================

         Other changes in stockholders' equity:
         MDSI Mobile Data Solutions Inc........    $  (260,666)       $   349,647          $ 1,010,010
         Connectria Corporation................              -                  -                    -
                                                  -------------      -------------    -------------------
         Combined                                  $  (260,666)       $   349,647          $ 1,010,010
                                                  =============      =============    ===================


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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) e-Business services such as the provision of application services, other online service management solutions, and the provision of hosting services (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract, and (iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.


Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

     During the second quarter of 2000, the Company launched version r7 of its Advantex product, and it is currently in the implementation phase of its first contract using version r7. The increased time required for the initial implementation and field testing of a new version of software has resulted in anticipated delays in commencement of additional installations of the Advantex r7 product. The Company anticipates that it will complete its first r7 installation, and commence additional installations of the Advantex r7 product, by the first quarter of 2001.


e-Business

     The Company launched its e-Business division in February 2000 to develop internet-based business solutions for companies of any size, in any service market. Like the Company's other Advantex mobile workforce management applications, the Company's e-Business solutions will allow companies to empower mobile workers by providing a reliable wireless link to enterprise or Internet applications. Customers of service providers that use the Company's e-Business solutions will be able to purchase, schedule, confirm and track service appointments online without human intervention, providing convenience and flexibility 24 hours a day, 7 days a week.

     The Company intends to offer its e-Business solutions through four channels: Internet sites that aggregate service providers, wireless carriers, major vertical-focused ASPs (Application Service Providers), and directly to service providers. On June 1, 2000 the Company acquired Connectria Corporation, based in St. Louis, Missouri, which currently provides consulting and Internet hosting services for third-party applications. During the third quarter of 2000 the Company announced several alliances that will further its e-Business strategy. The Company anticipates that it will commence the launch of its scheduling and dispatch applications, Advantex and eServiceManager (formerly ServeClick), on an ASP basis to service providers in the fourth quarter of 2000.

e-Business (continued)

     The Company's e-Business model will allow companies to use MDSI products and services on a subscription or transaction fee basis, rather than license and host these MDSI products themselves. The Company believes that its e-Business solutions subscription and transaction fee programs will be a attractive alternative for medium or small-sized companies that can benefit from MDSI's workforce management and scheduling applications, but do not have the financial or information technology resources to license and implement MDSI's on-site solutions.

     A significant portion of the Company's e-Business revenue to date has been generated by the provision of hosting and consulting services to third parties. The Company anticipates, however, that the future success of the Company's e-Business development strategy will depend on the Company's ability to develop and implement the technology related to its e-Business solutions, as well as the Company's ability to enter into contracts with service providers, service portals and ASP's, and the adoption of the Company's e-Business solutions by service providers and their customers. Growth in the Company's e-Business revenue is anticipated to be derived from transaction fees generated by customer and service provider use of the Company's e-Business scheduling solutions that include the ASP version of Advantex and e-Service Manager. The Company has not generated material revenues from fees associated with its e-Business scheduling solutions and there can be no assurance that the Company's e-Business division will generate material revenues in future periods.


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

     Under the terms of the agreement between the company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company expects that it will liquidate these assets and liabilities by June 30, 2001. In addition, the Company has agreed to complete the implementation of a large contract with a taxi customer. The Company has experienced, and is continuing to experience delays in the implementation of this contract. If the Company is unable to complete the implementation of the contract on a timely basis, the taxi customer has the right to cancel the contract. Any such cancellation may require the Company to reimburse the customer for payments received to date. The Company believes that it has adequately provided for the costs to complete this contract.

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


Results of Operations

     The Company's net loss was $1.3 million for the nine months ended September 30, 2000. This compares to a net earnings of $48,000 for the nine months ended September 30, 1999, comprised of an after-tax profit from continuing operations of approximately $3.9 million and an after-tax loss of slightly less than $3.9 million on discontinued operations. The loss on discontinued operations is comprised of a loss on operation of $1.6 million and a loss on disposal of $2.3 million. There is no tax effect on these losses. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining taxi contract.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                        Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                   --------------------------       ----------------------------
                                                       2000           1999             2000             1999
                                                   -----------     -----------      -----------      -----------
                                                   (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
Revenue
   Software and services.......................        67.1%          69.8%            68.9%           66.7%
   e-business..................................        11.9            8.3             11.4             8.2
   Third-party products and services...........         6.2           10.7              5.0            16.1
   Maintenance and support.....................        14.8           11.2             14.7             9.0
                                                   -----------     -----------      -----------      -----------
                                                      100.0          100.0            100.0           100.0

Direct costs...................................        49.1           46.6             45.4            47.4
                                                   -----------     -----------      -----------      -----------
Gross profit...................................        50.9           53.4             54.6            52.6
                                                   -----------     -----------      -----------      -----------
Operating expenses
   Research and development....................        14.5           12.2             15.3            11.7
   Sales and marketing ........................        19.7           13.4             21.5            16.1
   General and administrative..................        11.6           10.1             14.0            10.9
   Costs of merger.............................           -              -              4.8               -
   Amortization of intangible assets...........         0.4            0.5              0.5             0.5
                                                   -----------     -----------      -----------      -----------
                                                       46.2           36.2             56.1            39.2
                                                   -----------     -----------      -----------      -----------
Operating income (loss)........................         4.7           17.2             (1.5)           13.4

Other income ..................................         0.6            0.3             (0.7)           (1.1)
                                                   -----------     -----------      -----------      -----------
Income (loss) before tax provision.............         5.3           17.5             (2.2)           12.3
Provision for income taxes.....................        (1.7)          (5.4)            (0.9)           (3.7)
                                                   -----------     -----------      -----------      -----------
Net income (loss) from continuing operations...         3.6           12.1             (3.1)            8.6

Income (loss) from discontinued operations.....        (0.0)          (0.0)            (0.0)           (8.6)
                                                   -----------     -----------      -----------      -----------
Net income (loss)..............................         3.6%          12.1%            (3.1)%           0.0%
                                                   ===========     ===========      ===========      ===========



Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenue. Revenue increased slightly by $0.5 million (3.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to increases in revenue from maintenance and support, and e-Business revenues during the third quarter of 2000 relative to the same period in 1999. This increase was partially offset by the decrease in third party products and services revenues.

     Software and services revenue decreased by $(112,000) (1.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The Company believes that its software and service revenue during the most recent period was impacted by decisions of certain customers to defer purchasing decisions and to delays associated with the implementation of the Company's first installation of the Advantex r7 product.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 (continued)

     Third party products and services revenue decreased by $(0.6) million (40.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.3 million for the three months ended September 30, 2000 as compared to $1.7 million for the three months ended September 30, 1999. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     e-Business revenues primarily consist of sales by the Company's newly acquired subsidiary, Connectria. Revenue for the three months ended September 30, 2000 was $1.8 million as compared to $1.2 million for the three months ended September 30, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. The Company does not expect to generate revenue from its new e-Business product offering prior to the first quarter of 2001. The increase of period-to-period revenues is a result of the increased business growth and expansion within the e-Business market segment, and is not attributable to one particular contract.

     Direct Costs. Direct costs were 49.1% of revenue for the three months ended September 30, 2000 as compared to 46.6% for the three months ended September 30, 1999. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for embedded software included in the Company's products as compared to prior year. As a result, the percentage of direct costs compared to revenues for the three months ended September 30, 2000 increased as compared to the three months ended September 30, 1999.

     Gross Margins. Gross margins were 50.9% of revenue for the three months ended September 30, 2000 as compared to 53.4% for the three months ended September 30, 1999. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to additional costs for embedded software licenses. During the three months ended September 30, 2000 there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and the Company incurred increased costs for embedded software included in the Company's products. These factors resulted in a decrease in gross margin for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Research and Development. Research and development expenses were 14.5% of revenue for the three months ended September 30, 2000 and 12.2% of revenue for the three months ended September 30, 1999. Total research and development expenditures for the three months ended September 30, 2000 of $2.3 million represents an increase of $418,000 (22.8%) as compared to the same period in 1999. The increase in research and development expenses in 2000 is a result of the development and enhancement of the Company's Advantex products (version r7, wireless and ASP versions) as well as development of the Company's eService offering. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 (continued)

     Sales and Marketing. Sales and marketing expenses were 19.7% of revenue for the three months ended September 30, 2000 and 13.4% of revenue for the three months ended September 30, 1999. This represents an increase of $1,041,000 (51.6%) as compared to the same period in 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings, including Advantex r7 and e-Business initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for existing and new products.

     General and Administrative. General and administrative expenses were 11.6% of revenue for the three months ended September 30, 2000 and 10.1% of revenue for the three months ended September 30, 1999. Total general and administrative expenses of $1.8 million represents an increase of $277,000 (18.1%) for the three months ended September 30, 2000 as compared to the same period in 1999. The increase represents expanded administrative activity to support the Company's current and expected growth. The Company expects that the dollar amounts will continue to increase as the Company expands its staffing, information systems and other administrative requirements necessary to support this growth.

     Other Income (Expense). Other income (expense) was $89,000 for the three months ended September 30, 2000 as compared to $44,000 for the three months ended September 30, 1999. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended September 30, 2000 at the rate of 30.0%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.


Nine months ended September 30, 2000 Compared to the Nine months ended September 30, 1999

     Revenue. Revenue decreased by $1.6 million (3.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease mainly relates to third party products and services revenue, partially offset by an increase in maintenance and support revenue, and e-Business revenue for the nine months ended September 30, 2000 relative to the same period in 1999.

     Software and services revenue decreased by ($138,000) (0.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company believes that its software and service revenue during the nine months ended September 30, 2000 was impacted by decisions of certain customers to defer purchasing decisions and to delays associated with the implementation of the Company's first installation of the Advantex r7 product.

     e-Business revenues materially consist of sales by the Company's newly acquired subsidiary, Connectria. e-Business revenue for the nine months ended September 30, 2000 was $4.9 million compared to $3.7 million for the nine months ended September 30, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. The Company does not expect to generate revenue from its new e-Business product offerings prior to the first quarter of 2001. The increase in period-to-period revenues is a result of the increased business growth and expansion within the e-Business market segment, and is not attributable to one particular contract.

     Third-party products and services revenue decreased by $5.0 million (70.1%) for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this may result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999 (Continued)

     Maintenance and support revenue was $6.3 million for the nine months ended September 30, 2000 as compared to $4.0 million for the nine months ended September 30, 1999. Maintenance and support revenue increased as a result of an increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 45.4% of revenue for the nine months ended September 30, 2000 as compared to 47.4% for the nine months ended September 30, 1999. The change in direct costs as a percentage of revenue is reflective of the relative increase for the nine months ended September 30, 2000 in the software and services component of revenue and a relative decrease in lower margin third party products and services component of revenue.

     Gross Margins. Gross margins were 54.6% of revenue for the nine months ended September 30, 2000 as compared to 52.6% for the nine months ended September 30, 1999. The increase in gross margin as a percentage of revenue relates primarily to the increase in higher margin software and services component of revenue as a percentage of total revenue, and the relative decrease in the lower margin third party products and service component of revenue for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Research and Development. Research and development expenses were 15.3% of revenue for the nine months ended September 30, 2000 and 11.7% of revenue for the nine months ended September 30, 1999. Total research and development expenditures for the nine months ended September 30, 2000 of $6.6 million represents an increase of $ 1.4 million (26.4%) as compared to the same period in 1999. The increase in the dollar amount of research and development expenses in 2000 is a result of the continued development and enhancement of the Company's Advantex products (version r7, wireless, and ASP versions), as well as development of the Company's eService offering. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 21.5% of revenue for the nine months ended September 30, 2000 and 16.1% of revenue for the nine months ended September 30, 1999. This represents an increase of $2.1 million (29.2%) as compared to the same period in 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings including Advantex r7 and e-Business initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as a result of the Company's commitment to its international marketing effort, and attempt to penetrate additional markets for existing and new products.

     General and Administrative. General and administrative expenses were 14.0% of revenue for the nine months ended September 30, 2000 and 10.9% of revenue for the nine months ended September 30, 1999. Total general and administrative expenses of $6.0 million represents an increase of $1.2 million (24.0%) for the nine months ended September 30, 2000, as compared to the same period in 1999. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Costs of merger. During the nine months ended September 30, 2000 the Company completed its acquisition of Connectria. This transaction has been accounted for under the pooling of interests method. During the nine months ended September 30, 2000 the Company incurred one time acquisition costs of approximately $2.1 million.

     Other Income (Expense). Other income (expense) was ($300,000) for the nine months ended September 30, 2000 as compared to ($451,000) for the nine months ended September 30, 1999. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash, short-term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income taxes on earnings for the nine months ended September 30, 2000 at the rate of 28.4%, after adjusting for the amortization of intangible assets, and the costs of merger. The Company's effective tax rate reflects the blended effect of Canadian, US and other foreign jurisdictions' tax rates.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, lines of credit, capital leases, private placements and public offerings of its securities. At September 30, 2000, the Company had cash and cash equivalents of $9.5 million and working capital of $21.4 million.

     Cash provided by (used in) operating activities was ($2.2) million for the nine months ended September 30, 2000 compared to $480,000 for the nine months ended September 30, 1999. The net outflow of cash from operating activities, after adding back depreciation and amortization of $2.2 million, is due to a net increase in non-cash working capital items of $3.0 million and a net loss of ($1.3) for the nine months ending September 30, 2000. The net increase in non-cash operating working capital items is due primarily to a net increase in unbilled trade receivables of $6.0 million, and an increase in trade receivables of $1.7 million. The increase in unbilled trade receivables is due to timing differences arising between revenue recognition and billing milestones in certain multiphase implementations, as well as extended Advantex version r7 implementations. This increase is partially offset by an increase in deferred revenue of $3.1 million and an increase in accrued liabilities of $1.6 million.

     Cash provided by financing activities of $4.7 million during the nine months ended September 30, 2000 primarily relates to proceeds from common shares issued for $3.4 million pursuant to the exercise of stock options and the Company's Employee Share Purchase Plan. The Company also received $1.3 million from its capital lease program for the nine months ending September 30, 2000. The capital leases are to be repaid evenly over a 36 month period ending September 27, 2003, bear interest at 7.89% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $7.3 million for the nine months ended September 30, 2000 as compared to $3.1 million for the nine months ended September 30, 1999. Total investing activity during the nine months ended
September 30, 2000 consisted of $2.6 million in investments, $4.8 million in purchases of capital assets, $220,000 acquisition of intangible assets and a $288,000 net decrease in lease receivable. The increase in investments is comprised principally of a $2.0 million purchase of convertible preferred stock of eFrenzy Inc., and a $500,000 purchase of preferred stock of OurHouse Inc. Purchases of capital assets include computer hardware and software for use in research and development activities and to support the growth of the Company's corporate information systems and acquisition of investments. Investing activities in 1999 related primarily to purchases of capital assets.

     Existing sources of liquidity at September 30, 2000 include $9.5 million of cash and cash equivalents and up to $8.0 million available under the Company's operating line of credit. At September 30, 2000, the Company had provided a performance bond an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 101,068,000 ($4.2 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At September 30, 2000, the Company had no borrowings under the line of credit.

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

ITEM 3:  QUANTITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company's foreign currency exposure is primarily with Canada and Western Europe. Foreign exchange risk arises when the Company enters into transactions denominated in local currencies and not the Company's functional currency, the U.S. dollar.

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian dollar, the Euro and the Great Britain pound sterling. The Company has operations in the United States, Great Britain and the Netherlands in addition to its Canadian operations and did not hedge these exposures in 2000. However, the Company may from time-to-time hedge any net exposure to the Canadian dollar, the Great Britain pound sterling, and the Euro.

     As of September 30, 2000, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.3 million. The majority of the Company's foreign exchange exposure is to the Canadian dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

               None.

          (b)  Use of Proceeds from Sales of Registered Securities

               None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

     ITEM 5. OTHER INFORMATION

               None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Exhibit
           Number       Description
           ------       -----------
           99.1         Discussion of risk factors.


          (b)  Reports on Form 8-K

               During the three month period ended September 30, 2000 the Registrant filed the following reports on Form 8-K;

                    On August 14, 2000,  the  Registrant  amended the previously filed 8K report dated June 15, 2000 that reported the Registrant had consummated the merger of MDSI Acquisition Corporation, a wholly owned subsidiary of MDSI with and into Connectria Corporation, a Missouri Corporation, pursuant to which Connectria became a wholly-owned subsidiary of the Registrant. The document was amended to include the audited financial statements of Connectria Corporation, as of December 31, 1999, the unaudited financial statements as of June 30, 2000, and the unaudited Pro Forma Consolidated Financial Statements of MDSI Mobile Data Solutions Inc. dated December 31, 1997, 1998, 1999 and June 30, 2000, reflecting the results of the acquisition of Connectria Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MDSI MOBILE DATA SOLUTIONS INC.

Date: November 14, 2000           By:    /s/ Kenneth R. Miller
                                         --------------------------------------
                                  Name:  Kenneth R. Miller
                                  Title: Chief Executive Officer

Date: November 14, 2000           By:    /s/ Verne D. Pecho
                                  Name:  Verne D. Pecho
                                         --------------------------------------
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


Exhibit
Number          Description
------          -----------
99.1            Discussion of risk factors.