Form 10-K
period 2000-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2001-04-02
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-28968

                         MDSI MOBILE DATA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           CANADA                                      NOT APPLICABLE
(Jurisdiction of incorporation              (I.R.S. Employer Identification No.)
      or organization)

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

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 27, 2001 was approximately US$29,364,000. The number of shares of the Registrant's Common Shares outstanding as of March 27 , 2001 was 8,621,897.

                               TABLE OF CONTENTS

PART I ....................................................................... 1
        ITEM 1:  BUSINESS .................................................... 1

        ITEM 2:  PROPERTIES ..................................................20

        ITEM 3:  LEGAL PROCEEDINGS ...........................................21

        ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........21

PART II ......................................................................21
        ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS .................................21

        ITEM 6:  SELECTED FINANCIAL DATA .....................................22

        ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .........................23

        ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK .................................................35

        ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................35

        ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE .........................35

PART III .....................................................................36
        ITEM 10:  DIRECTORS AND OFFICERS OF THE REGISTRANT ...................36

        ITEM 11:  EXECUTIVE COMPENSATION .....................................40

        ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT .............................................44

        ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............45

PART IV ......................................................................46
        ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K ........................................46

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

                                         U.S. Dollars Per Canadian Dollar

                              2000              1999               1998              1997               1996
                              ----              ----               ----              ----               ----
Period End                 US$0.6666         US$0.6925          US$0.6504         US$0.6999          US$0.7301
Average                       0.6740            0.6744             0.6715            0.7198             0.7329
High                          0.6983            0.6925             0.7105            0.7487             0.7513
Low                           0.6397            0.6535             0.6341            0.6945             0.7235

     On March 27, 2001 the noon buying rate was CDN$1.00 = US$0.6372. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in United States dollars.

                                     Part I

Item 1:  Business

The Company

     By combining wireless communications, advanced workforce management applications and the Internet, MDSI is improving the way in which companies sell and deliver services. MDSI enables companies of any size, in any service market, to manage mobile and on site service workers to deliver better and more efficient services, and empowers those workers to perform more efficiently using reliable, wireless links to enterprise or Internet resources. MDSI's solutions consist of a suite of wireless connectivity, and service management solutions that can be delivered through traditional on-site, enterprise implementations or as a hosted service over the Internet. Founded in 1993, MDSI has over 100 major customers worldwide with operations and support offices in the United States, Canada, Europe and Australia.

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have mobile workforces, such as telecommunications, cable and broadband, utilities (electric, gas and water), commercial field services, and public safety providers. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

     In June 2000, the Company acquired all of the outstanding share capital of Connectria Corporation ("Connectria"), a Missouri corporation, for aggregate consideration of 845,316 Common Shares and the assumption of 583,037 stock options. The business combination was accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Acquisitions."

     Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000. The Company's web site is located at www.mdsi-advantex.com. Information contained on the Company's web site is not part of this report.

Background

     Organizations within the field service industry are highly dependent upon their mobile workforces to support their respective products and services. The field service industry is composed of a number of market segments, such as the telecommunications, cable and broadband, utilities (electric, gas and water) and commercial field services markets, in which mobile workers principally provide repair, maintenance, installation and other services for customers. Historically, these organizations have managed and supported their mobile workers by communicating information through wireline or voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion.

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

     The Company believes that significant trends in the regulatory environment, numerous technological advances and competitive pressures have reduced many of these limitations and have made the adoption of mobile data solutions by the field service industry more attractive. Deregulation has exposed the utility and telecommunications markets to competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks, such as those operated by Motient Corporation and Cingular Interactive L.P., are now widely available in North America, and similar networks are available in Europe and the Asia Pacific region. Increasing competition among these networks and the emergence of new wireless communication services, provided by organizations such as AT&T, Ameritech Mobile Communication and others, has resulted in greater availability of wireless networks and lower costs to subscribers. Consequently, the Company believes that mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems.

The MDSI Solution

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets in the field service and public safety industries to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable organizations in the field service and public safety industries to effectively communicate with, manage and support their mobile workers. MDSI's products are scaleable to address the needs of both small and large organizations. For example, MDSI has sold applications to support as few as 70 and as many as 7,000 mobile workers.

     MDSI's proprietary, wirelessly-enabled applications enable service companies to provide better customer service through the efficient management of service appointments and their workforces. MDSI's solutions help companies optimally schedule, assign, dispatch, track, complete and report on service work orders, and provide constant, near real-time communication between the company and its mobile workforce. Mobile workers and their organizations stay connected through status updates (e.g., "en route," "on site" or "job complete"), two-way messaging, remote access to enterprise databases and applications, and other features.

     MDSI's products are modular in design, which allows a solution to be implemented and then expanded to satisfy an organization's evolving information requirements. MDSI's products are designed to interface with a variety of public and private mobile data networks, including PCS networks and satellite-based data transmission networks, and are compatible with a variety of operating platforms, computer networks and enterprise applications. The most recent versions of MDSI's software are also designed to be Internet-enabled, allowing service companies' call takers, dispatchers and mobile technicians to use Web browsers to access and input data and some products allow customers to schedule appointments and track appointment progress online, anytime. For the mobile user, MDSI's Internet-enabled software can be accessed on any mobile device, such as a laptop, personal digital assistant, pager or an internet enabled phone.

     MDSI combines its products with professional services, such as implementation planning, project management, software configuration, software customization, training and ongoing technical support and software maintenance, to effectively address a customer's mobile workforce management requirements. Where appropriate, MDSI also provides third party products and services as part of a complete mobile data solution. MDSI also offers general consulting services to organizations evaluating the costs and benefits of implementing mobile workforce management systems, as well as organizations evaluating wireless industry software products and technologies.

     In MDSI's traditional enterprise product deployment, MDSI's software is installed on the customer's server at the customer's site. In 2000, MDSI announced plans to implement its "eBusiness" strategy under which MDSI will offer its Advantex family of mobile workforce management and wireless connectivity application software products over the Internet from a wirelessly-enabled Applications Service Provider ("ASP") site. The eBusiness applications will include Advantex ASP, eService Manager and eService Manager Mobile, which are designed to be similar in functionality to existing versions of MDSI's software products.. MDSI intends to provide application hosting and management services related to the eBusiness applications as a subscription service for a monthly fee or on a "per transaction" basis.

     MDSI believes that the growing usage of the Internet by the services industry will provide opportunities to provide essential scheduling and dispatching technology and services through its ASP site. The eBusiness strategy is expected to provide smaller organizations that were previously unable to afford mobile data workforce solutions or lacked the technical resources to support such products, access to MDSI's products. See "Forward-Looking Statements." MDSI intends to offer its ASP solution to customers through direct sales by MDSI, co-marketing and partnership arrangements with other ASP providers in select vertical markets, independent software vendors, systems integration and wireless carriers. Ultimately, MDSI believes that larger customers, including current MDSI customers, may elect to use MDSI's eBusiness products rather than the traditional on-site systems currently used by larger organizations.

Markets

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. Traditionally, MDSI has focused its attention on large customers in the telecommunications, cable and broadband and utilities (electric, gas and water) markets and to a lesser extent, commercial field service, and public safety markets. MDSI evaluates new target markets based upon their similarity to existing vertical markets in which MDSI has been successful, and upon the ability of MDSI to utilize its core competencies and proven technology to meet the needs of companies in these new markets.

     Field Service

     Telecommunications,     Cable    and    Broadband.     MDSI    sells    its
Advantex-Telecommunications product into the telecommunications, cable and broadband markets. Recently, changes in the regulatory environment have led to significant competition in these markets. For example, companies that provided traditional voice telecommunications services are now permitted to provide data services, basic cable and other broadband services. Similarly, companies that provided traditional cable TV service, now also provide cable telephony services and Internet services. The telecommunications market consists of wireline providers of local, and long-distance services, wireless communication service providers and ISPs (Internet service providers), worldwide. MDSI has installed or has a contract to supply its products to numerous telecommunication companies worldwide, including AT&T, Tele Danmark A/S, Cablevision Systems, and Belgacom S.A.

     MDSI believes that a number of major telecommunications companies have evaluated the need for mobile workforce management systems. The Company believes, however, that recent trends in the telecommunications industry have affected levels of capital spending by companies in this industry, and that such trends may adversely effect the rate at which these companies will adopt mobile workforce management systems. Over time, MDSI believes that this market will grow as companies implement mobile workforce management solutions to improve their competitiveness, efficiency and service levels as deregulation of the telecommunications markets continues. See "Forward-Looking Statements."

     Cable and broadband services consist of basic cable television services and new digital interactive broadband services, including digital cable TV services, cable data and Internet services, cable telephony services, and other interactive broadband data and multimedia services. The market is comprised of traditional cable multiple system operators (MSO's) and independent cable system operators, satellite service operators, new broadband divisions of traditional telecommunication firms, and new broadband entrants. Currently, in North America, approximately 80% of the subscriber base is under the control of the ten largest MSO's. Although several of these major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. Additionally, these MSO's are increasingly outsourcing some of their field technician work to specialty contractors, a group where MDSI does not currently have customers. See "Forward-Looking Statements." MDSI has installed or has a contract to supply its products to seven major cable operators, including Cox Communications Inc., Comcast Corp., MediaOne, Inc. and Adelphia Communications Corporation in the United States and Rogers Cablesystems Ltd and Videotron in Canada. MDSI has also targeted the new broadband overbuilder market (i.e., companies offering broadband services in markets that traditionally have had only one service provider), which currently is estimated to have only 4% share of the North American subscriber base, but has grown rapidly. MDSI has successfully installed its r7 Advantex software with one customer in the emerging broadband overbuilder market, Western Integrated Networks, L.L.C. ("WinFirst").

     Utilities. The utilities market targeted by MDSI primarily consists of gas, electric and water companies in the United States, Canada, Europe and Asia. MDSI has traditionally targeted the distribution operations within a utility. MDSI believes, however, that such operations generally account for only a portion of the total number of a utility's mobile workers, with the balance attributable to mobile workers engaged in sales, construction, engineering and management functions. As a result, MDSI believes that there is an opportunity to increase sales to existing customers and generate incremental revenue. See "Forward-Looking Statements". MDSI's products have been implemented or are being implemented in over 60 gas and electric utilities located in the United States, Canada, Europe and Asia.

     Commercial Field Service. The commercial field market consists of a large number of organizations mainly comprised of small and medium-sized firms who provide a wide variety of general field services. These organizations include companies engaged in the maintenance and repair of office equipment, insurance adjustment, product repair and maintenance, computer technical support and service, delivery services and on-site technical support. To date, MDSI has not focused its primary attention on this market, but it has successfully sold its Advantex-Field Service application to a small number of companies in this market, including most recently, Diebold, Incorporated. The Company believes that its new eBusiness products are designed to address the needs of small and medium sized organizations in this market. See "Forward-Looking Statements."

     Public Safety

     The public safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. The public safety industry was one of the first vertical industries to adopt mobile data technology. As a result, MDSI believes that many organizations in the public safety industry would benefit from the replacement of their original mobile data systems with new technology that provides increased capabilities over the first generation systems. See "Forward Looking Statements." MDSI has installed its Advantex-Public Safety product with the North Carolina State Highway Patrol and has a contract to supply this product to the State of Ohio. The Advantex-Public Safety product is able to control multiple public safety agencies from one platform infrastructure. Once the original system is installed within a government agency, other agencies can be added to the system without procuring a new system. An incremental license fee is charged for each agency and mobile data terminal added to the system.

Customers and Applications

     For the year ended December 31, 2000, MDSI's software and services revenues were distributed approximately as follows: 50% from the telecommunications, cable and broadband market, 40% the utility (electric, gas and water) market and the remaining 10% from the other markets. During the year ended December 31, 2000, MDSI generated approximately 80% of its revenue from North America, approximately 14% from the EMEA countries (Europe, Middle East and Africa), and the remaining 6% from other parts of the world, primarily Austral-Asia.

     MDSI's customers vary in size from small local service companies to large regional and international organizations. During the year ended December 31, 2000, MDSI did not earn revenue from any one customer that accounted for greater than 10% of overall revenue while in the years ended December 31, 1999 and 1998, one U.S. utility company accounted for 10.1% and 8.5%, respectively, of MDSI's consolidated revenue. In the years ended December 31, 2000, 1999 and 1998, approximately 25.8%, 31.0% and 30.2%, respectively, of MDSI's consolidated revenue was attributable to five or fewer customers. MDSI believes that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue. In the years ended December 31, 2000, 1999 and 1998, revenue derived from sales outside of North America accounted for 20.0%, 22.1% and 3.1% of MDSI's total revenue, respectively. See
Note 12 of MDSI's Consolidated Financial Statements. Because MDSI's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of MDSI's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."

     MDSI's eBusiness offering, including Advantex ASP, eService Manager and eService Manager Mobile were launched during the year ended December 31, 2000. MDSI has yet to realize any material revenues from these products. MDSI believes that its eBusiness products will initially appeal to smaller customers who cannot afford the upfront costs of on-site implementations and who do not have the internal technical resources to operate such systems. MDSI intends to offer its eBusiness products on a monthly subscription and/or transaction fee basis. See "Forward-Looking Statements." MDSI also provides managed-hosting services to numerous third parties. The customers for these services are typically medium- to large- sized businesses that outsource their computer hosting needs in order to increase efficiency, obtain increased technical expertise, and reduce cost.

Products

     Advantex r7. Traditionally, MDSI has focused on on-site, enterprise implementations for large customers in the telecommunications, cable and broadband, utilities (electric, gas and water), commercial field services, and public safety markets. MDSI has developed versions of its Advantex suite of software products that are targeted specifically to meet the needs of each of these vertical markets. The enterprise solution is typically comprised of the sale of software licenses (priced on a per user basis) for Advantex r7 wireless workforce management product and may include MDSI's Advantex Enterprise Gateway product, which enables seamless wireless connectivity over a variety of wireless networks. Additionally, MDSI provides the implementation and integration services necessary to install the solution on the customers' site and connect it to the customers' other enterprise applications. Finally, as part of an Advantex enterprise sale, MDSI offers a maintenance and service agreement that may vary in length up to multi-year terms. Advantex r7, introduced in 2000 as the latest version of MDSI's Advantex product line, is scalable to meet the needs of large field service organizations (tens of thousands of workers) or much smaller ones. It is designed to be highly interoperable so that it can be seamlessly and quickly integrated to other enterprise applications, such as inventory or billing, on an organization's LAN or WAN. Advantex r7 is configurable by the customer and has been designed to enable an ASP deployment. MDSI has successfully implemented its first Advantex r7 deployment and expects to complete the second implementation by the second quarter of 2001.

     Advantex-ASP. Advantex-ASP represents a version of Advantex that can be pre-configured to support the needs of a variety of potential customers and deployed from a centrally hosted system. In contrast to MDSI's traditional, one-time sale and delivery of a licensed software product, Advantex ASP allows service companies to subscribe for hosted versions of Advantex r7 and the Advantex Enterprise Gateway product from MDSI's wireless ASP site in St. Louis. MDSI believes that Advantex ASP will make it easier and faster for organizations to enjoy the benefits of a wireless workforce management system without investing in data center operations and support functions, and allows companies to focus exclusively on operating their core business more effectively. MDSI believes that these benefits will be particularly attractive to mid-size organizations in MDSI's core markets (as well as other field service markets that are comprised primarily of mid-size organizations). The ASP offering may also be attractive to large organizations as well, or as a means of pilot-testing the MDSI solution prior to committing to an outright purchase of licenses.

     MDSI provides the expertise required to customize, host, manage, maintain, and support the software application. This includes network services, data center operations, application management and business systems integration. MDSI will host the Advantex r7 workforce management software and the Advantex Enterprise Gateway wireless connectivity software from its own wireless ASP site. Advantex ASP was introduced in 2000 and MDSI is in the process of implementing it at its data center. Advantex ASP will rely upon the continued development of Advantex r7 product. MDSI anticipates that additional vertical market versions of Advantex-ASP may be developed to meet the needs of customers in new vertical markets, as they are established. See "Forward-Looking Statements."

     Advantex-Enterprise Gateway. The Advantex-Enterprise Gateway family of inter-networking software products provides high speed, cost effective, enterprise-wide connectivity solutions across multiple wireless and wireline data networks. This software technology provides for the integration of existing wireline-based computing environments with the most prevalent wireless networks. Advantex-Enterprise Gateway allows users to integrate wireless and wireline data applications in a marketplace where no connectivity or interoperability standards are currently defined. MDSI markets the Advantex-Enterprise Gateway product primarily to customers of its Advantex workforce management applications. The Advantex-Enterprise Gateway product consists of both the open message service (OMS) and open message client (OMC) software components. OMS is a UNIX-based messaging solution providing bridge, router and gateway functionality. OMC is a Windows product providing wireless and wireline data access for PC compatible mobile computing devices.

     eServiceManager. eServiceManager is a scaled-down software application designed for smaller service companies with up to 50 mobile workers per location. The application enables consumers to book appointments with service providers online. It also allows the service provider's call-takers to schedule appointments in response to orders by consumers via the phone. The application performs algorithm-based resource allocation to assign each job to the most appropriate mobile worker.

     eService Manager Mobile. For small field service organizations, like plumbers and electricians, who require an end-to-end workforce management solution without all the features of Advantex, MDSI offers eService Manager Mobile as a hosted service. Like Advantex, eService Manager Mobile allows companies to schedule, assign, dispatch, update, complete and report on service work orders and the people that execute them but was designed to meet the requirements of a small organization. Additionally, eService Manager Mobile provides the customer-facing functionality that allows service companies to offer their services 24x7 through self-service, online scheduling. For small "fixed location" service organizations, like a dentist offices, physicians, hair salons, auto service centers or eye care outlets, without mobile workers, MDSI offers eService Manager, a subset of eService Manager Mobile which offers Internet-based scheduling and work order assignment without wireless capabilities. Both eService solutions are hosted from MDSI's ASP site in St. Louis. Unlike Advantex r7 its enterprise or ASP forms, the eService solutions are accessible only from an Internet browser and typically are not integrated with other enterprise applications. Accordingly, comparatively little service work is required to implement the eService solutions.

     Bundled Wireless Solutions. MDSI is currently certifying and testing a number of products and services which are designed to provide seamless communications between industry standard mobile devices, such as pagers, PDAs, webphones, laptops, and wireless modems, with wireless networks and gateways that permit communication between such mobile devices and MDSI's AdvantexASP, eService Manager Mobile and eService Manager applications. MDSI has entered into several reseller agreements with manufacturers and distributors of mobile devices and the network carriers to enable it to provide these products and services as a bundled wireless solution to its customers.

Professional and Customer Support Services

     MDSI provides a complete range of specialized professional and customer support services to assist its clients in implementing and using MDSI's products effectively. Typically, contracts for the sale of MDSI's software include implementation planning, project management, software configuration, software customization, installation, education and training, technical support and ongoing maintenance. MDSI believes that providing high quality, cost-effective professional services facilitates effective implementation of its products and fosters a strong relationship with the customer that often leads to future orders for MDSI products and services. Through its wireless ASP operations, MDSI also offers a number of professional services that are unrelated to the sale of its products.

Professional Services

     MDSI's professional services personnel facilitate the implementation and optimization of its products. A professional services engagement usually lasts for six to twelve months and involves working with the client in planning, specification and implementation of its products. During the planning phase of the engagement, MDSI's personnel work closely with customer representatives to prepare a detailed project plan that includes a timetable, resource requirements, milestones, training requirements and demonstrations of product capabilities.

     During the specification phase of the professional services engagement, MDSI's professional services personnel work with the customer to specify the exact MDSI products and system configuration. MDSI personnel also work with the customer to design the technology infrastructure, specify the business processes and formats for those elements of the products that are configurable, define business processes and formats for the elements that are custom designed and establish the procedure for implementation of the product. MDSI personnel also develop and recommend modifications to the customer's business processes to improve the performance of MDSI software and reduce or eliminate the need for customization.

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

Application Hosting and Related Professional Services.

     As well as being the hosting centre for MDSI's own applications, MDSI's wireless ASP operations in St. Louis provide advanced application hosting for many third party solutions including advanced e-commerce Web sites and the Lotus family of advanced collaboration and distance learning applications. MDSI's St. Louis operations can also outsource a customer's networking needs, and provide management of their office LAN/WAN and Internet connections. MDSI's ASP facilities and staff provide the physical environment and engineering support necessary to keep these technologies operating at peak performance around the clock. In connection with this business, MDSI provides the following consulting services:

     Lotus/Domino Implementations: MDSI is a Lotus Advanced Business Partner and has been selected on various occasions by Lotus and IBM as a subcontractor to provide advanced Lotus implementation services to their clients. Once an implementation or upgrade is complete, MDSI offers several plans to provide ongoing support and maintenance to keep a Lotus environment running at peak efficiency and cost-effectively. Some of MDSI's Lotus implementation clients include Seton Hall University, PECO Energy, Deutsche Bank, Delaware State University and Bowling Green State University, and others.

     Java Application Development: MDSI has significant expertise in the design, development and implementation of object-oriented and component-based Java applications that are highly scaleable, reliable, and secure. MDSI's staff has extensive experience using client-side and server-based Java. MDSI's technical staff have significant experience with developing systems with several major Java standards.

     Network Engineering & Audits: MDSI's staff has extensive experience in designing, implementing, and troubleshooting voice and data network networks, for companies such as Deutsche Bank, A.G. Edwards, PECO Energy, Bowling Green State University, and many others. One of MDSI's core competencies is implementing managed desktop environments that increase network performance and reliability while reducing Total Cost of Ownership (TCO) of PC-based networks. MDSI also has extensive experience in performing network reviews and audits, with advanced knowledge of all seven layers of the OSI network model. Most importantly, MDSI's staff understands the importance of each layer and how to optimize network components to meet the requirements of each client's network.

     Oracle Database Administration: MDSI's staff has experience in implementing large data warehouses for companies such as MasterCard, Union Pacific, and Citicorp among others. MDSI is an Oracle Business Partner with extensive knowledge of Oracle 7, 8, and 8i databases. If needed, MDSI can also provide Oracle database administration services to customers to ensure that their databases are operating at peak performance.

     Data Center Server Management: While MDSI operates its own Internet Data Centers (IDC), MDSI can also provide data center management of clients' facilities either remotely or on site, including UNIX, NT, Linux, and Novell servers, along with numerous other server or networking technologies. MDSI has performed such services for clients such as PECO Energy, Deutsche Bank, and Bowling Green State University among others. MDSI's staff has extensive experience in performing operational support activities to include 24 x 7 system monitoring, problem determination, problem resolution management, operating system/system software version management, and backup and restore. MDSI also has extensive experience in implementing system management environments using a combination of both automated agents and polling mechanisms using major vendor's system management platforms, in order to deliver maximum application availability.

Customer Support

     MDSI believes that its ability to offer a high level of customer support is critical to its success. MDSI's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, typically on an annual basis, that take effect on the expiration of the product warranty. At December 31, 2000, MDSI had 58 customer support personnel, of whom 36 were located in Canada, 18 in the United States and 4 in Copenhagen.

     MDSI is also in the process of establishing a comprehensive 7-day by 24-hour customer service support center to provide various levels of customer support for its eBusiness customers. MDSI is also conducting benchmarking activities to assist in the design and operation of its data center. MDSI intends to provide professional services in conjunction with the deployment of its ASP offerings. These professional services personnel will draw upon the experience of existing MDSI personnel and will assist in the configuration of MDSI's systems to meet the needs of potential customers in the target markets.

Product Development

     The mobile workforce management industry is characterized by rapid technological change and increasing user requirements. Accordingly, MDSI must be able to provide new products and to modify and enhance existing products on a timely and continuing basis in order to be competitive. To accomplish this objective, MDSI's strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, MDSI may acquire or license complementary technology developed by third parties for integration into MDSI's products.

     MDSI believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in the design and development of specialized mobile computing devices, as well as radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow MDSI to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner.

     As of December 31, 2000, MDSI's technical and engineering staff, supporting both product development and professional services, consisted of 346 employees, including 224 employees based at its Richmond, British Columbia headquarters, 52 employees based primarily at its Itasca, Illinois facility, 65 employees based at its St. Louis, Missouri facility and other locations in the United States and 5 in the United Kingdom.

     During the years ended December 31, 2000, 1999 and 1998, MDSI's total expenditures for product development were $9.0 million, $6.9 million and $5.8 million, respectively, reflecting 14.7%, 11.8% and 12.1% of MDSI's revenue, respectively. Management believes that timely and continuing product development is critical to MDSI's success and plans to continue to allocate significant resources to product development. See "Forward-Looking Statements."

Sales and Marketing

     MDSI markets its products through a direct sales force as well as through strategic remarketing and/or joint selling arrangements with independent software vendors, system integrators, vertical-market-focused ASP's, wireless carriers and Internet service portals (or marketplaces).

     Direct Sales Force. MDSI's sales personnel are knowledgeable about the technological components of wireless applications and current industry and enterprise-specific application issues. They work in teams that specialize in each of the targeted vertical markets. MDSI's sales personnel employ their expertise to develop long-term consultative relationships with customers in order to identify the needs of the customer and provide specific and effective solutions. To date, substantially all of MDSI's revenue has been generated by direct sales activities.

     Independent Software Vendors. MDSI establishes relationships with other independent software vendors that sell complementary products, such as billing or customer relationship management solutions, into MDSI's markets. The relationships typically involve MDSI working with the vendors to establish a standard integration of the companies' products, and jointly identifying and jointly executing on sales prospects for the integrated solution. To date, MDSI has established relationships with companies like Siebel Systems, Lucent Technologies, SAP, and CES International. In some cases the relationships have been formalized through written agreements, while others remain informal.

     Systems Integrators. MDSI also establishes strategic relationships with systems integrators that work in MDSI's markets to provide end-to-end solutions on a customer-by-customer basis or as an integrated product offering for the vertical market. In either case, MDSI works with the integrator to assist in the sales process and to integrate MDSI's products with the other component software pieces. To date, MDSI has worked with Cap Gemini, Ernst & Young, Accenture (formerly Andersen Consulting), PricewaterhouseCoopers, CGI, and Convergent Group. In some cases the relationships have been formalized through written agreements, while others remain informal. In the future, MDSI intends to involve these integrators in providing the implementation work surrounding customer installations. See "Forward-Looking Statements."

     Vertical Market ASPs. For its Advantex ASP product, MDSI intends to establish relationships with other ASPs that offer complementary solutions. The relationships will involve solution integration work, an interconnection of the companies' ASP sites and arrangements surrounding sales of the integrated solution. To date, MDSI has entered into one such relationship, with DriveLogic, a company that is integrating an end-to-end ASP solution to automate the life cycle of auto insurance claims, from initiation to settlement. MDSI's Advantex ASP product will provide the workforce management and wireless connectivity components of the total solution. DriveLogic is a subsidiary of CCC Information Services, a leading provider of outsourced solutions, such as claims management, to the auto insurance industry. See "Forward-Looking Statements."

     Wireless Carriers. MDSI also intends to market its eBusiness applications through wireless carriers. For these carriers, MDSI's products represent content that could increase their customers' usage of their wireless networks, and make customers less likely to switch to another wireless service provider. For prospects identified by the wireless carrier, MDSI anticipates that its direct sales force will play a significant role in the sales process. MDSI intends to bundle the carrier's airtime and resell it to its eBusiness customers as part of a total solution. To achieve these goals, MDSI must link the carriers' networks to MDSI's wireless ASP site. To date, MDSI has entered into reseller arrangements with Cingular Interactive L.P. (formerly BellSouth Wireless Data L.P.), Motient Corporation, and AT&T Wireless Services Inc. Under these arrangements, the parties intend to offer MDSI's eBusiness solutions jointly with airtime from the carrier's network. MDSI and the carrier's intend to jointly market the bundled products, initially to small and medium-sized companies. See "Forward Looking Statements."

     Online Service Marketplaces. MDSI intends to sell its eService products through Web companies who create Internet marketplaces where sellers and buyers of services can transact business online. MDSI's hosted eService products can be integrated with a company's technology and linking sites to enable the marketplace with the eService functionality (including online scheduling, order assignment, order dispatching, and real-time, online tracking) and to offer that functionality to the marketplaces' service company customers. To date, MDSI has entered into agreements with two such Internet marketplaces, both in the home services market, OurHouse.com Inc. ("OurHouse.com"), an Internet site for home improvement, home services and how-to information, and ServiceMagic, Inc., an Internet site for home improvement, home services and how-to information. As part of its agreement with OurHouse.com, MDSI has made an investment of approximately $500,000 in OurHouse.com. See "Forward-Looking Statements."

     At December 31, 2000, MDSI's sales, marketing and technical support group consisted of 70 employees, with 33 based out of MDSI's Richmond, British Columbia facility, 19 based out of its Itasca, Illinois facility, 10 employees based out of its St. Louis, Missouri facility, and 8 based out of various other international locations.

Competition

     The markets for mobile workforce management applications and wireless connectivity software are highly competitive. Numerous factors affect MDSI competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (both server and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support.

     Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. MDSI expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. In addition, a small number of MDSI's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as MDSI. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements.

     Certain of MDSI's competitors have substantially greater financial, technical, marketing and distribution resources than MDSI. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that MDSI will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by MDSI will not have a material adverse effect on its business, financial condition, operating results and cash flows.

     MDSI believes that in the utility, telecommunications, cable and broadband industry segments the most important competitive factors are the reputation of the supplier and their proven record in implementing wireless data solutions. MDSI primarily competes in the utility market with Utility Partners, L.C., Alterra Corp., M3i Systems, Inc. and iMedeon, Inc. MDSI has several competitors in the telecommunications, cable and broadband markets, a few of which have historical relationships with certain of the large telecommunications companies. MDSI's primary competitor for telecommunications customers is Telcordia (formerly Bellcore), and more recently ClickSoftware, Inc. (formerly IET) and ViryaNet Ltd. In the cable and broadband markets, MDSI's primary competitors are Telcordia, MobileForce Technologies, Inc. (formerly Ubiquinet, Inc), PointServe (through its merger with Brazen Software, Inc.) and CSG Systems International.

     MDSI believes that the principal competitive factors in the field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service
representatives.   In  this  market,  MDSI's  principal  competitors  are  Astea
International Inc. and Metrix Inc., in addition to several larger enterprise software companies, such as Clarify, Oracle, PeopleSoft and Siebel Systems, which offer less comprehensive solutions.

     MDSI primarily competes in the public safety market with Cerulean, PRC, Tiberon Systems, and New World Systems. Many of MDSI's competitors have a more established reputation in the public safety market. In many of the large public safety opportunities, MDSI is a subcontractor to a large prime contractor serving as the overall system integrator. MDSI is currently used as a subcontractor for public safety installations by Motorola Inc. and TRW Inc.

     MDSI believes that the principal competitive factors in the eBusiness market are the integrity of MDSI's business model, and the financial viability of the organization. MDSI will face competition from a number of existing competitors and emerging Internet based competitors in the eBusiness field. Existing competitors including iMedeon, ClickSoftware, FieldCentrix, and eDispatch.com Wireless Data Inc. ("eDispatch"). MDSI believes that these competitors are primarily targeting smaller-sized businesses with an ASP service offering. These companies offer a "basic" scheduling and dispatch system. New competitors targeting Internet intermediaries for the provision of scheduling and/or dispatch software services include Microsoft WebAppoint, TimeTrade, MegaTribe and X-Time. These competitors are specifically focused on Internet-based scheduling and dispatching services for the growing general services market, but do not currently offer a wireless solution. The competitive landscape that MDSI's products face is complex since this market is in the relatively early stages of development. By positioning itself as a wireless Internet ASP, MDSI will also face competition from wireless infrastructure providers such as Aether Systems, Inc. and Broadbeam Inc., and from managed IT services providers such as Exodus Communications Inc. and Jamcracker Inc. MDSI intends to compete with both types of competitors in the eBusiness solutions market by leveraging on its track-record, its relationships and its product history.

Employees

     As of December 31, 2000, the Company had 564 full-time employees and contractors, including 346 in technical and engineering, 70 in sales, marketing and technical support, 58 customer support and 90 in management, finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good. Subsequent to December 31, 2000, the Company terminated 34 employee and contractor positions in Canada and the United States in connection with a restructuring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors

     MDSI's business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.

Potential Fluctuations in Quarterly Operating Results

     MDSI's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased competition, changes in the demand for MDSI's products and services, the cancellation of contracts, the timing of new product announcements and introductions, changes in pricing policies by MDSI and its competitors, delays in the introduction of products or enhancements by MDSI, expenses associated with the acquisition of products or technology from third parties, the mix of sales of MDSI's products and services and third party products, seasonality of customer purchases, personnel changes, the mix of international and North American revenue, tax policies, foreign currency exchange rates and general economic conditions.

     MDSI relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. MDSI from time to time has experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. Because MDSI currently recognizes revenue on a percentage of completion method, delays in completion of certain contracts has caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. There can be no assurance that MDSI will be able to complete current projects or implement future systems on a timely and cost effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon MDSI's business, financial condition, operating results and cash flows.

     Because MDSI is unable to forecast with certainty the receipt of orders for its products and services and MDSI's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of MDSI's expenses vary with its revenue. In particular, MDSI plans to increase its operating expenses to implement its e-Business strategy, expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative resources. MDSI is in the process of implementing its e-Business strategy, which is designed to generate revenues on a month-to-month or per-transaction basis. MDSI anticipates that costs associated with implementing its e-Business strategy will increase MDSI's operating expenses and may not be offset by ASP service revenue, if at all. There can be no assurance that MDSI will effectively compete in this market or receive sufficient revenues from its e-Business to offset such costs.

     Based upon all of the foregoing factors, MDSI believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. MDSI may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. See "Forward-Looking Statements". If new competitors, technological advances by existing competitors or other competitive factors require MDSI to reduce its prices or invest significantly greater resources in research and development efforts, MDSI's operating results in the future may be adversely affected. There can be no assurance that MDSI will be able to grow in future periods or that it will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that in some future quarter MDSI's operating results will be below the expectations of public market analysts and investors. See "Forward Looking Statements". In such event, the price of MDSI's Common Shares would likely be materially adversely affected.

     Since 1996, MDSI has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which MDSI purchases from vendors and sells to its customers. For the years ended December 31, 2000, 1999 and 1998, 4.6%, 14.1% and 27.0%, respectively, of MDSI's revenue was attributable to third party products and services. Because the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, MDSI may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because MDSI's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

     Certain of the vertical markets targeted by MDSI include industries with implementation requirements that vary seasonally. For example, utility companies in North America generally have decreased implementation activity in winter months when such utilities face their greatest consumer demand. As a result, MDSI's results of operations may also vary seasonally, and such variation may be significant.

Lengthy Sales Cycles for Advantex Products

     The purchase of a mobile workforce management solution is often an enterprise-wide decision for prospective customers and requires MDSI to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, MDSI's products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, MDSI may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on MDSI's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, MDSI has recently experienced an increase in the time necessary to complete the negotiation and signing of certain contracts with some of its larger customers.

Dependence on Large Contracts and Concentration of Customers

     MDSI's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2000, 1999 and 1998, approximately 25.8%, 31.0% and 30.2%, respectively, of MDSI's consolidated revenue was attributable to five or fewer customers. During the years ended December 31, 2000, 1999 and 1998, one customer accounted for 5.8%, 10.1% and 8.5%, respectively, of MDSI's consolidated revenue. MDSI believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of MDSI to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. Moreover, MDSI's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

     The size of a contract for a particular customer can vary substantially depending on whether MDSI is providing only its own products and services or is also responsible for supplying third party products and services. MDSI recognizes revenue using the percentage of completion method, which MDSI calculates based on total costs incurred compared to total costs estimated by MDSI for completion. Therefore, any significant increase in the costs required to complete a project, or any significant delay in a project schedule, could have a material adverse effect on that contract's profitability and because of the size of each contract, on MDSI's overall results of operations. MDSI from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. MDSI's contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts would affect the timing of MDSI's cash flows and could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. Any significant failure by MDSI to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.


Potential Fluctuations in Backlog

     MDSI's backlog consists of a relatively small number of large contracts relating to sales of its mobile workforce management and wireless connectivity software and related equipment and services, and sales of third party products and services. Due to the long, complex sales process and the mix of sales of MDSI's products and services and third party products and services, MDSI's backlog may fluctuate significantly from period-to-period. In addition, under the terms of MDSI's contracts, MDSI's customers may elect to terminate their contracts with MDSI at any time after notice to MDSI or to delay certain aspects of installation. Due to the relative size of a typical contract compared to MDSI's annual and quarterly revenue, a termination or installation delay of one or more contracts could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. Contracts for software maintenance and support are generally renewable every year and are subject to renegotiation upon renewal. There can be no assurance that MDSI's customers will renew their maintenance contracts or that renewal terms will be as favorable to MDSI as existing terms.

Limited Operating History; History of Losses; Increased Expenses

     MDSI commenced operations in February 1993 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. As of December 31, 2000, MDSI had an accumulated deficit of $9.7 million. There can be no assurance of sustained profitability or that, MDSI will realize revenue growth or be profitable on a quarterly or annual basis. In addition, MDSI plans to increase its operating expenses to implement its e-Business strategy, expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. A relatively high percentage of MDSI's expenses is typically fixed in the short term as MDSI's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, MDSI's business, financial condition, operating results and cash flows would be materially adversely affected. In addition, in view of MDSI's recent revenue growth, the rapidly evolving nature of its business and markets, MDSI's limited operating history and the recent acquisitions, MDSI believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Integration of Acquisitions

     MDSI may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to MDSI's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which MDSI has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by MDSI could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities, amortization of expenses related to goodwill and other intangible assets and write-off of restructuring costs and acquired research and development costs, all of which could materially and adversely affect MDSI's financial condition, results of operations and cash flows.

New Product Development

     MDSI expects that a significant portion of its future revenue will be derived from the sale of newly introduced products, including Advantex r7, Advantex ASP, eService Manager, and from enhancement of existing products. MDSI's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that MDSI will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If MDSI is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, MDSI's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, MDSI has experienced, and expects that it will experience, delays in the completion and introduction of new software products, such as Advantex r7. The increased time required for the initial implementation and field testing of a new version of software has resulted in delays in commencement of additional installations of the Advantex r7 product. MDSI completed its first r7 installation in the first quarter of 2001, and anticipates it will complete an additional installation of the Advantex r7 product during the second quarter of 2001. See "Forward-Looking Statements".

e-Business Development

     MDSI intends to provide access to its mobile workforce management and wireless connectivity application software products over the Internet from a wirelessly-enabled ASP site on a subscription or "per transaction" basis. Currently MDSI derives e-Business revenue from consulting and hosting services, and there can be no assurance that MDSI will realize significant revenues from its new e-Business products. MDSI's e-Business products are targeted at Internet intermediaries who offer a wide range of services, including home services to consumers and small and medium-sized businesses. MDSI anticipates that its operating expenses will increase as MDSI establishes a comprehensive 7 day, 24 hour customer service support center to provide various levels of customer support for its e-Business customers and increases its development and marketing efforts. MDSI does not currently have any e-Business customers, operating on a commercial basis although field trials have commenced, and there can be no assurance that MDSI will successfully implement its e-Business strategy. There also can be no assurance that MDSI will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by MDSI will not materially adversely affect its business, financial condition, operating results and cash flows.

     As part of MDSI's eBusiness strategy, MDSI has made strategic investments in two private companies that have created Internet marketplaces. At December 31, 2001, MDSI has made an aggregate investment of approximately $2.5 million in such companies. There can be no assurance that such entities will be commercially successful or that MDSI will be able to recover or realize a return on its investment in such companies.

Management of Growth

     Since its inception, MDSI has experienced rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of MDSI has grown from nine employees in Canada in February 1993 to 564 employees located in Canada, the United States and other international locations at December 31, 2000. In addition, the recent acquisition of Connectria has increased the number of products MDSI supports and markets, as well as the number of vertical markets into which it sells products. MDSI has also recently expanded the geographical areas in which it operates. MDSI believes that continued growth in the number and complexity of products and in the number of personnel will be required to maintain MDSI's competitive position. MDSI's rapid growth, coupled with the rapid evolution of MDSI's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. MDSI's ability to manage recent and future growth will require MDSI to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that MDSI will be able to manage its growth successfully. Failure to do so could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

Dependence on Key Personnel

     MDSI's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. MDSI intends to hire a significant number of additional technical and sales personnel in the next year. See "Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that MDSI can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of MDSI's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon MDSI's business, financial condition, operating results and cash flows.

Dependence on Selected Vertical Markets

     Prior to 1996, substantially all of MDSI's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of MDSI's revenue. In those years, MDSI sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of MDSI's revenue. In 1999, the telecommunications market accounted for 48% of MDSI's revenue. In 2000, the telecommunications and cable markets accounted for greater than 45% of MDSI's revenue. MDSI anticipates that a significant portion of its future revenue will be generated by sales of products to the telecommunications market. See
"Forward-Looking Statements." The Company believes that recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including telecommunications and broadband. In addition, current economic conditions and developments in the energy markets may have an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company anticipates that such economic conditions and regulatory trends may affect demand in 2001 for the products and services offered by the Company. A decline in demand for MDSI's products in the telecommunications, utilities or other markets as a result of economic conditions, regulatory trends, competition, technological change or otherwise, would have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. There can be no assurance that MDSI will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

Dependence on Marketing Relationships

     MDSI's products are marketed by MDSI's direct field sales force as well as by resellers. There can be no assurance that MDSI's existing resellers will continue to provide the level of services and technical support necessary to provide a complete solution to MDSI's customers or that they will not emphasize their own or third-party products to the detriment of MDSI's products. The loss of these resellers, the failure of such parties to perform under agreements with MDSI or the inability of MDSI to attract and retain new resellers with the technical, industry and application experience required to market MDSI's products successfully could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. MDSI expects that it may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. See "Forward Looking Statements". To the extent that such joint ventures are not successful, there could be a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

     MDSI intends to market its e-Business products through a direct sales force, and through marketing relationships with ASP's that are offering end-to-end suites of operating solutions to MDSI's targeted vertical markets, wireless carriers and operators of Internet sites that aggregate smaller service providers for home services. There can be no assurance that MDSI's e-Business solutions will be compatible with these marketing partners or that they will not emphasize their own or third-party products to the detriment of MDSI's products. MDSI's failure to enter into marketing relationships, the failure of the parties to perform under these agreements or the inability of MDSI to provide effective e-Business solutions successfully could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

Competition

     The markets for mobile workforce management applications, wireless connectivity software, mobile data network equipment and mobile computing devices are highly competitive. Numerous factors affect MDSI's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (server, wireless carrier, and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support. Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. MDSI expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. See "Forward Looking Statements". In addition, a small number of MDSI's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as MDSI. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. Certain of MDSI's competitors have substantially greater financial, technical, marketing and distribution resources than MDSI. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that MDSI will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by MDSI will not materially adversely affect its business, financial condition, operating results and cash flows. MDSI primarily competes in the utility market with Utility Partners, L.C., Alterra Corp., M3i Systems, Inc. and iMedeon, Inc. MDSI has several competitors in the telecommunications, cable and broadband markets, a few of which have historical relationships with certain of the large telecommunications companies. MDSI's primary competitor for telecommunications customers is Telcordia (formerly Bellcore), and more recently ClickSoftware, Inc (formerly IET) and ViryaNet Ltd. MDSI's principal competitors in the cable and broadband markets are Telcordia, MobileForce Technologies, Inc. (formerly Ubiquinet, Inc.), Pointserve (through its merger with Brazen Software, Inc.), and CSG Systems International. In the general field service market, MDSI's principal competitors are Astea International Inc. and Metrix Inc., in addition to several larger enterprise software companies, such as Clarify, Oracle, PeopleSoft and Siebel Systems, which offer less comprehensive solutions. In the public safety market, MDSI's principal competitors are Cerulean, PRC, Tiberon Systems and New World Systems.

     MDSI will face competition from a number of existing competitors and emerging Internet-based competitors in the eBusiness field. Existing competitors including iMedeon, ClickSoftware, FieldCentrix and eDispatch. MDSI believes that these competitors are primarily targeting smaller-sized businesses with an ASP service offering. These companies offer a "basic" scheduling and dispatch system. New competitors targeting Internet intermediaries for the provision of scheduling and/or dispatch software services include Microsoft WebAppoint, TimeTrade, MegaTribe and X-Time. These competitors are specifically focused on Internet-based scheduling and dispatching services for the growing general services market, but do not currently offer a wireless solution. The competitive landscape that MDSI's products face is complex since this market is in the relatively early stages of development. By positioning itself as a wireless Internet ASP, MDSI will also face competition from wireless infrastructure providers such as Aether Systems, Inc. and Broadbeam Inc., and finally from managed IT services providers such as Exodus Communications Inc. and Jamcracker Inc.

Risk of Product Defects

     Software products, including those offered by MDSI, from time-to-time contain undetected errors or failures. There can be no assurance that, despite testing by MDSI and by current and potential customers, errors will not be found in MDSI's products. Such errors could result in loss of or delay in market acceptance of MDSI's products, which could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

Proprietary Technology

     MDSI's success is dependent on its ability to protect its intellectual property rights. MDSI relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, MDSI has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex, Wireless@work and Compose marks. Other than several patents pending for certain technology, MDSI has not generally sought patent protection for its products. As part of its confidentiality procedures, MDSI generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that MDSI's efforts to protect its intellectual property rights will be successful. Despite MDSI's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of MDSI's software products, and use such copies to create competitive products. Policing the unauthorized use of MDSI's products is difficult, and, while MDSI is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which MDSI's products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by MDSI in such countries may increase the likelihood that MDSI's proprietary technology is infringed upon by unauthorized third parties. In addition, because third parties may attempt to develop similar technologies independently, MDSI expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in MDSI's industry segments grow and the functionality of products in different industry segments overlaps. See "Forward Looking Statements". Although MDSI believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against MDSI with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require MDSI to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to MDSI or at all. A claim of product infringement against MDSI and failure or inability of MDSI to license the infringed or similar technology could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

Dependence on Third Parties

     Certain contracts require MDSI to supply, coordinate and install third party products and services. MDSI believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, MDSI may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier to provide a sufficient supply of parts and components or products and services in a timely manner could have a material adverse effect on MDSI's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. Additionally, under certain circumstances, MDSI supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, MDSI has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, MDSI is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of MDSI's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on MDSI's financial condition, results of operations and cash flows.

Exchange Rate Fluctuations

     Because  MDSI's  reporting  currency  is  the  United  States  dollar,  its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. MDSI has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. In addition, MDSI does enter into foreign currency contracts under certain circumstances to reduce MDSI's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. In addition, to the extent MDSI has operations outside the United States, MDSI is subject to the impact of foreign currency fluctuations and exchange rate charges on MDSI's reporting in its financial statements of the results from such operations outside the United States.

Risks Associated with International Operations

     In the years ended December 31, 2000, 1999 and 1998 revenue derived from sales outside of North America accounted for approximately 20.0%, 22.1% and 3.1%, respectively of MDSI's total revenue. Because MDSI's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of MDSI's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. MDSI believes that its continued growth and profitability will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of MDSI's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of MDSI to expand international sales in a timely and cost-effective manner could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. There are a number of risks inherent in MDSI's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond MDSI's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of MDSI earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting MDSI's earnings. There can be no assurance that such factors will not materially adversely affect MDSI's future international sales and, consequently, MDSI's business, financial condition operating results and cash flows.

Product Liability

     The license and support of products by MDSI may entail the risk of exposure to product liability claims. A product liability claim brought against MDSI or a third party that MDSI is required to indemnify, whether with or without merit, could have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. MDSI carries insurance coverage for product liability claims which it believes to be adequate for its operations.

Concentration of Stock Ownership; Anti-Takeover Effects; Investment Canada Act

     MDSI's directors, officers and their respective affiliates, in the aggregate, beneficially own approximately 29.9% of the outstanding Common Shares. As a result, these shareholders, if acting together, may be able to exercise significant influence over MDSI and many matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may under certain circumstances also have the effect of delaying, deferring or preventing a change in control of MDSI.

     An investment in the Common Shares of MDSI which results in a change of control of MDSI may, under certain circumstances, be subject to review and approval under the Investment Canada Act if the party or parties acquiring control is not a Canadian person (as defined therein). Therefore, the Canadian regulatory environment may have the effect of delaying, deferring or preventing a change in control of MDSI.

     MDSI is organized under the laws of Canada and, accordingly, is governed by the Canada Business Corporations Act "CBCA". The CBCA differs in certain material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers and similar arrangements, takeovers, shareholders' suits, indemnification of directors and inspection of corporate records.

     In December 1998, MDSI implemented a stock rights plan (the "Plan"). Pursuant to the Plan, shareholders of record on December 17, 1998 received a dividend of one right to purchase, for CDN$140, one Common Share of MDSI. The rights are attached to MDSI's Common Shares and will also become attached to Common Shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of MDSI's Common Shares. After a triggering event, the rights will detach from the Common Shares. If MDSI is then merged into, or is acquired by, another corporation, MDSI may either (i) redeem the rights or (ii) permit the rights holder to receive in the merger Common Shares of MDSI or of the acquiring company equal to two times the exercise price of the right (i.e., CDN $280). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of MDSI more expensive for the acquirer if, in the opinion of MDSI's Board of Directors, the offer is inadequate. While MDSI is not aware of any circumstance that might result in the acquisition of a sufficient number of shares of MDSI's Common Shares to trigger distribution of the Rights, existence of the Rights could discourage offers for MDSI's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

     As a result of being a reporting issuer in certain provinces of Canada, MDSI is required to file certain reports in such jurisdictions. As part of such reports, MDSI is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles as applied in Canada ("Canadian GAAP"). Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs, acquired research and development costs, and treatment of business combinations. As a result, MDSI's Consolidated Financial Statements included in this report may differ materially from the financial statements filed by MDSI in Canada.

Market for the Common Shares; Potential Volatility of Stock Price

     The trading prices of the Common Shares have been subject to wide fluctuations since trading of MDSI's shares commenced in December 1995. There can be no assurance that the market price of the Common Shares will not significantly fluctuate from its current level. The market price of the Common Shares may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by MDSI or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of the Common Shares. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on MDSI's business, financial condition, operating results and cash flows.

Item 2:  Properties

     The Company occupies approximately 92,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The Company has sub-let approximately 16,500 of this space until June 30, 2001. The lease expires on November 30, 2008 with two options to renew for five years each. The Company also maintains an office in Itasca, Illinois. The Itasca office lease is for approximately 29,000 square feet and terminates on November 30, 2009. The Company also maintains an office in St. Louis, Missouri. The St. Louis office lease is for approximately 15,000 square feet and terminates on December 31, 2001.

Item 3:  Legal Proceedings


MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co. L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00)

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co. L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling
Citizens to repayment of all sums paid to MDSI in addition to interest and attorneys' fees. Citizens requested and MDSI agreed to mediate the dispute. Mediation is scheduled to begin on April 2, 2001. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

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

                                                            The Toronto Stock Exchange                   NASDAQ National Market
                                              ----------------------------------------------------     ------------------------
                                                    US$(1)                         CDN$                     US$           US$
                                              ----------------------      ------------------------      ----------     ---------
                                                 High         Low            High           Low            High           Low
                                              ----------    --------      ----------      --------      ----------      --------
1999
   First Quarter......................          21.66         12.63          32.75          19.10          21.50          12.63
   Second Quarter.....................          19.01         15.28          28.00          22.50          19.88          14.88
   Third Quarter......................          18.17         11.51          27.00          17.10          18.38          11.38
   Fourth Quarter.....................          26.14         12.34          38.50          18.15          26.50          12.25

2000
   First Quarter......................          87.84         18.58         130.00          27.50          90.00          19.00
   Second Quarter.....................          64.00         19.96          93.00          29.00          64.94          18.28
   Third Quarter......................          24.53         10.60          36.35          15.70          24.31          10.31
   Fourth Quarter.....................          13.11          6.59          20.00          10.05          13.13           6.38

- ----------
(1) US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."

     As of December 31, 2000 the Company had approximately 188 shareholders of record (including nominees and brokers holding street accounts), 83 shareholders of whom had addresses in the United States and who held 5,489,419 Common Shares, or 63.7% of the Company's outstanding Common Shares.

     The Company has never paid dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Item 6:  Selected Financial Data

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from and are qualified by reference to the Company's audited consolidated financial statements. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                                        Years ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                2000              1999             1998               1997              1996
                                          ----------------  ----------------  ---------------   -----------------------------------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenue                                     $ 61,542          $ 58,571         $ 48,363          $ 38,523         $  23,397
Gross profit                                  33,487            31,253           24,423            20,290             9,865
Operating income (loss)(3)                       857             7,923            6,079            (1,086)            2,434
Net income (loss) for the years(1)(2)           (554)            1,146            3,776            (8,299)           (4,408)
Diluted earnings (loss) per common          $  (0.07)         $   0.13         $    0.5          $  (1.30)        $   (0.91)
 share
Weighted average shares outstanding            8,526             9,101            7,563             6,754             4,855

                                                                            At December 31,
                                          -----------------------------------------------------------------------------------------
Balance Sheet Data:                           2000              1999             1998               1997              1996
                                          ----------------  ----------------  ---------------   -----------------------------------
Cash and cash equivalents                   $ 13,238          $ 14,613         $  3,606          $     93         $  14,752
Working capital                               25,565            24,084            9,073             6,563            16,517
Total assets                                  60,781            50,443           38,522            28,529            33,271
Non-current liabilities                        4,380             2,838            2,927             4,224             6,304
Stockholders' equity                          38,177            35,537           20,596            16,688            19,592
- ---------

(1) Net loss for the year ended December 31, 1997, includes non-recurring charges of $4,585,984, including $824,280 with respect to restructuring certain operations and $3,761,704 due to changes in estimates to complete certain contracts entered into by its UK operations which existed prior to the Company's acquisition of Mobile Data Solutions (UK) Ltd. ("MDSI UK").

(2) Net loss for the years ended December 31, 1997 and 1996 includes non-recurring charges of $7,200,146 and $6,229,726 as a result of acquired research and development costs relating to the acquisitions of Alliance Systems, Incorporated and MDSI UK in April 1997 and June 1996, respectively.

(3) Operating income for the year ended December 31, 2000 include a one time charge of $1,691,028 to account for one time cost of merger with Connectria.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The fourth paragraph under "Revenue", and the paragraphs entitled "Research and Development", "Sales and Marketing" , and "General and Administrative" , in the section entitled "Year ended December 31, 2000 Compared to the Year ended December 31, 1999" contain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles",
"Dependence on Large Contracts and Concentration of Customers", "Limited Operating History; Increased Expenses", "Integration of Acquisitions," "eBusiness Development" and "Competition."

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, United States dollars. See item 7A - "Market Risk".

Overview

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications companies, cable companies and insurance companies. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products are designed to provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems. MDSI also provides hosting and related professional services.

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) e-Business services such as the provision of consulting and hosting services, the provision of application services, and provision of online service management solutions; (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract and
(iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

     The Company believes that recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. In addition, current economic conditions and developments in the energy markets may have an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company anticipates that such economic conditions and regulatory trends may affect demand in 2001 for the products and services offered by the Company. A decline in demand for MDSI's products in these markets as a result of economic conditions, or otherwise, may have a material adverse effect on MDSI's business, financial condition, operating results and cash flows. In order to address the potential uncertainties caused by these economic trends, MDSI has taken measures to reduce its operating expenses through workforce reductions and other measures. In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States and will record a one-time charge of approximately $1.2 million in the first quarter of 2001. See "Forward Looking Statements."

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

     The Company is periodically called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing. The Company recognizes revenue of the supply on third party hardware upon transfer of title to the customer. The Company recognizes revenue on the supply on third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

     During the second quarter of 2000, the Company announced version r7 of its Advantex product, and it is currently in the implementation phase of its first contracts using version r7. The increased time required for the initial implementation and field testing of a new version of software has resulted in delays in commencement of additional installations of the Advantex r7 product. Such delays have increased the Company's costs of completing Advantex r7 installations and have affected the timing of the Company's recognition of revenue from such contracts. The Company completed its first r7 installation in the first quarter of 2001, and anticipates that it will complete its second installation of the Advantex r7 product in the second quarter of 2001.

e-Business

     The Company launched its e-Business division in February 2000 to develop internet-based business solutions for companies of varying sizes, in the general services market. Like the Company's other Advantex mobile workforce management applications, the Company's e-Business solutions will allow companies to empower mobile workers by providing a reliable wireless link to enterprise or Internet applications. Customers of service providers that use the Company's e-Business solutions will be able to purchase, schedule, confirm and track service appointments online without human intervention, providing convenience and flexibility 24 hours a day, 7 days a week.

     The Company intends to offer its e-Business solutions through four channels: sites that aggregate service providers, wireless carriers, major vertical-focused ASPs (Application Service Providers), and directly to service providers. On June 1, 2000, the Company acquired Connectria Corporation, based in St. Louis, Missouri, which currently provides consulting and Internet hosting services for third-party applications. The Company has announced several alliances that are expected to further its e-Business strategy. The Company launched its scheduling and dispatch application, eServiceManager (formerly ServeClick), on an ASP basis to service providers in the fourth quarter of 2000.

     The Company's e-Business model is expected to allow companies to use MDSI products and services on a subscription or transaction fee basis, rather than license and host these MDSI products themselves. The Company believes that its e-Business solutions subscription and transaction fee programs is an attractive solution for small or medium-sized companies that can benefit from MDSI's workforce management and scheduling applications, without the financial or information technology investment required to license and implement MDSI's on-site solutions. Currently, the Company's e-Business revenue is derived from providing managed services, which include managed application services, managed network services, managed data center services, and managed hosting services. The Company also earns revenues by providing eBusiness consulting services.

     The future success of the Company's e-Business development strategy will depend on the Company's ability to develop and implement the technology related to its e-Business solutions; the Company's ability to enter into contracts with service providers, service portals and ASP's; and the adoption of the Company's e-Business solutions by service providers and their customers. Growth in the Company's e-Business revenue is anticipated to be derived primarily from transaction fees generated by customer and service provider use of the e-Business scheduling solutions. The Company has not generated material revenues from fees associated with its e-Business scheduling solutions and there can be no assurance that the Company's e-Business division will generate material revenues from these solutions in future periods.

Effects of Acquisitions

     On June 1, 2000, the Company acquired all of the issued and outstanding shares of Connectria, an ASP and provider of online service management solutions for service companies. The Company issued 845,316 common shares and assumed 583,037 employee stock options in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $1,691,028 are included in the cost of merger for fiscal 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

     The Company has a limited history of operations on a combined basis with Connectria. In addition, since the acquisition of Connectria, the Company has restructured certain aspects of this operation. As a result, the financial information presented in this Annual Report is not indicative of the results that would have been obtained had the acquisitions occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of the delivery segment of its business ("Transportation Business Unit"). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455, due January 1, 2001, bearing interest at 8% per annum. During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392.

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company expects that it will liquidate these assets and liabilities by the second quarter of 2001. As a result of the Company's decision to dispose of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Transportation Business Unit for the current and corresponding prior period.

     The Company's net loss of $0.6 million for the year ended December 31, 2000 was comprised of a $0.2 million after-tax loss from continuing operations and an after-tax loss of $0.4 million on discontinued operations. There is no tax effect on the loss on discontinued operations. The discontinued operating loss includes not only the results of operations but also foreign exchange losses and provisions against contracts to the measurement date of February 25, 1999. The loss on disposal includes the operating results from the measurement date to the effective date, the costs of disposal, severance costs, and the estimated costs to complete the remaining Transportation Business Unit contract.

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                                Years ended December 31,
                                                 ------------------------------------------------------------
                                                     2000                    1999                    1998
                                                 ------------            ------------            ------------
                                                                        (in thousands)
Revenue:
   Software and services................         $   41,338              $   39,912              $    28,729
   eBusiness ...........................              8,463                   4,845                    2,734
   Maintenance and support..............              8,888                   5,566                    3,841
   Third party products and services ...              2,853                   8,248                   13,059
                                                 ------------            ------------            ------------
                                                     61,542                  58,571                   48,363
Direct costs............................             28,055                  27,318                   23,940
                                                 ------------            ------------            ------------
Gross profit............................             33,487                  31,253                   24,423
                                                 ------------            ------------            ------------
Operating expenses:
   Research and development.............              9,049                   6,902                    5,841
   Sales and marketing..................             12,914                   9,370                    7,830
   General and administrative...........              7,699                   6,779                    4,418
   Amortization of intangible assets....                292                     279                      255
   Costs of merger......................              1,691                      --                        -
   Provision for doubtful accounts......                985                      --                        -
                                                 ------------            ------------            ------------
                                                     32,630                  23,330                   18,344
                                                 ------------            ------------            ------------
Operating income (loss).................                857                   7,923                    6,079
Other income (loss).....................               (525)                   (760)                      39
                                                 ------------            ------------            ------------
Income (loss) before provision for                      332                   7,163                    6,118
income taxes............................
Provision for income taxes..............               (492)                 (2,144)                  (1,809)
                                                 ------------            ------------            ------------
(Loss) income for continuing operations                (159)                  5,019                    4,309
                                                 ------------            ------------            ------------
(Loss) from discontinued operations                    (395)                 (3,873)                    (532)
                                                 ------------            ------------            ------------
Net (loss) income for the year..........         $     (554)             $    1,146              $     3,776
                                                 ============            ============            ============

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.

                                                                Years ended December 31,
                                                 ------------------------------------------------------------
                                                     2000                    1999                    1998
                                                 ------------            ------------            ------------
Revenue:
Software and services....................           67.2%                    68.1%                  59.4%
   e-Business............................           13.8                      8.3                    5.7
   Third party products and services.....            4.6                     14.1                   27.0
   Maintenance and support...............           14.4                      9.5                    7.9
                                                 ------------            ------------            ------------
                                                   100.0                    100.0                  100.0
Direct costs.............................           45.6                     46.6                   49.5
                                                 ------------            ------------            ------------
Gross profit.............................           54.4                     53.4                   50.5
                                                 ------------            ------------            ------------
Operating expenses:
   Research and development..............           14.7                     11.8                   12.1
   Sales and marketing...................           21.0                     16.0                   16.2
   General and administrative............           12.5                     11.5                    9.1
   Costs of merger.......................            2.7                     --                      --
   Provision for doubtful accounts.......            1.6                     --                      --
   Amortization of intangible assets.....            0.5                      0.5                    0.5
                                                 ------------            ------------            ------------
                                                    53.0                     39.8                   37.9
                                                 ------------            ------------            ------------
Operating income (loss)..................            1.4                     13.6                   12.6
Other income (loss)......................           (0.9)                    (1.3)                   0.0
                                                 ------------            ------------            ------------
Income (loss) before provision for                   0.5                     12.3                   12.6
income taxes.............................
Provision for income taxes...............           (0.8)                    (3.7)                  (3.7)
                                                 ------------            ------------            ------------
(Loss) income from continuing operations.           (0.3)                     8.6                    8.9
(Loss) from discontinued operations......           (0.6)                    (6.6)                  (1.1)
                                                 ------------            ------------            ------------
Net (loss) income for the year...........           (0.9)%                    2.0%                   7.8%
                                                 ============            ============            ============

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

     Revenue - Revenue increased by $3.0 million (5.1%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase was primarily due to the increase in software and services, eBusiness and maintenance, which was partially offset by a decrease in the revenue earned from third party products and services. The Company believes that recent economic developments and trends have adversely affected, and may continue to affect, levels of capital spending by companies in a variety of industries, including telecommunications and broadband. In addition, current economic conditions and developments in the energy markets may have an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company anticipates that such economic conditions and regulatory trends may affect demand in 2001 for the products and services offered by the Company. See "Forward Looking Statements."

     Software and services revenue increased by $1.4 million (3.6%) for the year ended December 31, 2000,compared to the year ended December 31, 1999. In 1999, certain of the Company's customers delayed or deferred purchasing decisions due to the year 2000 issue, resulting in lower revenues for the Company in the fourth quarter of 1999. The Company did not experience a similar slowdown in the fourth quarter of 2000 and the resulting revenue growth in that quarter substantially accounts for the year over year increase in revenues.

     e-Business revenues primarily consist of sales by the Company's newly acquired subsidiary, Connectria. e-Business revenue for the year ended December 31, 2000 was $8.5 million compared to $4.8 million for the year ended December 31, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. There can be no assurance that the Company will realize material revenues from its new eBusiness product offering. The increase in period-to-period revenues is a result of the increased business growth and expansion within the e-Business market segment, and is not attributable to one particular contract.

     Third party products and services revenue decreased by $5.4 million (65.4%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. Third party products and services revenue is primarily earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $8.9 million for the year ended December 31, 2000, compared to $5.6 million for the year ended December 31, 1999, an increase of 59.7%. Typically, maintenance and support revenue will increase with the increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 45.6% of revenue for the year ended December 31, 2000, compared to 46.6% for the year ended December 31, 1999. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs include direct payroll, benefits and overhead charges. The decrease in proportion of direct costs to revenue relates primarily to the decrease in third -party products and services, which have higher direct costs.

     Gross Margins. Gross margins were 54.4% of revenue for the year ended December 31, 2000, compared to 53.4% for the year ended December 31, 1999. The change in profit margin relates to the change in the mix in revenues. The proportion in revenue of lower margin third-party products and services decreased in 2000 compared to 1999.

     Research and Development. Research and development expenses were $9.0 million, or 14.7% of revenue, for the year ended December 31, 2000, compared to $6.9 million, or 11.80% of revenue, for the year ended December 31, 1999. The 31.1% increase in research and development expenses in 2000 was a result of the continued development and enhancement of the Company's Advantex products (enterprise and ASP versions, and wireless bundles), as well as development of the Company's eService offering. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were $12.9 million or 21.0% of revenue for the year ended December 31, 2000 and $9.4 million or 16.0% of revenue for the year ended December 31, 1999. This represents an increase of $3.5 million (37.8%) as compared to 1999. The increase was due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings, including Advantex r7 and e-Business initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were $7.7 million, or 12.5% of revenue, for the year ended December 31, 2000 and $6.8 million, or 11.5% of revenue, for the year ended December 31, 1999. This increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Costs of merger. During the year ended December 31, 2000, the Company completed its acquisition of Connectria. This transaction has been accounted for under the pooling of interests method. During the year ended December 31, 2000, the Company incurred one time acquisition costs of approximately $1.7 million.

     Provision for doubtful accounts. The Company has included in its operating results for the year ended December 31, 2000, a provision for $985,000 with respect to a doubtful account. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The customer has requested, and the Company has agreed, to mediate the dispute. See "Legal Proceedings".

     Other Income (expense). Other income (expense) was $(0.5) million for the year ended December 31, 2000, compared to $(0.8) million for the year ended December 31, 1999. Substantially all of other income (expense) relates to interest income on cash and short term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

     Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 2000 at the rate of 26.9%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

     Revenue - Revenue increased by $10.2 million (21.1%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase is primarily due to the increase in software and services and was partially offset by a decrease in the revenue earned from third party products and services.

     Software and services revenue increased by $11.2 million (38.9%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase was due to an 92% increase in the revenues earned from customers in the telecommunications markets.

     e-Business revenues materially consist of sales by the Company's newly acquired subsidiary, Connectria. e-Business revenue for the year ended December 31, 1999 was $4.8 million compared to $2.7 million for the year ended December 31, 1998. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. The increase in period-to-period revenues is a result of the increased business growth and expansion within the e-Business market segment, and is not attributable to one particular contract.

     Third party products and services revenue decreased by $4.8 million (36.8%) for the year ended December 31, 1999, compared to the year ended December 31, 1998. Third party products and services revenue is primarily earned from certain customers in the utility market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this will result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $5.5 million for the year ended December 31, 1999, compared to $3.8 million for the year ended December 31, 1998, an increase of 44.9%. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Direct Costs - Direct costs were 46.6% of revenue for the year ended December 31, 1999, compared to 49.5% for the year ended December 31, 1998. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs include direct payroll, benefits and overhead charges. The decrease in proportion of direct costs to revenue relates primarily to the decrease third -party products and services, which have higher direct costs.

     Gross Margins. Gross margins were 53.4% of revenue for the year ended December 31, 1999, compared to 50.5% for the year ended December 31, 1998. The change in profit margin relates to the change in the mix in revenues. The proportion in revenue of lower margin third-party products and services decreased in 1999 compared to 1998.

     Research and Development. Research and development expenses were $6.9 million, or 11.8% of revenue, for the year ended December 31, 1999, compared to $5.8 million, or 12.1% of revenue, for the year ended December 31, 1998. The 18.2% increase in research and development expenses in 1999 is a result of the continued development and enhancement of the Company's Advantex and e-Business products. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were $9.4 million or 16.0% of revenue for the year ended December 31, 1999 and $7.8 million or 16.3% of revenue for the year ended December 31, 1998. This represents an increase of $1.5 million (19.7%) as compared to 1998. The increase was primarily due to an increase in marketing, sales and technical support personnel to support the Company's increased marketing activities worldwide. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to increase as the result of the Company's commitment to its international marketing effort.

     General and Administrative. General and administrative expenses were $6.8 million, or 11.5% of revenue, for the year ended December 31, 1999 and $4.4 million, or 9.1% of revenue, for the year ended December 31, 1998. This increase was due primarily to the hiring of additional accounting and administrative personnel to support the Company's growth. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing, information systems and other administrative costs to support its expanding operations.

     Other Income. Other income was ($0.8) million for the year ended December 31, 1999 as compared to $0.0 million for the year ended December 31, 1998. Substantially all of other income relates to interest income on cash and short term deposits, interest expense on capital leases and fluctuations in the currencies of the Company's foreign operations.

     Income Taxes. The Company provided for income taxes on earnings for the year ended December 31, 1999 at the rate of 28.8%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

Quarterly Results of Operations

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 1999 and ending December 31, 2000 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                         Three Months Ended
                                                                         ------------------
                                                    2000                                                 1999
                                ----------------------------------------------    -------------------------------------------------
                                 Dec. 31     Sep. 30     June 30      Mar. 31       Dec. 31      Sep. 30       June 30      Mar. 31
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
                                                                                 (Unaudited, in thousands)
Statement of Operations Data:
Revenue:
Software and services            $11,729     $10,430     $ 9,509      $ 9,669       $10,166      $10,543      $10,456      $ 8,748
e-Business                         3,574       1,849       1,551        1,489         1,168        1,247        1,325        1,105
Third party products and             709         964         653          529         1,084        1,609        1,786        3,770
services
Maintenance and support            2,595       2,296       1,973        2,024         1,571        1,686        1,299        1,009
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
                                  18,607      15,539      13,686       13,711        13,989       15,085       14,866       14,632

Direct costs                       8,577       7,632       6,297        5,551         6,180        7,025        6,633        7,480
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Gross profit                      10,030       7,907       7,389        8,160         7,809        8,060        8,233        7,152
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Operating expenses:
Research and development           2,481       2,254       2,275        2,039         1,706        1,836        1,739        1,621
Sales and marketing                3,664       3,059       3,365        2,825         2,211        2,017        2,546        2,596
General and administrative         1,708       1,806       2,079        2,114         1,939        1,530        1,663        1,647
Amortization of intangible            89          68          68           70            70           70           70           70
assets
Cost of Merger/ Restructuring       (385)          -       2,076            -             -            -            -            -
Provision for doubtful               985           -           -            -             -            -            -            -
accounts
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
                                   8,542       7,187       9,863        7,048         5,926        5,453        6,018        5,934
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Operating income (loss)            1,488         720      (2,474)       1,112         1,883        2,607        2,215        1,218

Other (loss) income                 (214)         89        (177)        (212)         (308)           44        (333)        (162)
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Income (loss) before income
tax provision                      1,274         809      (2,651)         900         1,575        2,651        1,882        1,056
Provision for income taxes          (110)       (263)        172         (291)         (475)        (811)        (573)        (284)
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Income (loss) from continuing
operations                         1,164         546      (2,479)         609         1,100        1,840        1,309          772
Loss from discontinued
operations                          (395)          -           -            -             -            -            -       (3,873)
                                ---------   ---------   ---------    ---------     ---------    ---------     ---------    --------
Net income (loss) for the
period                           $   769     $   546     $(2,479)     $   609       $ 1,100      $ 1,840      $ 1,309      $(3,101)
                                =========   =========   =========    =========     =========    =========     =========    ========

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                    Three Months Ended
                                                                    ------------------
                                                      2000                                            1999
                                    ---------------------------------------------  ------------------------------------------------
                                     Dec. 31    Sept. 30    June 30     March 31      Dec. 31    Sept. 30    June 30      March 31
                                    ---------  ----------  ----------  -----------   ---------   ---------   ----------  -----------
Revenue:
Software and services                 63.0%        67.1%      69.5%       70.5%        72.6%       69.9%       70.3%       59.8%
E-Business                            19.2         11.9       11.3        10.8          8.4         8.2         8.9         7.5
Third party products and services      3.8          6.2        4.8         3.9          7.8        10.7        12.0        25.8
Maintenance and support               14.0         14.8       14.4        14.8         11.2        11.2         8.8         6.9
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
                                     100.0        100.0      100.0       100.0        100.0       100.0       100.0       100.0
Direct costs                          46.1         49.1       46.0        40.5         44.2        46.6        44.6        51.1
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Gross profit                          53.9         50.9       54.0        59.5         55.8        53.4        55.4        48.9
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Operating expenses:
Research and development              13.3         14.5       16.6        14.9         12.2        12.2        11.7        11.1
Sales and marketing                   19.7         19.7       24.6        20.6         15.8        13.4        17.1        17.7
General and administrative             9.2         11.6       15.2        15.4         13.9        10.1        11.2        11.3
Amortization of intangible assets      0.5          0.4        0.5         0.5          0.5         0.5         0.5         0.5
Cost of Merger/Restructuring          (2.1)           -       15.2           -            -           -           -           -
Allowance for doubtful accounts        5.3            -          -           -            -           -           -           -
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
                                      45.9         46.2       72.1        51.4         42.4        36.2        40.5        40.6
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Operating income (loss)                8.0          4.7      (18.1)        8.1         13.4        17.2        14.9         8.3
Other (loss) income                   (1.2)         0.5       (1.3)       (1.6)        (2.2)        0.3        (2.2)       (1.1)
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Income (loss) before income tax        6.8          5.2      (19.4)        6.5         11.2        17.5        12.7         7.2
provision
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Recovery of (provision for)           (0.6)        (1.7)       1.3        (2.1)        (3.4)       (5.3)       (3.9)       (1.9)
income taxes
                                  -----------   ---------   ----------  -----------  ----------  ----------  ----------  -----------
Income (loss) from continuing          6.2          3.5      (18.1)        4.4          7.8        12.2         8.8         5.3
operations
Loss from discontinued operations     (2.1)           -          -           -            -           -           -       (26.5)
                                  ===========   =========   ==========  ===========  ==========  ==========  ==========  ===========
Net income (loss) for the period       4.1%         3.5%     (18.1)%       4.4%         7.8%       12.2%        8.8%      (21.2)%
                                  ===========   =========   ==========  ===========  ==========  ==========  ==========  ===========


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2000, the Company had cash and cash equivalents of $13.2 million and working capital of $25.6 million.

     Cash provided by (used in) operating activities was $(1.2) million, $1.6 million and $6.4 million, respectively for the years ended December 31, 2000, 1999 and 1998. The $1.2 million of cash used by operating activities in 2000 was comprised of $159,000 net loss, non-cash charges of $3.2 million and $(4.2) million of changes to non-cash working capital items. The changes to working capital items include a $2.7 million increase in trade receivables, a $6.6 million increase in unbilled receivables, a $0.3 million decrease in prepaid expenses a $1.0 million increase in accrued liabilities, a $1.7 million increase in trade payables, a $0.5 decrease in taxes payable and a $3.2 million increase in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project though has yet to complete specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

     The Company has included in its operating results for the year ended December 31, 2000 a provision for $985,000 with respect to a doubtful account. The Company believes that it is entitled to payment of the full contract amount and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The customer has requested, and the Company has agreed, to mediate the dispute. See "Legal Proceedings."

     Cash provided by financing activities was $5.8 million, $13.8 million and $2.1 million, respectively, during the years ended December 31, 2000, 1999 and 1998. The cash provided by financing activities in 2000 comprised $2.3 million in capital leases and $3.5 million from the issue of common shares partially offset by a $17,000 repayment of long-term debt. During 2000, the $3.5 million received on shares issued was made up of proceeds on exercise of stock options of $3.3 million and purchases by employees under the Company's share purchase plan of $185,000.

     Cash used in investing activities was $6.0 million, $4.3 million, $2.0 million, respectively, for the years ended December 31, 2000, 1999 and 1998. Total investing activity in 2000 primarily consisted of $6.9 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities, the growth of the e-Business operations, and to support the growth of the Company's corporate information systems. In addition, the Company received $3.3 million in proceeds on sale of its interest in Digital Dispatch Systems, Inc. and made investments in two private companies for $2.5 million.

     Existing sources of liquidity at December 31, 2000 include $13.2 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 2000, the Company's borrowing capacity under the line of credit was CDN$8 million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At December 31, 2000, the Company was not using this line of credit.

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company has no material additional commitments other than capital and operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

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

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31, 2000, the Company had no foreign currency forward contracts outstanding.

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in the Canada and Europe in addition to its United States operations and except as noted below did not hedge these exposures in 2000. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     The Company has entered into foreign currency forward contracts in respect of net expenses under customer contracts to the Belgium Franc and the United Kingdom Sterling Pound (UK Sterling) during 1999. The Company sold 104,000,000 Belgium Francs on October 31, 2000 for $2.8 million and sold 350,000 and 180,000 UK Sterling for $544,000 and $278,000 on May 22, 2000 and September 29, 2000, respectively.

     As of December 31, 2000, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.3 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

Item 9:  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

                                    Part III

Item 10:  Directors and Officers of the Registrant

     The following table sets forth certain information concerning the Company's executive officers, officers, key employees and directors as of December 31, 2000.

Name                                           Age      Position
- --------------------------------------------  -------   ----------------------------------------------------------------------------
Executive Officers
Erik Dysthe(1)...........................       63      Chairman of the Board and Director
Kenneth R. Miller(2)(3)..................       45      Chief Executive Officer and Director
Robert G. Cruickshank....................       50      President, Chief Operating Officer and Director
Verne D. Pecho...........................       57      Vice President - Finance and Administration and Chief Financial Officer
Richard S. Waidmann(4).....................     39      Senior Vice-President and General Manager, eServices Division and Director

Officers and Key Employees
Simon Backer.............................       45      Senior Vice President and General Manager, Wireless Services
Douglas Engerman ........................       44      Senior Vice President - Project Implementation & Customer Support
Eric Y. Miller (5).......................       42      Senior Vice President and General Manager, ASP Division
Tommy Lee................................       37      Senior Vice President - Product Development
Gene Mastro .............................       53      Senior Vice President - Sales
Rodney Neumann ..........................       38      Senior Vice President - Business Development
Paul Ballinger ..........................       53      Vice President and Chief Information Officer
M. Greg Beniston.........................       43      Vice President - Legal and Corporate Secretary
Glenn Y. Kumoi...........................       38      Vice President and Chief Legal Officer
Ronald P. Toffolo........................       50      Vice President - Human Resources
David Haak...............................       39      Vice President - Sales, Americas

Directors
Gerald F. Chew (3)(6)(7).................       40      Director
Bruno Ducharme (6)(7)....................       42      Director
Robert C. Harris, Jr. (3)(6).............       54      Director
John T. McLennan (6) ....................       55      Director
Terrence P. McGarty (6)(7)...............       57      Director
Marc Rochefort (6).......................       53      Director

- ---------------------

(1)  Mr. Dysthe was appointed Chief Executive Officer on March 26, 2001.
(2) Mr. Miller resigned as Chief Executive Officer on March 26, 2001, and continues to serve as a director.
(3)  Member of Compensation Committee.
(4)  Appointed as a director and officer on June 1, 2000.
(5)  Appointed as an officer on June 1, 2000.
(6)  Member of Corporate Governance and Nominating Committee.
(7)  Member of Audit Committee.

     Erik Dysthe has served as Chairman of the Company since its inception. Mr. Dysthe was appointed Chief Executive Officer of the Company in March 2001. He also served as Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. From July 1989 to March 1992, Mr. Dysthe was Vice President of Marketing and Sales at Orcatron Systems.

     Kenneth R. Miller has served as a director of the Company since 1995, and as the Company's Chief Executive Officer from December 1998 to March 2001. From 1995 to 1998, Mr. Miller held various senior management positions within the Company, including President, Vice President - Finance, Chief Financial Officer and Corporate Secretary. Since May 1995, Mr. Miller has served as a director of Avcan Global Systems Inc. From 1987 to the present, Mr. Miller has served as President and Chief Executive Officer of Southview Equities Ltd., a private investment company of which Mr. Miller is a controlling shareholder.

     Robert G. Cruickshank has served as the Company's President and Chief Operating Officer since February 1999 and as a director since February 2000. Mr. Cruickshank has over 28 years experience in the telecommunications industry with Telus (formerly, BC Telephone Company), where he held a number of senior management positions, including Senior Vice President, Sales and Customer Service from 1997 to 1999 and President of BC Tel Mobility from 1992 to 1997.

     Verne D. Pecho has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation. Mr. Pecho was appointed a director of Datawave Systems Inc. as of February 2000.

     Richard S. Waidmann was appointed as a director and as Senior Vice President and General Manager, eServices Division of the Company on June 1, 2000. From 1996 to May 2000, Mr. Waidmann was President, Chairman and CEO of
Connectria. Mr. Waidmann has over 17 years experience in the information technology industry where he has held a number of executive management, marketing and business development positions with NCR Corporation, AT&T, and Maryville Technologies prior to founding Connectria.

     Simon Backer has served as Senior Vice President and General Manager, Wireless Services of the Company since June 2000. Prior to that he was Senior Vice President - eBusiness Operations since October 1999. From August 1999 to August 1998 he served as Senior Vice President and General Manager, Transportation and from August 1997 to February 1999, Mr. Backer was Vice President - Customer Engineering. Between 1997 and 1998 he was President and CEO of Retix Wireless Inc. From 1984 to 1996, Mr. Backer held numerous positions of progressive responsibility at Motorola's Wireless Data Group (formerly MDI), culminating in his appointment as Director of Architecture in 1996.

     Douglas Engerman has served as Senior Vice President Project Implementation and Customer Support of the Company since June 2000 and as Senior Vice President Operations since October 1999. Prior to that he was Vice President - Utilities since November 1998. From July 1997 to October 1998 he was Vice President - Sales of MDSI USA. From 1989 to 1997, he was Executive Vice President at Alliance Systems, Incorporated and was responsible for Sales and Marketing.

     Eric Y. Miller has served as Senior Vice President and General Manager, ASP Division of the Company since June 2000. From 1998 to May 2000, Mr. Miller was Vice President Sales of Connectria. Mr. Miller has over 20 years experience in the information technology industry where he has held a number of executive sales and management positions with NCR Corporation and AT&T.

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

     Rodney Neumann has served as Senior Vice President - Business Development of the Company since February 2000. From 1998 to February 2000, Mr. Neumann was a Vice President and General Manager at Kelman Technologies Inc. From 1986 to 1998, he held various technical and managerial positions at Telus including Director of Enhanced Services responsible for its unregulated Internet and Ecommerce data communication services.

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

     M. Greg Beniston has served as Vice President - Legal and Corporate Secretary of the Company since March 1996. He also served as General Counsel and Corporate Secretary of General Hydrogen Corporation from 2000 to present. From 1993 to 2000, Mr. Beniston served as Corporate Counsel and Secretary of Xillix Technologies Corp. From 1988 to 1993, Mr. Beniston was a lawyer at the firm of Russell & DuMoulin (now Fasken Martineau DuMoulin), Barristers and Solicitors in Vancouver, British Columbia.

     Glenn Y. Kumoi has served as Vice President - Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President - General Counsel of the Company. From April 1997 to November 1998, Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia. From 1991 to 1994, Mr. Kumoi was a lawyer at the firm of Richards, Buell, Sutton, Barristers and Solicitors in Vancouver, British Columbia. Mr. Kumoi is also a director of eTVtech.com Communications Inc.

     Ronald P. Toffolo has served as Vice President - Human Resources since March 1999. Between 1997 and 1998, he was Director of Human Resources. From 1985 to 1997, Mr. Toffolo held various human resources management positions at Canadian Airlines International Ltd.

     David Haak has served as Vice President, Sales - Americas of the Company since November 2000 and as Vice President, Sales - North America since June 1999. Prior to that he was Vice President, Sales - Utilities since January of 1999. Prior to joining the Company Mr. Haak was employed by IBM Corporation where he held a number of sales, marketing and management positions during his 11-year tenure.

     Gerald F. Chew has served as a director of the Company since December 1995. Mr. Chew was Executive Vice President of Ancora Capital & Management Group, LLC from 1998 to 2000. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc. From November 1992 to July 1996, Mr. Chew served as Executive Director of Strategy Development for U S WEST, Inc. He also serves as a director of Raining Data Corporation (formerly, Omnis Technology Corp.)

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

     John T. McLennan has served as a director of the Company since February 1998. Mr. McLennan has served as the Vice Chairman and Chief Executive Officer of AT&T Canada Inc. since May 2000 and was President and Chief Executive Officer of Bell Canada from 1994 to 1997. He is also currently the President of Jenmark Consulting Inc. Mr. McLennan also serves as a director of Hummingbird Communications Ltd., E-Cruiter.com Inc., Leitch Technology Corporation and Amdocs Limited.

     Terrence P. McGarty has served as a director of the Company since December 1995. Mr. McGarty is currently Chairman and Chief Executive Officer of Zephyr Telecommunications, Inc. He also served as Chairman and Chief Executive Officer of The Telmarc Group, Inc. from 1992 to 1998.

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

Chief Executive Officers, Executive Officers and Key Employees

     There are currently 23 executive officers of the Company, including the Chief Executive Officer. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer or key employee of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.

Employment Agreements

     The Company has entered into employment agreements with each of its Named Executive Officers (as hereinafter defined), providing for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.

Termination Arrangements

     The Company may terminate any of its officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and a lump sum termination payment equal to amounts ranging up to two times base annual salary and current bonus. Any officer may terminate their employment with the Company at any time by giving four, or in certain cases, eight weeks written notice, to the Board of Directors of the Company. The employment agreements of certain officers, including Messrs. Miller and Cruickshank, provide that in the event of a takeover or change of control of the Company, they may elect to terminate their employment and receive, in addition to compensation earned to the date of their termination, a lump sum payment equal to their annual base salary, and in the case of Messrs. Miller and Cruickshank, two times their annual base salary and current bonus. If such officers are terminated by the Company within two years after such takeover or change in control, they are also entitled to compensation earned to the date of termination and a lump-sum payment equal to their annual base salary, and in the case of Messrs. Miller and Cruickshank, two times their annual base salary and current bonus. The Company's employment agreement with certain of its officers also provide for the acceleration of options in the event of termination without cause, and in certain cases, in the event of a takeover or change in control of the Company.

Pension Arrangements

     The Company and its subsidiaries do not have any pension arrangements in place for the Named Executive Officers or any other officers.

Summary Compensation Table

     The following table sets forth all compensation paid in respect of the individuals who were, at any time during the 2000, 1999 and 1998 financial years of the Company, Chief Executive Officer of the Company or its subsidiaries and the four most highly compensated executive officers among the Company and its subsidiaries (collectively "Named Executive Officers"):

                                                                               Annual Compensation
                                                                    -------------------------------------------     Long Term
                                                                                                                Compensation Awards
                                                                                                                --------------------
                                                                                                 Other Annual     Securities Under
                                                     Years Ending      Salary         Bonus      Compensation         Options
Name and Principal Position                          December 31         ($)           ($)           ($)               (#)
- --------------------------------------------------- --------------- -------------- ------------- -------------- --------------------
Kenneth R. Miller                                        2000          203,879        24,465          N/A             100,000
Chief Executive Officer                                  1999          185,460        29,674          N/A               Nil
                                                         1998          121,294         Nil            N/A             150,000

Robert G. Cruickshank                                    2000          177,931        21,352          N/A              25,000
President and Chief Operating Officer                    1999          157,641        25,897          N/A              25,000
                                                         1998            N/A           N/A            N/A             100,000

David Haak                                               2000          120,000        81,568          N/A               Nil
Vice President Sales, Americas                           1999          120,000        10,000          N/A              15,000
                                                         1998            N/A           N/A            N/A               N/A

Gene Mastro                                              2000          190,000        17,100          N/A               Nil
Senior Vice President, Sales                             1999          166,397       237,625          N/A              35,000
                                                         1998          160,007         Nil            N/A               Nil

Douglas Engerman                                         2000          150,000        13,500          N/A               Nil
Senior Vice President,  Project Implementation and       1999          135,207        74,808          N/A               5,000
Customer Support                                         1998          134,991       125,491(1)       N/A              30,000

- --------------------------------

(1) Non-recurring bonus paid to Mr. Engerman in connection with the Company's acquisition of Alliance Systems, Incorporated.


Stock Options

     The following table sets forth stock options granted by the Company during the financial year ended December 31, 2000 to any of the Named Executive
Officers:

Option Grants During the Financial Year Ended December 31, 2000

                   Name                        Securities       % of Total       Exercise or     Market Value of
                                             Under Options        Options        Base Price         Securities
                                              Granted (#)        Grantedto      ($/Security)        Underlying      Expiration Date
                                                               employees in                       Options on the
                                                              Financial Year                      Date of Grant
                                                                                                   ($/Security)
- ------------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                               100,000            21.5%           $25.00             $25.00        January 1, 2005
Chief Executive Officer

Robert G. Cruickshank                            25,000             5.4%           $25.00             $25.00        January 1, 2005
President and Chief Operating Officer

David Haak                                         -                 -                -                 -           -
Vice President Sales, Americas

Gene Mastro                                        -                 -                -                 -           -
Senior Vice President, Sales

Douglas Engerman                                   -                 -                -                 -           -
Senior Vice President, Project
Implementation and Customer Support

     The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2000 by any of the Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis:

Aggregated Options Exercised During the Financial Year Ended December 31, 2000 and Financial Year-End Option Values

                    Name                    Securities       Aggregate         Unexercised Options   Value of Unexercised in the
                                            Acquired on        Value              At FY-End (#)      Money-Options at FY-End
                                            Exercise (#)     Realized ($)          Exercisable/         ($) Exercisable/
                                                                                   Unexercisable         Unexercisable (1)
- ------------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                              Nil              Nil             244,721(exercisable)    $0(exercisable)
Chief Executive Officer                                                          77,779(unexercisable)  $0(unexercisable)

Robert G. Cruickshank                          Nil              Nil             69,166(exercisable)     $0(exercisable)
President and Chief Operating Officer                                           80,834(unexercisable)   $0(unexercisable)

David Haak                                     Nil              Nil             12,361(exercisable)     $0(exercisable)
Vice President Sales, Americas                                                   2,639(unexercisable)   $0(unexercisable)

Gene Mastro                                    16,500           503,363         29,055(exercisable)     $0(exercisable)
Senior Vice President, Sales                                                    19,445(unexercisable)   $0(unexercisable)

Douglas Engerman                               Nil              Nil             26,388(exercisable)     $0(exercisable)
Senior Vice President, Project                                                   8,612(unexercisable)   $0(unexercisable)
Implementation and Customer Support

- --------------------------
(1)  Based on NASDAQ closing price of $7.88 on December 31, 2000.
(2) Includes Options to purchase common shares within 60 days after December 31, 2000.

Compensation of Directors

     During the latest fiscal year, the Company paid its outside directors a meeting stipend of $2,500 for each board meeting they attended in person and $1,000 for certain committee meetings. During the financial year ended December 31, 2000, the directors of the Company received aggregate cash compensation of $88,000 for their services. The Directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as Directors.

     Directors were also eligible to receive stock options issued pursuant to the Company's Stock Option Plan and in accordance with rules and policies of The Toronto Stock Exchange. On June 21, 2000, seven Directors were each granted 3,000 stock options with vesting over two years at an exercise price of $27. These stock options are subject to the grantee being a Director on the date of vesting.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                       Number of Shares        % of total Shares
Directors, Named Executive Officers and 5% Shareholders(1)               Beneficially                Owned
                                                                           Owned(2)
- ------------------------------------------------------------------------------------------ ---------------------------
Erik Dysthe(3) .................................................           407,945                    4.7
Kenneth R. Miller(4)............................................           489,883                    5.7
Richard S. Waidmann(5)..........................................           687,250                    8.0
David Haak(6) ..................................................            16,861                     *
Gene Mastro (7) ................................................            29,055                     *
Doug Engerman(8)................................................            69,650                     *
Gerald F. Chew(9)...............................................            36,905                     *
Bruno Ducharme(10)..............................................            12,873                     *
Robert C. Harris, Jr. (11)......................................            90,203                    1.1
Terrence P. McGarty(12).........................................            26,043                     *
Marc Rochefort(13)..............................................            21,873                     *
John T. McLennan(14)............................................            33,873                     *
Robert G. Cruickshank(15) ......................................            69,166                     *
                                                                       ------------------- ---------------------------
All Directors, Named Executive Officers and Officers as a group          2,584,497                    29.9
   (29 persons) (16)............................................
                                                                       ------------------- ---------------------------
5% Shareholders:
Kern Capital Management (17)                                             1,194,000                   13.9%
114 West 47th Street
New York, NY

- ----------------
*    Represents beneficial ownership of less than 1% of the Common Shares.
(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable, or exercisable within 60 days after December 31, 2000, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Shares outstanding as of December 31, 2000, together with the applicable options of such shareholder.
(3) Includes 301,098 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 58,901 Common Shares exercisable within 60 days after December 31, 2000 held by Mr. Dysthe individually.
(4) Includes 167,055 Common Shares held by 535760 B.C. Ltd., a company 100% owned Mr. Miller and options to purchase 244,721 Common Shares exercisable within 60 days of December 31, 2000.
(5) Includes options to purchase 137,450 Common shares exercisable within 60 days after December 31, 2000.
(6) Includes options to purchase 12,361 Common Shares exercisable within 60 days after December 31, 2000.
(7) Represents options to purchase 29,055 Common Shares exercisable within 60 days of December 31, 2000.
(8) Represents options to purchase 26,388 Common Shares exercisable within 60 days of December 31, 2000.
(9) Includes options to purchase 24,873 Common Shares exercisable within 60 days after December 31, 2000.
(10) Represents options to purchase 12,873 Common Shares exercisable within 60 days after December 31, 2000.

(11) Includes options to purchase 39,873 Common Shares exercisable within 60 days after December 31, 2000.
(12) Includes 1,170 Common Shares held by The Telmarc Group Inc., a company controlled by Mr. McGarty, and options to purchase 24,873 Common Shares exercisable within 60 days after December 31, 2000.
(13) Includes options to purchase 11,248 Common Shares exercisable within 60 days after December 31, 2000.
(14) Represents options to purchase 33,873 Common Shares exercisable within 60 days after December 31, 2000.
(15) Represents options to purchase 69,166 Common Shares exercisable within 60 days after December 31, 2000.
(16) Includes options to purchase 944,769 Common Shares exercisable within 60 days after December 31, 2000.
(17) Beneficially owned by Robert E. Kern, Jr. and David G. Kern.


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

     In August 2000, the Company retained Gerald Chew, a director of the Company, to provide consulting services, in his capacity as a director, to the Company related to corporate development activities. During the year ended December 31, 2000, the Company paid Mr. Chew consulting fees in the amount of $45,000.

     On June 1, 2000, MDSI acquired Connectria Corporation under an agreement and plan of reorganization. Richard S. Waidmann, currently a director and Senior Vice-President and General Manager, eServices Division of MDSI, and Eric Y. Miller, MDSI's Senior Vice President and General Manager, ASP Division, were executive officers of Connectria and held approximately 97.6% of the outstanding shares of Connectria Common Stock. At the time of the acquisition, Mr. Waidmann and Mr. Miller were at arms' length to MDSI. In connection with the acquisition, Mr. Waidmann and Mr. Miller received 549,800 and 274,900 MDSI common shares, respectively, as consideration for their Connectria shares of common stock. In addition, MDSI assumed options granted by Connectria to its employees. Mr. Waidmann and Mr. Miller received options exercisable to acquire 137,450 and 68,725 MDSI common shares, respectively. MDSI also agreed to appoint Mr. Waidmann as a director and Senior Vice-President and General Manager, eServices Division to MDSI, and Mr. Miller as MDSI's Senior Vice President and General Manager, ASP Division. Each of Mr. Waidmann and Miller were parties to the agreement and plan of reorganization. MDSI filed a current report on Form 8-K to report the transaction on June 15, 2000, as amended August 14, 2000.

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

         2. Consolidated financial statement schedules and Report of Independent Auditors are included as follows:

                                                    SCHEDULE II

                                          MDSI MOBILE DATA SOLUTIONS INC.
                                         Valuation and Qualifying Accounts
                                       (Expressed in United States Dollars)

                                                Balance,
                                              Beginning of      Additions,      Application/Write-off      Balance,
                                                Period        During Period         During Period        End of Period
                                                ------        -------------         -------------        -------------
Allowance for doubtful accounts
    Year ended December 31, 2000              $      --        $ 985,000         $          --           $   985,000
    Year ended December 31, 1999                144,541               --              (144,541)                   --
    Year ended December 31, 1998                164,059               --              (919,518)              144,541

Provision against investments and advances
    Year ended December 31, 2000                     --          250,000                    --               250,000
    Year ended December 31, 1999                     --               --                    --                    --
    Year ended December 31, 1998                     --               --                    --                    --

Deferred income tax valuation allowance
    Year ended December 31, 2000                     --        1,825,049                    --             1,825,049
    Year ended December 31, 1999                877,891               --              (877,891)                   --
    Year ended December 31, 1998              2,929,197               --            (2,051,306)              877,891


         3.  Exhibits:

         The following Exhibits are filed as part of this report:

       Exhibit
       Number       Description
       ------       -----------
       2.1(3)       Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman (previously filed as Exhibit 2.2)

       3.1(1)       Articles of Incorporation of the Company

       3.2(1)       Articles of Amendments of the Company

       3.3(1)       By-laws of the Company

       4.1(1)       Form of Common Share Certificate 1996 Stock Option Plan

      10.1(1)(2)    1997 Stock Option Plan

      10.2(2)(4)    1998 Stock Option Plan

      10.3(2)(4)    Stock Purchase Plan

      10.4(2)(6)    Stock Purchase Plan

      10.5(2)(6)    1999 Stock Option Plan

      10.6(2)(7)    1998 Stock Option Plan for Connectria Corporation (formerly,
                    Catalyst Solutions Group, Inc.)

       Exhibit
       Number       Description
       ------       -----------
      10.7(2)(8)    2000 Stock Option Plan

      10.8(1) Form of Indemnification Agreement between the Company and certain officers of the Company (previously filed as Exhibit 10.4)

      10.9(1) Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc. (previously filed as Exhibit 10.8)

      10.10(1) Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd. (previously filed as Exhibit 10.8)

      10.11(1) Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)

      10.12(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company (previously filed as Exhibit 10.20)

      10.13(1) Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent amendments (previously filed as Exhibit 10.23)

      10.14(1) Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited (previously filed as Exhibit 10.25)

      10.15(3)(2)   Employment  Agreement  dated  February  1, 1999  between the
                    Company and Robert G. Cruickshank

      10.16(3)(2)   Employment  Agreement  dated  February  1, 1999  between the
                    Company and Kenneth R. Miller


      10.17(6) Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*

      10.18(9) Agreement and Plan of Reorganization, dated as of May 9, 2000, among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders.*

      10.19(9) Form of Voting, Lockup and Registration Rights Agreement among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders.

      21.1          List of the Company's Subsidiaries.

      23.1          Consent of Deloitte & Touche LLP.
      ----------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.
(6) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(8) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(9) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.

* The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.


     (b)  Report on Form 8-K

          None.

                         MDSI MOBILE DATA SOLUTIONS INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Auditors......................................         F-2


Consolidated Balance Sheets.........................................         F-3


Consolidated Statements of Operations...............................         F-4


Consolidated Statements of Stockholders' Equity.....................         F-5


Consolidated Statements of Cash Flows...............................         F-6


Notes to the Consolidated Financial Statements......................         F-8

Report of Independent Auditors

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
February 13, 2001

                        MDSI MOBILE DATA SOLUTIONS INC.
                          Consolidated Balance Sheets
                      (Expressed in United States dollars)


                                                                                              At December 31,
                                                                                 ---------------------------------------
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Assets
Current assets
        Cash and cash equivalents                                                     $13,238,081           $14,612,923
        Accounts receivable, net
           Trade (net of allowance for doubtful accounts of $985,000; 1999 - $0)       16,821,925            14,147,011
           Unbilled                                                                    12,184,446             5,595,902
        Prepaid expenses and other assets (note 10)                                     1,411,200             1,121,580
        Deferred income taxes (note 9)                                                          -               287,443
        Current portion of lease receivable (note 3)                                      133,723               386,861
                                                                                 -----------------    ------------------
        Total current assets                                                           43,789,375            36,151,720
Lease receivable (note 3)                                                                       -               133,723
Investments and advances, at cost (note 4)                                              3,081,447             4,140,457
Capital assets, net (note 5)                                                           11,097,497             6,858,747
Long term deferred taxes (note 9)                                                         347,350               289,984
Intangible assets, net (note 6)                                                         1,824,057             1,907,297
                                                                                 -----------------    ------------------
                                                                                       60,139,726            49,481,928
Assets of discontinued operations (note 15)                                               641,405               960,610
                                                                                 -----------------    ------------------
Total assets                                                                          $60,781,131           $50,442,538
                                                                                 =================    ==================
Liabilities and stockholders' equity
Current liabilities
        Accounts payable                                                               $3,444,457            $1,760,644
        Accrued liabilities                                                             3,625,591             2,655,523
        Income taxes payable                                                            1,091,164             1,567,671
        Deferred revenue                                                                7,901,837             4,742,038
        Current portion of long-term debt (note 7)                                         66,968                52,153
        Current obligations under capital lease (note 11)                               2,094,637             1,289,208
                                                                                 -----------------    ------------------
        Total current  liabilities                                                     18,224,654            12,067,237

Obligations under capital leases (note 11)                                              4,156,486             2,632,406
Long term debt (note 7)                                                                         -                32,181
                                                                                 -----------------    ------------------
                                                                                       22,381,140            14,731,824
Liabilities of discontinued operations (note 15)                                          223,024               173,424
                                                                                 -----------------    ------------------
Total liabilities                                                                      22,604,164            14,905,248
                                                                                 -----------------    ------------------
Stockholders' equity
        Common stock (note 8)
          Authorized:
            Unlimited common shares with no par value Issued:
            2000:  8,612,453 shares;  1999:  8,226,596 shares                          48,416,502            44,961,759
        Additional paid-up capital                                                        220,700               220,700
        Treasury stock (13,475 shares)                                                    (85,043)              (85,043)
        Comprehensive (loss)                                                             (690,104)             (429,438)
        (Accumulated deficit)                                                          (9,685,088)           (9,130,688)
                                                                                 -----------------    ------------------
                                                                                       38,176,967            35,537,290
                                                                                 -----------------    ------------------
Total liabilities and stockholders' equity                                            $60,781,131           $50,442,538
                                                                                 =================    ==================



Commitments and contingencies (note 11)


        See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Operations
                      (Expressed in United States dollars)


                                                                     Years ended December 31,
                                                       ----------------------------------------------------
                                                            2000                 1999               1998
                                                        ------------         ------------       ------------
Revenue
           Software and services                        $41,338,221          $39,912,480        $28,729,022
           e-Business                                     8,463,069            4,845,183          2,733,917
           Maintenance and support                        8,887,737            5,565,499          3,841,225
           Third party products and services              2,853,452            8,248,264         13,059,154
                                                        ------------         ------------       ------------
                                                         61,542,479           58,571,426         48,363,318

Direct costs                                             28,055,450           27,317,935         23,940,498
                                                        ------------         ------------       ------------
Gross profit                                             33,487,029           31,253,491         24,422,820
                                                        ------------         ------------       ------------
Operating expenses
           Research and development                       9,048,819            6,902,380          5,840,730
           Sales and marketing                           12,914,221            9,370,324          7,829,946
           General and administrative                     7,699,019            6,778,503          4,418,343
           Amortization of intangible assets                291,916              279,240            254,893
           Costs of merger                                1,691,028                    -                  -
           Provision for doubtful accounts                  985,000                    -                  -
                                                        ------------         ------------       ------------
                                                         32,630,003           23,330,447         18,343,912
                                                        ------------         ------------       ------------
Operating income                                            857,026            7,923,044          6,078,908

Other income (expense)                                     (524,862)            (759,549)            38,887
                                                        ------------         ------------       ------------
Income before tax provision                                 332,164            7,163,495          6,117,795

Provision for income taxes (note 9)                        (491,542)          (2,144,424)        (1,809,087)
                                                        ------------         ------------       ------------
Income (loss) from continuing operations                   (159,378)           5,019,071          4,308,708

Income (loss) from discontinued operations (note 15)       (395,022)          (3,872,683)          (532,302)
                                                        ------------         ------------       ------------
Net income (loss) for the year                            ($554,400)          $1,146,388         $3,776,406
                                                        ============         ============       ============
Earnings (loss) per common share
           Earnings(loss) from continuing operations
            Basic                                            ($0.02)               $0.62              $0.61
                                                        ============         ============       ============
            Diluted                                          ($0.02)               $0.55              $0.57
                                                        ============         ============       ============
           Net earnings (loss)
            Basic                                            ($0.07)               $0.14              $0.54
                                                        ============         ============       ============
            Diluted                                          ($0.07)               $0.13              $0.50
                                                        ============         ============       ============
Weighted average shares outstanding
            Basic                                         8,526,723            8,080,022          7,050,296
                                                        ============         ============       ============
            Diluted                                       8,526,723            9,100,711          7,563,444
                                                        ============         ============       ============


     See accompanying notes to the consolidated financial statements

                                                              MDSI MOBILE DATA SOLUTIONS INC.
                                                      Consolidated Statements of Stockholders' Equity
                                                           (Expressed in United States dollars)


                                     Common Stock             Additional
                             ------------------------------      Paid        Treasury    Comprehensive
                                 Shares         Amount        Up Capital       Stock          Loss          Deficit        Total
                              ------------   -------------   ------------- ------------  --------------  -------------  ------------
Balance, January 1, 1998        6,597,186     $31,661,556      $       -     $ (85,043)    $  (982,099)  $(13,906,482)  $16,687,932

  Issued on exercise of
   stock options                   32,844         301,811              -             -               -              -       301,811
  Issuance of share capital       687,304         139,000              -             -               -              -       139,000
  Issued under stock
   purchase plan (Note 8)          17,919         203,963              -             -               -              -       203,963
  Stock based compensation              -               -        220,700             -               -              -       220,700
  Change in foreign
   exchange fluctuations                -               -              -             -      (1,225,071)             -    (1,225,071)
  Issued on conversion of
   warrants (Note 8)               51,600         491,648              -             -               -              -       491,648
  Net income for the year               -               -              -             -               -      3,776,406     3,776,406
                              ------------   -------------   ------------- ------------  --------------  -------------  ------------

Balance, December 31, 1998      7,386,853      32,797,978        220,700       (85,043)     (2,207,170)   (10,130,076)   20,596,389

  Issued on exercise of
   stock options                  215,980       2,112,793              -             -               -              -     2,112,793
  Issuance of  share capital       20,619           7,500              -             -               -              -         7,500
  Issued under stock
   purchase plan (Note 8)          28,144         271,009              -             -               -              -       271,009
  Dividends paid                        -               -              -             -               -       (147,000)     (147,000)
  Change in foreign
   exchange fluctuations                -               -              -             -       1,777,732              -     1,777,732
  Issued on public
   offering (Note 8)              575,000       9,772,479              -             -               -              -     9,772,479
  Net income for the year               -               -              -             -               -      1,146,388     1,146,388
                              ------------   -------------   ------------- ------------  --------------  -------------  ------------

Balance, December 31, 1999      8,226,596      44,961,759        220,700       (85,043)       (429,438)    (9,130,688)   35,537,290
  Issued on exercise of
   stock options                  369,236       3,268,972              -             -               -              -     3,268,972
  Issued under stock
   purchase plan (Note 8)          16,621         185,771              -             -               -              -       185,771
  Change in foreign
   exchange fluctuations                -               -              -             -        (260,666)             -      (260,666)
  Net income for the year               -               -              -             -               -       (554,400)     (554,400)
                              ------------   -------------   ------------- ------------  --------------  -------------  ------------
Balance, December 31, 2000      8,612,453     $48,416,502      $ 220,700     $ (85,043)    $  (690,104)  $ (9,685,088)  $38,176,967
                              ============   =============   ============= ============  ==============  =============  ============



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)


                                                                                           Years ended December 31,
                                                                         -----------------------------------------------------
                                                                               2000              1999                 1998
                                                                         ---------------    --------------      --------------
Cash flows from operating activities
   Net income (loss) from continuing operations for the year             $   (159,378)       $  5,019,071       $  4,308,708
   Items not affecting cash:
       Depreciation and amortization                                        2,946,950           1,622,927            919,421
       Deferred income taxes                                                  230,077              84,616            802,740
       Additional paid up capital                                                   -                   -            220,700
       Changes in non-cash operating working capital items (Note 13)       (4,215,903)         (5,147,589)           191,981
                                                                         ---------------    --------------      --------------
   Net cash (used in) provided by operating activities                     (1,198,254)          1,579,025          6,443,550
                                                                         ---------------    --------------      --------------
Cash flows from financing activities
   Issuance of common shares                                                3,454,743          12,163,781          1,136,422
   Payment of dividends                                                             -            (147,000)                 -
   Repayment of long-term debt                                                (17,366)           (293,366)            20,139
   Proceeds from (repayment of) capital leases                              2,329,509           2,038,965            945,909
                                                                         ---------------    --------------      --------------
   Net cash provided by (used in)  financing activities                     5,766,886          13,762,380          2,102,470
                                                                         ---------------    --------------      --------------
Cash flows from investing activities
   Long term lease receivable repayment                                       386,860             395,139                  -
   Acquisition of investments                                              (2,518,225)           (301,143)                 -
   Proceeds on sale of investments                                          3,273,392                   -                  -
   Acquisition of intangible asset                                           (220,000)                  -                  -
   Acquisition of capital assets                                           (6,882,460)         (4,443,711)        (1,969,895)
                                                                         ---------------    --------------      --------------
   Net cash used in investing activities                                   (5,960,433)         (4,349,715)        (1,969,895)
                                                                         --------------   ------------------- ------------------
Net cash (used in) provided by continuing operations                       (1,391,801)         10,991,690          6,576,125

Net cash provided by (used in) discontinued operations                        277,625          (1,762,058)        (1,838,389)
                                                                         ---------------    --------------      --------------
Net cash (outflow) inflow                                                  (1,114,176)          9,229,632          4,737,736

Effects of foreign exchange fluctuations on cash                             (260,666)          1,777,732         (1,225,071)

Cash and cash equivalents, beginning of year                               14,612,923           3,605,559             92,894
                                                                         ---------------    --------------      --------------
Cash and cash equivalents, end of year                                   $ 13,238,081        $ 14,612,923       $  3,605,559
                                                                         ===============    ==============      ==============
Supplemental disclosure of cash flow information

   Cash payments for interest                                            $    363,159        $    148,798       $    100,773
                                                                         ===============    ==============      ==============
   Cash payments for taxes                                               $    649,577        $  2,110,283       $    151,802
                                                                         ===============    ==============      ==============



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)



SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     In February 1999, the Company adopted a plan to dispose of the Transportation Business Unit which was completed on June 1, 1999. The Company disposed of the Transportation Business Unit for proceeds of $3,839,267 comprised of common shares representing an 11% interest in Digital Dispatch Systems, Inc. (DDS) and a promissory note in the principal amount of $346,741, due January 1, 2001 and bearing an interest rate of 8% per annum. During the year ended December 31, 2000 DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,164,350.

     During the year ended December 31, 1998, the Company leased certain computer equipment to a customer. The transaction was accounted for as a sales-type lease with a discounted present value of $915,686 at December 31,1998. The equipment purchase was financed by capital lease, which had a balance of $780,808 at December 31, 1998. As at December 31, 2000 the balance outstanding on the lease was $133,723.












         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999 and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting policies:

     (a)  Basis of presentation

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are presented in United States dollars. All intercompany balances and transactions have been eliminated.

     (b)  Nature of operations

          The Company develops, markets and supports wireless mobile data communication software products for use in the mobile service industry.  The  Company  is also a  provider  of  managed  application services through it's newly acquired subsidiary, Connectria Corporation (note 2).

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

     (d)  Revenue recognition

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20 "Accounting Changes." The Company adopted SAB 101 for the Company's Year ended December 31, 2000. Based on the Company's interpretation of SAB 101, the Company believes its current revenue recognition policies are consistent with SAB 101 and there has been no material impact on the Company's financial position or results of operations.

          Statement of Position 97-2 (Software Revenue Recognition) (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by the Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). The Company adopted SOP 97-2 effective for the Company's year ended December 31, 1998. Based upon our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4, and SOP 98-9.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999 and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          (ii) e-Business

               e-Business revenue consists of the provision of managed services, which include managed application services, managed network services, managed data center services, and managed hosting services. Revenue from these services is recognized as the service is provided, where no future commitment exists.


          (iii)Third   party   products   and   services   and   terminals   and
               infrastructure

               Revenue  from sales of third  party  products  and  services  and
               terminals  and   infrastructure  is  recognized  on  delivery  of
               products.

          (iv) Maintenance and support

               Revenue related to maintenance agreements for supporting and maintaining the Company's products are recognized rateably over the term of the agreement, which is generally one year.

     (e)  Capital assets

          Capital assets are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

          Computer hardware and software       30% declining balance
          Furniture and fixtures               20% declining balance
          Leasehold improvements               lesser of lease term or useful
                                                life, generally five years
          Vehicle                              20% declining balance

          The carrying value of capital assets is reviewed on a regular basis for any permanent impairment in value. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. To date, no such impairment has been indicated.

     (f)  Intangible Assets

          Intangible assets consist of goodwill arising on the acquisition of Alliance Systems Inc., and the purchase of a commercial web-site domain name. Goodwill arising on the acquisition of Alliance is amortized on a straight-line basis over ten years. The commercial web-site domain name is being amortized on a straight line basis over a five year period. Management regularly reviews the carrying value of the intangible assets for evidence of any permanent impairment in value by reference to expected future cash flows. To date, no impairment has been indicated.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Foreign exchange; Reporting and Functional currency

          Foreign exchange

          The accounts of the Company and its foreign subsidiaries are expressed in United States dollars, its functional currency. Monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses relating to current monetary items and revenue and expenses denominated in foreign currencies are included in income.

          Reporting currency

          The Company changed its reporting currency to the United States dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting foreign exchange gains and losses are recorded as a separate component of stockholder's equity and described as comprehensive income (loss).

          Comprehensive income for the period can be summarized as follows:

                                                 Year ended December 31,
                                    -------------------------------------------
                                       2000            1999            1998
                                    ----------      ----------      -----------
          Net income from           $(159,378)      $5,019,071      $ 4,308,708
          continuing operations

          Comprehensive items
              - Translation          (260,666)       1,777,732       (1,225,071)
          adjustment
                                    ----------      ----------      -----------
          Comprehensive net         $(420,044)      $6,796,803      $(3,083,637)
          income for the year
                                    ==========      ==========      ============

          Functional currency

          As at June 1, 2000 the Company and its subsidiaries adopted the United States. dollar as their primary currency of measurement. The change in the Company's currency of measurement was made due to the Company's business combination with Connectria Corporation ("Connectria") (note
          2) and the resulting increase in the Company's sales and costs denominated in United States dollars. The business combination with Connectria as well as the Company incurring an increasing amount of United States dollar denominated expenditures as a percentage of overall expenditures and an increase in the generation of cash flows from sales in United States dollars resulted in the change of the Company's currency of measurement to the United States dollar.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          As a result of the change in the currency of measurement, the Company's foreign currency risk has changed from United States dollar denominated monetary assets and liabilities to non-United States dollar denominated monetary assets and liabilities and the risk of the impact of exchange rate changes relative to the United States dollar. The ultimate effects of the change on the Company's financial position and results of operations will only be determinable in the future based on exchange rate changes that occur in such periods.

     (h)  Income taxes

          The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. A valuation allowance is recognized to the extent the recoverability of future income tax assets is not considered likely.

     (i)  Investments

          The Company accounts for investments on a cost basis. Any impairment in value that is determined to be other than temporary is charged to earnings.

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

          A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2000, 1999 and 1998 is as follows:

                                                      Net (Loss)                                  Loss
                                                        Income               Shares             (Earnings)
                                                      (Numerator)         (Denominator)          Per Share
                                                   -----------------    -----------------    ----------------
2000
- ----
Basic                                                 $ (554,400)           8,526,723             $ (0.07)
Effect of stock options                                                             -                   -
                                                   -----------------    -----------------    ----------------
Diluted                                               $ (554,400)           8,526,723             $ (0.07)
                                                   =================    =================    ================
1999
- ----
Basic                                                $ 1,146,388            8,080,022              $ 0.14
Effect of stock options                                                     1,020,689               (0.01)
                                                   -----------------    -----------------    ----------------
Diluted                                              $ 1,146,388            9,100,711              $ 0.13
                                                   =================    =================    ================
1998
- ----
Basic                                                $ 3,776,406            7,050,296              $ 0.54
Effect of stock options                                                       507,943               (0.04)
Effect of share purchase warrants                                               5,205                   -
                                                                        -----------------    ----------------
Diluted                                              $ 3,776,406            7,563,444              $ 0.50
                                                   =================    =================    ================


                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  Earnings (loss) per common share (continued)

          Options and warrants to purchase 2,313,944, 63,000 and 95,000 shares of common stock were outstanding during fiscal 2000, 1999 and 1998 respectively, but were not included in the computation of diluted EPS because of either the net loss in fiscal 2000, or because the options exercise prices were greater than the average market prices of the common stock, and therefore, their effect would be anitidilutive.

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

     (l)  Derivatives

          From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. The Company had no forward transactions open at year end.

     (m)  Stock-based compensation

          The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price at the date granted for all common stock options. As at December 31, 2000, no compensation cost has been recorded for any period under this method.

          The following pro forma financial  information presents the net income
          (loss) for the year and income (loss) per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

                                                                      2000               1999                1998
                                                                ----------------    --------------    -----------------
          Net income (loss) for the year                           $(6,521,603)      $(2,818,180)           $1,120,823
                                                                ----------------    --------------    -----------------
          Fully diluted income (loss) per common share                  $(0.76)           $(0.35)                $0.15
                                                                ================    ==============    =================

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $5,967,203 would have been recorded for the year ended December 31, 2000 (1999 - $3,964,568 and 1998 - $2,655,583, respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of three years, a weighted average annualized volatility of the Company's share price of 81% (1999 - 65% and 1998 - 56% respectively) and a weighted average annualized risk free interest rate at 7% (1999 - 5.00% and 1998 - 5.00% respectively).

          In March 2000,  the  Financial  Accounting  Standards  Board  ("FASB")
          issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of the previously fixed

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (m)  Stock-based compensation (continued)

          stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the third quarter of fiscal 2000 and there was no material effect on the consolidated financial position, results of operations or cash flows.

     (n)  Comprehensive income

          The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any period.

     (p)  Segmented information

          SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," established new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. In accordance with SFAS 131 the Company has determined that it has two reportable segments, Field Service, and e-Business and has reported in accordance with SFAS 131 in note 12.

     (q)  Accounting for derivative instruments and hedging activities

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133 in the third quarter of the year ended December 31, 2000 in accordance with SFAS No. 137 which delayed the required implementation of SFAS No. 133 for one year. The adoption of this statement, which requires the accounting recognition of derivatives at fair value, has not had a significant effect on the Company's financial position or results of operations.

     (r)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


2.   ACQUISITIONS

     Connectria Corporation

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis Missouri, that is an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued 845,316 common shares, and 583,037 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $1,691,028 are included in the Cost of merger for the year ended December 31, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include the combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the merger with Connectria are outlined below.

                                                                                         December 31,
                                                                     -------------------------------------------------
                                                                          2000              1999              1998
                                                                     --------------    -------------    --------------
     Revenue:
     MDSI Mobile Data Solutions Inc. through March 31, 2000           $ 12,191,232      $52,157,025       $44,866,399
     Connectria Corporation through March 31, 2000                       1,519,689        6,414,401         3,496,919
     MDSI Mobile Data Solutions Inc. subsequent to March 31, 2000       47,831,558                -                 -
                                                                     --------------    -------------    --------------
     Combined Revenue                                                 $ 61,542,479      $58,571,426       $48,363,318
                                                                     --------------    -------------    --------------
     Net Income:
     MDSI Mobile Data Solutions Inc. through March 31, 2000             $  612,495       $1,004,350        $3,641,096
     Connectria Corporation through March 31, 2000                         (2,991)          142,038           135,310
     MDSI Mobile Data Solutions Inc. subsequent to March 31, 2000      (1,163,904)                -                 -
                                                                     --------------    -------------    --------------
     Combined Net Income                                               $ (554,400)       $1,146,388        $3,776,406
                                                                     --------------    -------------    --------------
     Other changes in Stockholders' Equity:
     MDSI Mobile Data Solutions Inc. through March 31, 2000             $(260,666)       $1,777,732      $(1,225,071)
     Connectria Corporation through March 31, 2000                               -                -                 -
     MDSI Mobile Data Solutions Inc. subsequent to March 31, 2000                -                -                 -
                                                                     --------------    -------------    --------------
     Combined changes in Stockholders' Equity                           $(260,666)       $1,777,732      $(1,225,071)
                                                                     --------------    -------------    --------------


3.   LEASE RECEIVABLE

     The Company has entered into a sales-types lease with a customer. The lease has an effective interest rate of 5.5% and is payable in equal monthly installments with a term of 36 months. As at December 31, 2000 the lease has a remaining life of 4 months.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


4.   INVESTMENTS AND ADVANCES

                                                                        2000              1999
                                                                    ------------       ------------

        Investment in Digital Dispatch Systems, Inc (note 15)        $        -        $ 3,492,526
        Investment in private companies, at cost                      2,499,992                  -
        Promissory note (note 15)                                       331,455            346,741
        Other advances                                                  250,000            301,190
                                                                    ------------       ------------
        Total Investments                                            $3,081,447        $ 4,140,457
                                                                    ============       ============

     During the year ended December 31, 2000 the Company made equity investments of $2,499,992 in two private companies. These investments do not represent significant influence in the companies and are valued at cost which is the valuation as at the latest round of financing.

     During the year ended December 31, 2000, Digital Dispatch Systems Inc. exercised their right under the Transportation Business Unit sale agreement to repurchase the common shares the Company had received for consideration in the sale of its Transporation Business Unit to Digital Dispatch Systems Inc. The Company received proceeds of $3,164,350 on the sale of its shares. The resulting loss has been accounted for through the Company's provision for discontinued operations (note 15). Subsequent to year end the promissory note was repaid to the Company.


5.   CAPITAL ASSETS

                                                                         2000              1999
                                                                    -------------      -------------
        Computer hardware and software                              $ 12,433,244        $ 6,302,262
        Furniture and fixtures                                         2,365,795          1,990,447
        Vehicles                                                          50,905             50,905
        Leasehold improvements                                           708,667            332,538
                                                                    -------------      -------------
                                                                      15,558,611          8,676,152
        Less:  accumulated amortization                               (4,461,114)        (1,817,405)
                                                                    -------------      -------------
                                                                    $ 11,097,497        $ 6,858,747
                                                                    =============      =============

     As at December 31, 2000 the Company has entered into capital lease arrangements for Capital Assets in the amount of $11,595,272 (1999 - $5,224,606) and recorded accumulated amortization of $3,326,083 (1999 - 1,052,200) relating to these assets (note 11).

6.   INTANGIBLE ASSETS

                                                      2000             1999
                                                 --------------    -------------

    Goodwill                                      $ 2,615,751       $ 2,615,751
    Commerical web site domain name                   220,000                 -
    Less:  accumulated amortization                (1,011,694)         (708,454)
                                                 --------------    -------------
                                                  $ 1,824,057       $ 1,907,297
                                                 ==============    =============

     During the year ended December 31, 2000 the Company purchased the rights to use the domain name eservice.com for use with its eservice manager product.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


7.   LONG-TERM DEBT

                                                                         2000               1999
                                                                     ------------       ------------
        Term loan, secured by general accounts receivable,              27,927             $ 84,334
         inventory and equipment, repayable in blended payments
         of $4,722, bearing interest at 8.25%
        Stockholders (i)                                                39,041                    -
         Less: Current Portion Long Term Debt                          (66,968)             (52,153)
                                                                     ------------       ------------
                                                                      $      -             $ 32,181
                                                                     ============       ============

     (i)  Stockholders

          The amounts owing to stockholders are unsecured, non-interest bearing and without specific terms for repayment.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


8.   STOCKHOLDERS' EQUITY

     (a)  Stock options

          The Company adopted its Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value, of the common shares at the time the options are granted, the options typically vest over a three year period and the term of the option is typically five years. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 2,400,000 common shares. Upon acquisition of Connectria (Note 2) the Company assumed certain obligations under the Connectria Stock Option Plan, and all future option issuance will occur under the MDSI Plan. The vesting period on the Connectria options is between zero and three years, and the term of the options is 10 years. The resulting position of the two Stock Option plans is as follows:

                                                          Connectria Plan           MDSI Plan          Total        Weighted
                                                             Number of              Number of        Number of       Average
                                                               Shares                 Shares           Shares         Price
                                                         --------------------------------------------------------------------
        Outstanding at January 1, 1998                              -                978,518           978,518      $ 12.93

          Granted                                             492,110              1,112,750         1,604,860         7.91
          Exercised                                                 -                (32,844)          (32,844)        9.30
          Cancelled                                                 -               (403,218)         (403,218)       15.98
                                                         -------------------------------------------------------
        Outstanding at December 31, 1998                      492,110              1,655,206         2,147,316         8.15

          Granted                                              55,947                561,500           617,447        12.73
          Exercised                                                 -               (215,980)         (215,980)        9.93
          Cancelled                                                 -               (102,192)         (102,192)       10.61
                                                         -------------------------------------------------------
        Outstanding at December 31, 1999                      548,057              1,898,534         2,446,591         9.49

          Granted                                              34,980                430,554           465,534        16.08
          Exercised                                           (48,791)              (235,899)         (284,690)        8.64
          Cancelled                                                 -               (313,491)         (313,491)       12.08
                                                         -------------------------------------------------------

        Outstanding at December 31, 2000                      534,246              1,779,698         2,313,944      $ 10.32
                                                         =======================================================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999 and 1998
                      (Expressed in United States dollars)


8.   STOCKHOLDERS' EQUITY (Continued)

     The following table summarizes information concerning options outstanding at December 31, 2000:

                                     Options Outstanding            Options Exercisable
                             ------------------------------------  ----------------------
                                           Weighted
                               Number       Average                    Number
                             Outstanding   Remaining    Weighted     Exercisable   Weighted
                                as of     Contractual    Average        as of      Average
         Range of             December       Life       Exercise      December     Exercise
     Exercise Prices          31, 2000     (months)       Price       31, 2000      Price
     ---------------       -------------  ------------  ----------   ------------  ----------
        $0-$6.75               455,495       91.5         $ 0.47       426,778      $ 0.24

      $6.80-$13.35           1,365,376       37.21          10.94      831,451       10.44

     $13.40-$20.00             342,608       44.22          14.37      183,051       14.18

     $20.05-$36.20             150,465       50.76          25.32            -           -
                           -------------  ------------  ----------   ------------  ----------
                              2,313,944       49.82       $ 10.32    1,441,280      $ 8.31
                           =============  ============  ========== =============   ==========

     At December 31,1999 and 1998 under the combined MDSI and Connectria option plans, 1,405,979 and 985,446 options were exercisable at a weighted average exercise price of $7.21 and $6.36 respectively.

     (b)  Stock purchase plan

          The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $6,666 ($10,000
          CDN) for each employee per year. The subscription price of common shares purchased under the Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. The Company has reserved 100,000 common shares for issuance pursuant to the Stock Purchase Plan. During the year ended December 31, 2000, 16,621 (1999 - 28,144; 1998 - 17,919) common shares were issued under this Plan.

     (c)  Special warrants and share purchase warrants

          In June 1996, the Company issued 280,000 special warrants through a private placement for net proceeds of $2,873,489 (net of issue costs of $21,962). Each special warrant was exchangeable, without further payment or additional consideration, into one common share and one share purchase warrant. During the year ended December 31, 1997, 280,000 common shares and 280,000 share purchase warrants were issued on the conversion of special warrants. During the year ended December 31, 1998, 258,000 share purchase warrants were exercised to purchase 51,600 common shares for proceeds of $491,648.

     (d)  Stock transactions

          On January 29, 1999, the Company completed a public offering for the sale and issue of 575,000 common shares at a price of $18.40 per share for net proceeds of $9,772,479 (net of offering costs of $809,279).

     (e)  Alliance employee stock ownership plan

          Prior to the Company's acquisition of Alliance Systems Incorporated in 1997, the Alliance employees participated in an employee stock ownership plan (the ESOP). Upon the Company's acquisition of Alliance, the remaining unallocated shares held by the ESOP were allocated to employees. At December 31, 2000, 2,847 shares of the Company were held by the ESOP of which all have vested and are in the process of being distributed.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


8.   STOCKHOLDERS' EQUITY (Continued)

     (f)  Connectria stock option plan

          Upon the Company's acquisition of Connectria (Note 2), the Company agreed to assume the outstanding stock options of the Connectria Stock option plan. The assumed options are listed separately in the outstanding option table (note 8(a)).

     (g)  Shareholder rights plan

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

9.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                               2000             1999                1998
                                                           -----------      -------------       --------------
     Current:
       Canada                                              $   49,500       $    539,552        $ (1,242,813)
       Foreign                                               (310,965)        (2,560,256)            150,329
                                                           -----------      -------------       --------------
         Total current provision for income taxes            (261,465)        (2,020,704)         (1,092,484)
                                                           -----------      -------------       --------------
     Deferred:
       Canada                                                  92,870           (468,896)            394,370
       Foreign                                               (322,947)           345,176          (1,110,973)
                                                           -----------      -------------       --------------
        Total deferred provision for income taxes            (230,077)          (123,720)           (716,603)
                                                           -----------      -------------       --------------
     Provision for income taxes                            $ (491,542)      $ (2,144,424)       $ (1,809,087)
                                                           ===========      =============       ==============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


9.   INCOME TAXES (continued)

     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the loss before tax provision due to the following:

                                                                       2000             1999               1998
                                                               --------------   ----------------    -------------

     Statutory tax rate                                              45.6%              45.0%               45.0%

     Provision for income taxes computed
        at statutory rate                                      $ (151,466)        $(3,223,573)      $ (2,753,008)
     Tax losses and (benefits) not recognized in the period
       that the benefit arose                                    (684,949)           (514,328)           538,740
     Lower effective rate on earnings of foreign subsidiaries     853,058           1,695,856            713,341
     Amortization of intangibles not deductible for tax
       purposes                                                  (127,333)           (117,710)          (114,702)
     Other permanent differences                                 (380,852)             15,331           (193,458)
                                                               --------------   ----------------    -------------
     Provision for income taxes                                $ (491,542)        $(2,144,424)      $ (1,809,087)
                                                               ==============   ================    ==============


     The principal components of the deferred portion of the provision for income taxes are as follows:

                                                              2000                 1999                1998
                                                        ---------------       --------------       ------------
     Depreciation                                         $ (349,067)           $ 265,315           $       -
     Deferred revenue                                        969,689             (201,992)           (751,766)
     Operating loss carry forwards                          (361,160)            (572,557)             75,806
     Other                                                  (489,539)             385,514             (40,644)
                                                        ---------------       --------------       ------------
     Total deferred provision for income taxes            $ (230,077)           $(123,720)          $(716,603)
                                                        ===============       ==============       ============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


9.   INCOME TAXES (Continued)

     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:


                                                   2000             1999
                                               --------------   -------------
     Current

     Operating loss carry forwards               $        -      $  287,443
     Less: valuation allowance                            -               -
                                               --------------   -------------
     Net current deferred tax asset              $        -      $  287,443
                                               ==============   =============


                                                   2000           1999
                                               --------------   -------------
     Non-current

     Operating loss carry forwards               $ 1,825,049      $       -
     Depreciation                                     69,292        418,359
     Other                                           278,058       (128,375)
                                               --------------   -------------
                                                   2,172,399        289,984
     Less: valuation allowance                    (1,825,049)             -
                                               --------------   -------------
     Net non-current deferred tax asset          $   347,350      $ 289,984
                                               ==============   =============


     At December 31, 2000 , the Company has the following loss carry-forwards available for tax purposes:

        Country                       Amount                Expiry
        -------                       ------                ------

        Canada                     $ 3,200,000            2004, through 2007

        US                         $   900,000            2020

10.  RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees expensed during the year of $45,000 (1999 - $0; 1998 - $0) paid to a company controlled by a director during the year ended December 31, 2000.

     The Company issued a promissory note receivable to a director and officer of the company on June 28, 2000 for $150,000. The note bears interest at a rate of 6.75% and is payable on demand. As at December 31, 2000 the full amount of the note was outstanding, and is included in prepaid expenses and other assets.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)

11.  COMMITMENTS AND CONTINGENCIES

     (a)  Capital and operating leases

          At December  31,  2000,  future  minimum  payments  under  capital and
          non-cancelable   operating   leases  for  office  space  and  computer
          equipment are as follows:

                                                                       Capital             Operating
                                                                       leases               leases
                                                                  ----------------    ----------------
        2001                                                         $ 3,031,090          $ 1,466,177
        2002                                                           2,423,567            1,202,799
        2003                                                           1,389,455            1,196,384
        2004                                                               9,431            1,286,953
        2005                                                                   -            1,283,001
        Thereafter                                                             -            3,749,627
                                                                  ----------------    ----------------
        Total minimum lease payments                                   6,853,543         $ 10,184,941
                                                                                      ================
        Less: amount representing interest                              (602,420)
                                                                  ---------------
        Present value of net minimum lease payments                    6,251,123
        Less: current portion                                         (2,094,637)
                                                                  ---------------
                                                                     $ 4,156,486
                                                                  ===============

          Rent expense for the year ended December 31, 2000 in respect of operating leases for office space was $2,148,310 (1999 - $2,232,448; 1998 - $2,185,401).

     (b)  Line and letters of credit

          The Company has an operating line of credit with a Canadian commercial bank to borrow up to $8,000,000 CDN which bears interest at prime plus 0.5%. As at December 31, 2000, the Company was not utilizing the operating line of credit. The Company also has a $250,000 line of credit with a United States commercial bank to borrow up to $250,000 that bears interest at 8.75%. As at December 31, 2000 the Company had utilized $247,000 of this facility.

          The Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of Belgian Franc 60,640,800 (USD $1,510,428) maturing May 28, 2001, and an additional letter of credit in the amount of Belgium Franc 3,060,000 (USD $76,218) expiring August 30, 2001. The Company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.

     (c)  Contingency

          The Company has included in its operating results for the year ended December 31, 2000 a provision for $985,000 with respect to a doubtful account. The Company believes that its' position in the matter is strong and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The customer has requested mediation of the dispute and the Company has agreed.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


12.  SEGMENTED INFORMATION

     In 1997, the Company adopted the Financial Accounting Standards Board statement No.131 (SFAS 131) requiring disclosure of a company's business segments. In 1998, the Company reported two business segments - Field Service and Delivery based on the differing capabilities of the software and hardware platforms offered to customers. In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery Segment which was subsequently sold effective June 1, 1999 (note 15). As a result the Company does not provide a detailed breakdown of the Delivery segments other than provided by its general purpose financial statements.

     On  February 1, 2000,  the Company  announced  its  intentions  to sell its
     products  of  mobile   workforce   management  and  wireless   connectivity
     application software over the internet from a wirelessly-enabled Applications Service Provider ("ASP") site. As a result of this decision the Company again reports its operations in two business segments, Field Service and E-Business.

     On June 1, 2000 the company completed its merger with Connectria Corporation (note 2). As Connectria is considered part of the Company's e-Business operating segment and the transaction has been treated using the pooling of interests method, the Company has reflected the merger by segregating the e-Business segment for all comparable periods. Substantially all of the Company's e-Business revenue is currently derived from Connectria's professional and hosting services.


     Business Segments

                                2000                                   1999                                    1998
                -------------------------------------  -------------------------------------  -------------------------------------
                  Field                                   Field                                 Field
                 Service    e-Business(1)    Total       Service    e-Business(1)    Total     Service      e-Business(1)   Total
                ----------  ------------- -----------   ----------  ------------- ----------- -----------   ------------  ----------
Revenue        $51,999,988  $ 9,542,491   $61,542,479  $52,157,025   $6,414,401   $58,571,426  $44,866,399  $ 3,496,919  $48,363,318

Operating
 earnings (loss) 4,280,270   (3,423,244)      857,026    7,781,006      142,038     7,923,044    5,943,598      135,310    6,078,908

Depreciation &
 Amortization    2,599,589      347,361     2,946,950    1,519,305      103,622     1,622,927      876,073       43,348      919,421


Long lived
 assets         11,459,003    4,543,998    16,003,001   12,568,124      472,100    13,040,224    5,934,053      235,185    6,169,238

Capital
 Expenditures    5,263,013    1,619,447     6,882,460    4,404,253       39,458     4,443,711    1,772,885      197,010    1,969,895


(1) The e-Business operating segment also includes revenues from third-party products and services.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


12.  SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                                    2000                               1999                             1998
                        --------------------------------   --------------------------------  ------------------------------
                                           Long-lived                         Long-lived                     Long-lived
                            Revenue          assets            Revenue          assets         Revenue         assets
                        --------------- ----------------   --------------- ----------------  -------------  ---------------
Canada                   $   1,688,704    $ 8,731,563       $  1,670,098     $ 9,037,747     $  1,995,028    $ 2,234,324
United States               47,564,765      7,202,636         43,956,585       3,923,429       44,852,871      3,889,766
Europe                       8,713,390         66,946         11,426,532          73,521        1,281,597         36,295
Asia and Other               3,575,620          1,856          1,518,211           5,527                -          8,853
South America                        -              -                  -               -          233,822              -
                        --------------- ----------------   --------------- ----------------  -------------  ---------------
                          $ 61,542,479    $16,003,001       $ 58,571,426     $13,040,224      $48,363,318    $ 6,169,238
                        =============== ================   =============== ================  =============  ===============

         Long-lived assets consist of the lease receivable, investments, capital and intangible assets.

     Major customers

     During the year ended December 31, 2000, the Company did not earn revenue from one customer that accounted for greater than 10% of overall revenue. For the year ended December 31, 1999 the Company earned revenue from one customer of $6,358,798 and in 1998 one customer accounted for revenue of $4,097,428. No other single customer accounted for more than 10% of total revenue.


13.  CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                      2000                1999               1998
                                                 --------------      --------------     --------------

Accounts receivable                               $ (9,263,458)       $ (2,559,073)      $ (5,198,090)
Prepaid expenses and other assets                     (289,619)          1,134,442         (1,618,786)
Income taxes payable                                  (476,507)            (22,860)         1,590,531
Accounts payable and accrued liabilities             2,653,882          (3,677,261)         2,600,949
Deferred revenue                                     3,159,799             (22,837)         2,817,377
                                                 --------------      --------------     --------------
                                                  $ (4,215,903)       $ (5,147,589)         $ 191,981
                                                 ==============      ==============     ==============


                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999 and 1998
                      (Expressed in United States dollars)


14.  FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, lease receivable, investments and advances, accounts payable, accrued liabilities, long term debt, capital lease obligations and assets and liabilities from discontinued operations reflected in the balance sheets approximate their respective fair values.

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. However, as these customers are geographically dispersed and bad debts have not been significant, concentrations of credit risk are considered to be minimal.


15.  DISCONTINUED OPERATIONS

     In February 1999, the Company's Board of Directors approved a plan for the sale of the Transportation Business Unit which developed mobile workforce software for the taxi, courier and roadside recovery markets. The disposition was completed June 24, effective June 1, 1999, for proceeds of $3,839,267. The proceeds comprised common shares representing an 11% interest in Digital Dispatch Systems Inc., a supplier of dispatch systems to the taxi market, and an 8%, $346,741 promissory note due January 1, 2001.

     For the year ended December 31, 1999, the Company recorded a one-time charge of $3,872,684 concurrent with the decision to discontinue the Delivery segment of the Company's business. Certain contracts were retained for completion during the year 2000. The estimated cost to complete these contracts was included in the one-time charge. During the year ended December 31, 2000 the Company recorded an additional $395,022 charge in order to account for additional costs to complete the retained contracts, and the loss realized on sale of shares in Digital Dispatch Systems Inc., taken as consideration on sale of the Company's Transportation Business Unit (note 4).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2000, 1999, and 1998
                      (Expressed in United States dollars)


15.  DISCONTINUED OPERATIONS (Continued)

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

                                            December 31, 2000     December 31, 1999     December 31, 1998
                                            -----------------     -----------------     -----------------
     Revenues                                  $          -        $   2,652,152          $   10,775,239

     Loss before income taxes                                         (1,571,821)               (622,340)
     Income tax                                           -                    -                  90,03

8
                                            -----------------     -----------------     -----------------
     Operating loss to measurement date                               (1,571,821)               (532,302)
     Estimated loss on disposal
          (net of nil income taxes)                (395,022)          (2,300,862)                      -
                                            -----------------     -----------------     -----------------
     Loss from discontinued operations        $    (395,022)       $  (3,872,683)         $     (532,302)
                                            =================     =================     ==================

     Financial position of discontinued operations

                                            December 31, 2000     December 31, 1999     December 31, 1998
                                            -----------------     -----------------     -----------------
    Current assets                            $     641,405        $     960,610          $    6,371,232
    Long term assets                                      -                    -               1,909,440
                                            -----------------     -----------------     -----------------
    Total assets of discontinued
     operations                                     641,405              960,610               8,280,672
                                            -----------------     -----------------     -----------------
    Current liabilities                             223,024              173,424               1,543,547
    Long term liabilities                                 -                    -                       -
                                            -----------------     -----------------     -----------------
    Total liabilities of discontinued
     operations                               $     223,024        $     173,424          $    1,543,547
                                            =================     =================     =================

     Cash flow of discontinued operations

                                            December 31, 2000     December 31, 1999     December 31, 1998
                                            -----------------     -----------------     -----------------
     Operating activities                     $     277,626        $  (1,655,510)         $   (1,789,065)
     Investing activities                                 -             (106,548)                (49,324)
     Financing activities                                 -                    -                       -
                                            -----------------     -----------------     -----------------
     Cash provided by (used for)
      discontinued operations                 $     277,626        $  (1,762,058)         $   (1,838,389)
                                            =================     =================     =================

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         April 2, 2001.

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

Signature                      Title                               Date


/S/ERIK DYSTHE                 Chief Executive Officer,            April 2, 2001
- -------------------------      Chairman of the Board and
Erik Dysthe                    Director (Principal Executive
                               Officer)

/S/ ROBERT G. CRUICKSHANK      President, Chief Operating          April 2, 2001
- -------------------------      Officer and Director
Robert G. Cruickshank


/S/ VERNE D. PECHO             Vice President - Finance and        April 2, 2001
- -----------------------        Administration and Chief
Verne D. Pecho                 Financial Officer (Principal
                               Financial and Accounting Officer)


/S/ KENNETH R. MILLER          Director                            April 2, 2001
- -----------------------
Kenneth R. Miller


/S/ GERALD F. CHEW             Director                            April 2, 2001
- ----------------------         (Authorized U.S. Representative)
Gerald F. Chew


- ---------------------          Director
Bruno Ducharme


- --------------------           Director
Robert C. Harris, Jr.


- --------------------           Director
Terrence P. McGarty


/S/ MARC ROCHEFORT             Director                            April 2, 2001
- ---------------------
Marc Rochefort


- ---------------------          Director
John T. McLennan


/S/ RICHARD S. WAIDMANN        Senior Vice President and           April 2, 2001
- --------------------           General Manager, eServices
Richard S. Waidmann            Division and Director

                                 EXHIBIT INDEX
                                 -------------


 Exhibit
 Number       Description
 ------       -----------
 2.1(3)       Agreement  and Plan of Merger dated April 17, 1997 among the
              Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman (previously filed as Exhibit 2.2)

 3.1(1)       Articles of Incorporation of the Company

 3.2(1)       Articles of Amendments of the Company

 3.3(1)       By-laws of the Company

 4.1(1)       Form of Common Share Certificate 1996 Stock Option Plan

10.1(1)(2)    1997 Stock Option Plan

10.2(2)(4)    1998 Stock Option Plan

10.3(2)(4)    Stock Purchase Plan

10.4(2)(6)    Stock Purchase Plan

10.5(2)(6)    1999 Stock Option Plan

10.6(2)(7)    1998 Stock Option Plan for Connectria Corporation (formerly,
              Catalyst Solutions Group, Inc.)

10.7(2)(8)    2000 Stock Option Plan

10.8(1) Form of Indemnification Agreement between the Company and certain officers of the Company (previously filed as Exhibit 10.4)

10.9(1) Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of Killean Consulting Inc. (previously filed as Exhibit 10.8)

10.10(1) Promissory Note dated January 2, 1996 granted by the Company and TelSoft in favor of 382904 B.C. Ltd. (previously filed as Exhibit 10.8)

10.11(1) Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)

10.12(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company (previously filed as Exhibit 10.20)

10.13(1) Lease dated June 2, 1989 between Corporate Woods Associates and Service Systems International Limited and subsequent amendments (previously filed as Exhibit 10.23)

10.14(1) Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited (previously filed as Exhibit 10.25)

10.15(3)(2)   Employment  Agreement  dated  February  1, 1999  between the
              Company and Robert G. Cruickshank

 Exhibit
 Number       Description
 ------       -----------
10.16(3)(2)   Employment  Agreement  dated  February  1, 1999  between the
              Company and Kenneth R. Miller


10.17(6) Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*

10.18(9) Agreement and Plan of Reorganization, dated as of May 9, 2000, among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders.*

10.19(9) Form of Voting, Lockup and Registration Rights Agreement among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders.

21.1          List of the Company's Subsidiaries.

23.1          Consent of Deloitte & Touche LLP.
- ----------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.
(6) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(8) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(9) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.

* The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.