Form 10-Q
period 2001-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2001-05-15
CIK 935497

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________.

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

     The number of outstanding shares of the Registrant's common stock, no par value, at May 11, 2001 was 8,621,897.

================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2001


                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets.......................................1

            Consolidated Statements of Operations and Deficit................ 2

            Consolidated Statements of Cash Flows.............................3

            Notes to the Consolidated Financial Statements....................4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................10

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........18

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS .............................................19

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................19

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ...............................19

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19

   ITEM 5.    OTHER INFORMATION..............................................19

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................19


SIGNATURES ..................................................................20

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                                                    MDSI MOBILE DATA SOLUTIONS INC.
                                                 Condensed Consolidated Balance Sheets
                                                 (Expressed in United States dollars)
                                                              (Unaudited)

                                                                                                 As at
                                                                                      March 31,        December 31,
                                                                                   --------------     --------------
                                                                                        2001               2000
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $11,529,157        $13,238,081
   Accounts receivable, net
      Trade (net of allowance for doubtful accounts;  2001 -
        $2,187,634; 2000 - $985,000)                                                  15,585,949         16,821,925
      Unbilled                                                                        11,344,216         12,184,446
   Prepaid expenses                                                                    1,687,626          1,411,200
   Current portion of lease receivable                                                    33,645            133,723
                                                                                   --------------     --------------
                                                                                      40,180,593         43,789,375
INVESTMENTS, at cost (net of valuation allowance; 2001 -
  $2,999,992; 2000 - $250,000 (note 7))                                                        -          3,081,447
CAPITAL ASSETS, NET                                                                   11,642,994         11,097,497
LONG TERM DEFERRED INCOME TAXES                                                          708,350            347,350
INTANGIBLE ASSETS, NET (note 5)                                                          187,000          1,824,057
                                                                                   --------------     --------------
                                                                                      52,718,937         60,139,726

Assets of discontinued operations (note 9)                                               467,678            641,405
                                                                                   --------------     --------------
TOTAL ASSETS                                                                         $53,186,615        $60,781,131
                                                                                   ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $ 3,771,778        $ 3,444,457
   Accrued liabilities                                                                 3,755,838          3,625,591
   Income taxes payable                                                                   92,418          1,091,164
   Deferred revenue                                                                    7,365,585          7,901,837
   Current portion of long-term debt                                                      39,041             66,968
   Current obligations under capital lease                                             2,616,846          2,094,637
                                                                                   --------------     --------------
                                                                                      17,641,506         18,224,654

Obligations under capital leases                                                       3,257,066          4,156,502
Liabilities of discontinued operations (note 9)                                          168,129            223,024
                                                                                   --------------     --------------
Total Liabilities                                                                     21,066,701         22,604,164

STOCKHOLDERS' EQUITY
   Common stock                                                                       48,513,534         48,416,502
   Additional Paid-up capital                                                            220,700            220,700
   Treasury stock                                                                        (85,043)           (85,043)
   Deficit                                                                           (15,839,173)        (9,685,088)
   Accumulated comprehensive loss                                                       (690,104)          (690,104)
                                                                                   --------------     --------------
                                                                                      32,119,914         38,176,967
                                                                                   --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $53,186,615        $60,781,131
                                                                                   ==============     ==============


Contingency (note 8)


                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                    Three months ended March 31,
                                                                       2001               2000
                                                                  --------------     --------------
REVENUE
    Software and services                                         $   9,403,484       $ 9,669,190
    e-Business                                                        4,503,596         1,488,967
    Third party products and services                                 1,147,417           528,418
    Maintenance and support                                           2,456,604         2,024,346
                                                                  --------------     --------------
                                                                     17,511,101        13,710,921

DIRECT COSTS                                                          9,797,234         5,550,610
                                                                  --------------     --------------
GROSS PROFIT                                                          7,713,867         8,160,311
                                                                  --------------     --------------
OPERATING EXPENSES
    Research and development                                          2,543,781         2,038,906
    Sales and marketing                                               3,464,637         2,825,464
    General and administrative                                        1,702,780         2,113,561
    Provision for doubtful accounts                                   1,202,634                 -
    Restructuring Charge (note 6)                                     1,200,000                 -
    Amortization and provision for valuation of
      intangible assets (note 5)                                      1,637,058            69,810
                                                                  --------------     --------------
                                                                     11,750,890         7,047,741
                                                                  --------------     --------------
OPERATING (LOSS) INCOME                                              (4,037,023)        1,112,570

VALUATION ALLOWANCE ON INVESTMENTS (note 7)                           2,749,992                 -
OTHER INCOME (EXPENSE)                                                  (60,234)         (212,366)
                                                                  --------------     --------------
INCOME  BEFORE TAX PROVISION                                         (6,847,249)          900,204

RECOVERY OF (PROVISION FOR) INCOME TAXES                                693,164          (290,700)
                                                                  --------------     --------------
NET (LOSS) EARNINGS                                                  (6,154,085)          609,504

(DEFICIT), BEGINNING OF PERIOD                                       (9,685,088)       (9,130,688)
                                                                  --------------   ---------------
 (DEFICIT), END OF PERIOD                                         $ (15,839,173)     $ (8,521,184)
                                                                  ==============   ===============
Earnings (loss) per common share
    Net earnings (loss)
    Basic                                                         $       (0.71)     $       0.07
                                                                  ==============   ===============
    Diluted                                                       $       (0.71)     $       0.06
                                                                  ==============   ===============
Weighted average shares outstanding
    Basic                                                             8,619,199         8,391,762
                                                                  ==============   ===============
    Diluted                                                           8,619,199        10,296,406
                                                                  ==============   ===============

                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                  Three months ended March 31,
                                                                                ---------------------------------
                                                                                     2001              2000
                                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) from continuing operations                                 $ (6,154,085)      $   609,504
    Items not affecting cash:
        Valuation allowance on investments                                          2,749,992                 -
        Depreciation and amortization                                               2,500,921           517,832
        Deferred income taxes                                                        (361,000)                -
        Changes in non-cash operating working capital items                           722,347           545,899
                                                                                ---------------   ---------------
    Net cash provided by (used in) operating activities                              (541,825)        1,673,235
                                                                                ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common shares                                                          97,032         3,034,919
    Repayment of long-term debt                                                       (27,927)          (17,294)
    Proceeds from capital leases, net of repayments                                  (377,211)         (376,548)
                                                                                ---------------   ---------------
    Net cash provided by financing activities                                        (308,106)        2,641,077
                                                                                ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Long term lease receivable repayment                                              100,078            94,733
    Acquisition of capital assets                                                  (1,409,361)       (1,251,568)
    Proceeds on settlement (Cost on acquisition) of investments                       331,458          (743,764)
                                                                                ---------------   ---------------
    Net cash used in investing activities                                            (977,825)       (1,900,599)
                                                                                ---------------   ---------------
    Net cash provided by continuing operations                                     (1,827,756)        2,413,713

    Net cash provided by (used in) discontinued operations                            118,832          (209,406)
                                                                                ---------------   ---------------

NET CASH (OUTFLOW) INFLOW                                                          (1,708,924)        2,204,307

EFFECTS OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH                                            -          (260,666)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     13,238,081        14,612,923
                                                                                ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 11,529,157       $16,556,564
                                                                                ===============   ===============

                 See notes to consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

     (b)  Reporting currency

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

          Comprehensive Income for the period can be summarized as follows:

                                                Three months ended March 31,
                                              --------------------------------
                                                  2001                2000
                                              ------------       -------------
      Net income from continuing operations   $(6,154,085)         $ 609,504
      Comprehensive items
           - Translation adjustment                     -           (260,667)
                                              ------------       -------------
      Comprehensive income for period         $(6,154,085)          $348,837
                                              ============       =============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     On June 1, 2000 the Company completed it's merger with Connectria Corporation (note 4). As Connectria is considered part of the Company's e-Business operating segment and the transaction has been treated using the pooling of interests method, the Company has reflected the merger by segregating the e-Business segment for the three month period ending March 31, 2001, as well as 2000.

     Business Segments


                                       Three months ended March 31, 2001              Three months ended March 31, 2000
                                      Field                                          Field
                                     Service      e-Business(1)      Total           Service       e-Business(1)        Total
                                     -------      -------------      -----           -------       -------------        -----
Revenue                           $12,976,663      $4,534,441     $17,511,104     $12,191,232       $1,519,689      $13,710,921
Operating earnings (loss)          (2,033,100)       (445,342)     (2,478,442)      1,628,830         (516,260)       1,112,570
Depreciation & Amortization         2,276,034         224,887       2,500,921         487,128           30,704          517,832

Long lived assets                   9,419,345       2,410,649      11,829,994      14,903,187        1,099,814       16,003,001

Capital Expenditures                  826,823         582,538       1,409,361       1,093,142          158,426        1,251,568
-------------------------

(1) The e-Business operating segment also includes revenues from third-party products and services.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                                       Three months ended
                                                           March 31,
                                               -------------------------------
                                                    2001              2000
                                               -------------     -------------

       Canada................................  $    277,876      $    236,307
       United States.........................    13,355,578        12,082,976
       Europe................................     3,042,470         1,370,251
       Asia and Other........................       835,177            21,387
                                               -------------     -------------
                                               $ 17,511,101      $ 13,710,921
                                               =============     =============

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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                                                 Three months ended
                                                                     March 31,
                                                         -------------------------------
                                                              2001              2000
                                                         -------------     -------------
      Weighted average shares outstanding.........        8,619,199          8,391,762

      Common stock equivalents
      Stock options...............................                -          1,904,643
                                                         -------------     -------------
      Total shares for diluted earnings (loss) per
       common share..............................         8,619,199         10,296,405
                                                         =============      ============

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


4.   ACQUISITIONS

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis Missouri, an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued 845,316 common shares, and 583,037 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $1,691,028 are included in the Cost of merger for the year ended December 31, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include the combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the merger with Connectria are outlined below.


                                                                     March 31,
                                                                       2000
                                                                  -------------
     REVENUE:
     MDSI Mobile Data Solutions Inc. through March 31, 2000        $ 12,191,232
      Connectria Corporation through March 31, 2000                   1,519,689
                                                                  -------------
     Combined Revenue                                              $ 13,710,921
                                                                  =============

     NET INCOME:
     MDSI Mobile Data Solutions Inc. through March 31, 2000        $    612,495
     Connectria Corporation through March 31, 2000                       (2,991)
                                                                  -------------
     Combined Net Income                                           $    609,504
                                                                  =============

     OTHER CHANGES IN STOCKHOLDERS' EQUITY:
     MDSI Mobile Data Solutions Inc. through March 31, 2000        $   (260,666)
     Connectria Corporation through March 31, 2000                            -
                                                                  -------------
     Combined changes in Stockholders' Equity                      $   (260,666)
                                                                  =============


5.   INTANGIBLE ASSETS

                                                                  March 31,           March 31,
                                                                    2001                2000
                                                                -------------      -------------
Goodwill                                                         $ 2,615,751        $ 2,615,751
Commerical web site domain name                                      220,000                  -
Less:  accumulated amortization and impairment provision          (2,648,751)          (786,960)
                                                                -------------      -------------
                                                                 $   187,000        $ 1,828,791
                                                                =============      =============


     During the three months ended March 31, 2001 in connection with the Company's announced restructuring (note 6), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred. As a result of this impairment the Company has taken a valuation allowance in its field service business segment of $1,558,578 which was equal to the remaining net book value of the Goodwill as at March 31, 2001.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   RESTRUCTURING CHARGE

     During the three months ended March 31, 2001 the Company announced an approved restructuring plan designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. As part of this restructuring the Company recorded a charge to earnings of $1.2 million in the three months ended March 31, 2001. The charge is comprised of expected severance costs of approximately $300,000 and of a provision for leasing of excess office space of $900,000.

     Subsequent to March 31, 2001 the Company announced a continuation of the restructuring initiated prior to March 31, 2001. The Company expects to take an additional charge in the second quarter of 2001 of approximately $4.9 million in order to reduce future expenditures. The charge is related to further staff reductions and the leasing of additional excess space. The continuation of the restructuring announced in the first quarter was not accrued at the end of the first quarter as it had not been approved by the Board of Directors and the specific employee groups affected had not been determined.


7.   INVESTMENTS AND ADVANCES

                                                       March 31,            December 31,
                                                          2001                  2000
                                                     ---------------       --------------
Investment in private companies, at cost                2,499,992              2,499,992
Promissory note                                                 -                331,455
Other advances                                            500,000                500,000
Valuation Allowance                                    (2,999,992)              (250,000)
                                                     ---------------       --------------
Total Investments                                      $        -             $3,081,447
                                                     ===============       ==============

     During the year ended December 31, 2000 the Company made equity investments of $2,499,992 and provided advances of $500,000 to three private companies. These investments do not represent significant influence in the companies and are recorded at cost.

     As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments during the three months ended March 31, 2001.


8.   CONTINGENCY

     The Company is involved in legal proceeding with a customer over the payment for the license and implementation of a system in accordance with a binding contract. The Company believes that its' position in the matter is strong and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The Companies have conducted mediation of the dispute however no settlement has been reached to date. The Company has included in its operating results for the year ended December 31, 2000 a provision for $985,000 with respect to uncertainty over collection of the account.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
                    For the three months ended March 31, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   DISCONTINUED OPERATIONS

     As a result of the Company's decision to dispose of its Delivery segment, the Delivery segment has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations.

     Summarized financial information of the discontinued operations is as follows:

       Results of discontinued operations
       --------------------------------------------------------------------------------------------------------
                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
          Revenues                                                  $         -            $         -
                                                                   ==============         ==============
          Loss before income taxes                                            -                      -
          Income tax                                                          -                      -
                                                                   --------------         --------------
                                                                              -                      -
          Estimated loss on future operations and disposal
             net of income taxes                                              -                      -
                                                                   --------------         --------------
          Income (loss) from discontinued operations                $         -            $         -
                                                                   ==============         ==============


       Financial position of discontinued operations
       --------------------------------------------------------------------------------------------------------
                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
          Current assets                                            $   467,678            $ 1,436,819
          Long term assets                                                    -                      -
                                                                   --------------         --------------
          Total assets of discontinued operations                   $   467,678            $ 1,436,819
                                                                   ==============         ==============
          Current liabilities                                       $   168,129            $   440,226
          Long term liabilities                                               -                      -
                                                                   --------------         --------------
          Total liabilities of discontinued operations              $   168,129            $   440,226
                                                                   ==============         ==============

       Changes in cash flow of discontinued operations
       --------------------------------------------------------------------------------------------------------
                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
          Operating activities                                      $   118,832            $  (209,407)
          Investing activities                                                -                      -
          Financing activities                                                -                      -
                                                                   --------------         --------------
          Cash provided by (used for) discontinued operations       $   118,832            $  (209,407)
                                                                   ==============         ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, e-Business development, economic conditions and regulatory developments in the Company's vertical markets, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, risks associated with international operations, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Restructuring

     The Company believes that recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions. The Company believes that these factors will continue to affect demand for the Company's products and services in 2001, particularly software and services.

     In order to address the uncertainties caused by these economic trends, MDSI announced its intention to reduce its operating expenses through workforce reductions and other measures. These measures are expected to be implemented over the next four quarters, with incremental reductions in costs each quarter, resulting in an estimated $2.9 million in cost reductions per quarter by the first quarter of 2002.

     In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States. On May 11, 2001 the Company continued the restructuring by announcing the elimination of an additional 115 positions, which in combination with the workforce reductions of March 30, 2001 amounted to approximately 25% of MDSI's staff as of March 30, 2001. The Company has recorded a one-time charge of $1.2 million in the first quarter of 2001 relating to the workforce reductions, and leasing of excess office space that occurred on March 30, 2001, and expects to incur an additional charge of approximately $4.9 million in the second quarter of 2001 relating to elimination of 115 positions announced on May 11, 2001. See "Forward-looking Statements."

     The Company also announced on May 11, 2001 significant changes in management of its sales, product development, project implementation, customer support and sales organizations. The changes continue initiatives by MDSI's new management team to strengthen product development and delivery and improve sales efforts.


Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger customer contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require, or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

     The Company is periodically called on to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing systems. The Company recognizes revenue of the supply on third party hardware upon transfer of title to the customer. The Company recognizes revenue on the supply on third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

     During the second quarter of 2000, the Company announced version r7 of its Advantex product, and it is currently in the implementation phase of its first contracts using version r7. The Company experienced delays and incurred additional costs in connection with the initial implementation and field testing of the Advantex r7 product and has also experienced delays in commencement of additional installations of the Advantex r7 product. Such delays have increased the Company's costs of completing Advantex r7 installations and have affected the timing of the Company's recognition of revenue from such contracts. The
Company believes that it will continue to expend additional resources in connection with r7 installations for the remainder of 2001. See "Forward-looking Statements."

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

     The future success of the Company's e-Business development strategy will depend on the Company's ability to develop and implement the technology related to its e-Business solutions, the Company's ability to enter into contracts with service providers, online service portals and ASP's; and the adoption of the Company's e-Business solutions by service providers and their customers. Growth in the Company's e-Business revenue is anticipated to be derived primarily from transaction and monthly subscription fees generated by customer and service provider use of the e-Business scheduling solutions. The Company has not generated material revenues from fees associated with its e-Business scheduling solutions and there can be no assurance that the Company's e-Business division will generate material revenues from these solutions in future periods.

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

     The Company has a limited history of operations on a combined basis with Connectria. In addition, since the acquisition of Connectria, the Company has restructured certain aspects of this operation. As a result, the historical financial information presented in this Quarterly Report is not indicative of the results that would have been obtained had the acquisitions occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of the delivery segment of its business ("Transportation Business Unit"). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455, due January 1, 2001, bearing interest at 8% per annum (this note was repaid in the current quarter). During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392.

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company expects that it will substantially liquidate these assets and liabilities by the second quarter of 2001. As a result of the Company's decision to dispose of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Transportation Business Unit for the current and corresponding prior period.

Results of Operations

     The Company's net loss was $6.2 million for the three months ended March 31, 2001. This compares to a net earnings of $610,000 for the three months ended March 31, 2000. The change in income for the period is due primarily to a number of one time charges incurred during the three months ended March 31, 2001 relating to the provision for doubtful accounts, restructuring charges, impairment of goodwill and valuation allowance on investments.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                               2001            2000
                                                                           ----------       -----------
     REVENUE
        Software and services                                                 53.7%            70.5%
        e-Business                                                            25.7%            10.8%
        Third party products and services                                      6.6%             3.9%
        Maintenance and support                                               14.0%            14.8%
                                                                           ----------       -----------
                                                                             100.0%           100.0%

     DIRECT COSTS                                                             55.9%            40.5%
                                                                           ----------       -----------
     GROSS PROFIT                                                             44.1%            59.5%
                                                                           ----------       -----------
    OPERATING EXPENSES
        Research and development                                              14.5%            14.9%
        Sales and marketing                                                   19.8%            20.6%
        General and administrative                                             9.7%            15.4%
        Provision for doubtful accounts                                        6.9%               -
        Restructuring Charge                                                   6.9%               -
        Amortization and provision for valuation of intangible assets          9.4%             0.5%
                                                                           ----------       -----------
                                                                              67.2%            51.4%
                                                                           ----------       -----------
     OPERATING (LOSS) INCOME                                                 (23.1)%            8.1%

     VALUATION ALLOWANCE ON INVESTMENTS                                      (15.7%)              -
     OTHER EXPENSE                                                            (0.3%)           (1.5%)
                                                                           ----------       -----------
     (LOSS) INCOME BEFORE TAX PROVISION                                      (39.1)%            6.6%


     (RECOVERY OF) PROVISION FOR INCOME TAXES                                 (4.0)%            2.1%
                                                                           ----------       -----------
     NET EARNINGS (LOSS)                                                     (35.1)%            4.4%

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenue. Revenue increased by $3.8 million (27.7%) for the three months ended March 31, 2001, as compared to $13.7 million for the three months ended March 31, 2000. This increase was primarily due to increases in revenue from e-Business and third party products during the first quarter of 2001 relative to the same period in 2000.

     Software  and  services  revenue  decreased  by  $(266,000)  (2.7%) to $9.4 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The Company's software and service revenue was impacted by decisions of certain customers to defer purchasing decisions. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "forward looking statements".

     Third party products and services revenue increased by $0.6 million (117.1%) to $1.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.5 million for the three months ended March 31, 2001 as compared to $2.0 million for the three months ended March 31, 2000. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     e-Business revenues materially consist of sales by the Company's newly acquired subsidiary, Connectria. Revenue for the three months ended March 31, 2001 was $4.5 million as compared to $1.5 million for the three months ended March 31, 2000. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. There can be no assurance that the Company will realize material revenues from its new eBusiness product offering. The increase of period-to-period revenues is a result of the increased business growth and expansion within the hosting and professional services market segment, and is not attributable to one particular contract.

     Direct Costs. Direct costs were 55.9% of revenue for the three months ended March 31, 2001 as compared to 40.5% for the three months ended March 31, 2000. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for its first Advantex r7 installations, and as a result of a change in the mix of revenues. As a result, the percentage of direct costs compared to revenues for the three months ended March 31, 2001 increased as compared to the three months ended March 31, 2000.

     Gross Margins. Gross margins were 44.1% of revenue for the three months ended March 31, 2001 as compared to 59.5% for the three months ended March 31, 2000. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to higher costs for the first installations of Advantex r7. During the three months ended March 31, 2001 there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and an increase in third party product and e-Business revenues, which typically have lower margins than software and services revenue. These factors resulted in a decrease in gross margin for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Research and Development. Research and development expenses were 14.5% of revenue for the three months ended March 31, 2001 and 14.9% of revenue for the three months ended March 31, 2000. Total research and development expenditures for the three months ended March 31, 2001 of $2.5 million represents an increase of $505,000 (24.8%) as compared to the same period in 2000. The increase in research and development expenses in 2001 is a result of the development and enhancement of the Company's Advantex products (version r7, wireless and ASP versions) as well as development of the Company's eService offering. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 19.8% of revenue for the three months ended March 31, 2001 and 20.6% of revenue for the three months ended March 31, 2000. This represents an increase of $639,000 (22.6%) as compared to the same period in 2000. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings, including Advantex r7 and e-Business initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for existing and new products.

     General and Administrative. General and administrative expenses were 9.7% of revenue for the three months ended March 31, 2001 and 15.4% of revenue for the three months ended March 31, 2000. Total general and administrative expenses of $1.7 million represents a decrease of $(411,000) (19.4%) for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease is the result of a cost control effort initiated by the Company in the first quarter of 2001 that was designed to control discretionary spending.

     Provision for doubtful accounts During the three months ended March 31, 2001 the Company recorded a charge of $1.2 million as a provision against several trade accounts receivable balances. Due to significant uncertainty surrounding collection of several specific accounts the Company has taken a charge to value the accounts at the most likely amount to be collected. This provision arose due to the increased economic uncertainty in the vertical industries the Company services.

     Restructuring Charge During the three months ended March 31, 2001 the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $1.2 million for the three months ended March 31, 2001 relating to severance and the subleasing of excess office space. Subsequent to March 31, 2001, the Company announced it intended to take a further restructuring charge of approximately $4.9 million in the second quarter relating to staff reductions and leasing of excess space that were not included in the initial restructuring announcement prior to March 31, 2001.

     Amortization of Intangible Assets Amortization and impairment charges for Intangible Assets for the three months ended March 31, 2001 increased $1.6 million over the Amortization of Intagible Assets for the three months ended March 31, 2000. The increase in amortization is a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the three months ended March 31, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the in the acquired Company's business. As a result of this impairment the Company wrote off the remaining Goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc.

     Valuation Allowance on Investments As part of its e-Business strategy the Company invested in or advanced funds to three priviate companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, during the three months ended March 31, 2001, the Company has recorded a valuation allowance equal to the full cost of the investments.

     Other Income (Expense). Other income (expense) was $(60,000) for the three months ended March 31, 2001 as compared to $(212,000) for the three months ended March 31, 2000. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended March 31, 2001 at the rate of 28.2%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, lines of credit, capital leases, private placements and public offerings of its securities. At March 31, 2001, the Company had cash and cash equivalents of $11.5 million and working capital of $22.5 million.

     Cash provided by (used in) operating activities was ($0.5) million for the three months ended March 31, 2001 compared to $1.7 million for the three months ended March 31, 2000. The net outflow of cash from operating activities, after adding back depreciation and amortization of $2.5 million and the valuation allowance on investments of $2.8, is due to a net decrease in non-cash working capital items of $0.7 million and a net loss of ($6.2) for the three months ending March 31, 2001. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables and a decrease in trade receivables. The decrease in unbilled trade receivables is due to timing differences arising between revenue recognition and billing milestones in certain multiphase implementations, as well as the Company having met certain milestones on Advantex version r7 implementations. The decrease in trade receivables is a result of increased collections during the three months ended March 31, 2001.

     Cash used by financing activities of $308,000 during the three months ended March 31, 2001 primarily relates to $377,000 in repayments of capital leases made during the quarter, partially offset by proceeds of $97,000 from the exercise of employee stock options. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $1.0 million for the three months ended March 31, 2001 as compared to $1.9 million for the three months ended March 31, 2000. Total investing activity during the three months ended March 31, 2001 consisted of, $1.4 million in purchases of capital assets, offset by proceeds on settlement of a note receivable of $331,000, and a $100,000 net decrease in lease receivable. Purchases of capital assets include computer hardware and software for use in implementation activities and to support the growth of the e-Business operations. The proceeds on settlement of the note receivable related to a note the Company received as payment on sale of its land transport division in 1999, the note was due and paid in full on January 1, 2001. Investing activities in 2000 related primarily to purchases of capital assets, and the investment in preferred stock of an internet focused Company.

     Existing sources of liquidity at March 31, 2001 includes $11.5 million of cash and cash equivalents and up to CDN $8.0 million available under the Company's operating line of credit. At March 31, 2001, the Company had provided a performance bond an irrevocable revolving letter of credit expiring May 28, 2001 for Belgian Franc 60,640,800 ($1.5 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 2001, the Company had no borrowings under the line of credit.

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

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian dollar, the Euro and the Great Britain pound sterling. The Company has operations in Canada, Great Britain and the Netherlands in addition to its operations in the United States and did not hedge these exposures in 2001. However, the Company may from time-to-time hedge any net exposure to the Canadian dollar, the Great Britain pound sterling, and the Euro.

     As of March 31, 2001, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.6 million. The majority of the Company's foreign exchange exposure is to the Canadian dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co. L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling
Citizens to repayment of all sums paid to MDSI in addition to interest and attorneys' fees. Citizens requested and MDSI agreed to mediate the dispute. Mediation took place on April 3, 2001, with no settlement being reached. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

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

10.11(1) Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe (previously filed as Exhibit 10.18)

 Exhibit
 Number       Description
 ------       -----------
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

21.1(10)      List of the Company's Subsidiaries.

23.1(10)      Consent of Deloitte & Touche LLP.

99.1          Risk Factors
----------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.
(6) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(8) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(9) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
(10) Previously filed as exhibits with the Registrant's Annual Report on Form 10-K on April 2, 2001.

* The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MDSI MOBILE DATA SOLUTIONS INC.


Date:  May 15, 2001               By:    /s/ Erik Dysthe
                                         ---------------------------------------
                                  Name:  Erik Dysthe
                                  Title: Chief Executive Officer




Date:  May 15, 2001               By:    /s/ Verne D. Pecho
                                         ---------------------------------------
                                  Name:  Verne D. Pecho
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

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

21.1(10)      List of the Company's Subsidiaries.

23.1(10)      Consent of Deloitte & Touche LLP.

99.1          Risk Factors
----------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-Q for the quarterly period ended September 30, 1999.
(6) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(8) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(9) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
(10) Previously filed as exhibits with the Registrant's Annual Report on Form 10-K on April 2, 2001.

* The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.