Form 10-Q
period 2001-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2001-08-14
CIK 935497

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

     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________.

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

     The number of outstanding shares of the Registrant's common stock, no par value, at August 14, 2001 was 8,621,897.

================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2001


PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets..............................1

          Condensed Consolidated Statements of Operations and Deficit....... 2

          Condensed Consolidated Statements of Cash Flows....................3

          Notes to the Condensed Consolidated Financial Statements...........4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........21

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS .................................................22

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................22

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................22

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22

  ITEM 5. OTHER INFORMATION..................................................23

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................23

SIGNATURES ..................................................................26

PART I -  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS


                                                   MDSI MOBILE DATA SOLUTIONS INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Expressed in United States dollars)
                                                             (Unaudited)

                                                                                                       As at
                                                                                            June 30,           December 31,
                                                                                              2001                 2000
                                                                                        ----------------     ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $ 13,148,108         $13,238,081
  Accounts receivable, net
     Trade (net of allowance for doubtful accounts $1,983,217; 2000 - $985,000)             12,451,553          16,821,925
     Unbilled                                                                                7,364,122          12,184,446
  Income taxes receivable                                                                      153,782                   -
  Prepaid expenses                                                                           2,058,247           1,411,200
  Current portion of lease receivable                                                                -             133,723
                                                                                        ----------------     ----------------
                                                                                            35,175,812          43,789,375

INVESTMENTS (net of valuation allowance; 2001 - $2,999,992; 2000 - $250,000 (note 7))                -           3,081,447
CAPITAL ASSETS, NET                                                                         10,356,668          11,097,497
LONG TERM DEFERRED TAXES                                                                       708,350             347,350
INTANGIBLE ASSETS, NET (note 5)                                                                176,000           1,824,057
                                                                                        ----------------     ----------------
                                                                                            46,416,830          60,139,726

ASSETS OF DISCONTINUED OPERATIONS (note 9)                                                           -             641,405
                                                                                        ----------------     ----------------
TOTAL ASSETS                                                                              $ 46,416,830         $60,781,131
                                                                                        ================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                         $ 2,432,470         $ 3,444,457
  Accrued liabilities                                                                        6,731,773           3,625,591
  Income taxes payable                                                                               -           1,091,164
  Deferred revenue                                                                           6,003,600           7,901,837
  Current portion of long-term debt                                                             39,041              66,968
  Current obligations under capital lease                                                    2,344,784           2,094,637
                                                                                        ----------------     ----------------
                                                                                            17,551,668          18,224,654

OBLIGATIONS UNDER CAPITAL LEASES                                                             2,733,578           4,156,486
                                                                                        ----------------     ----------------
                                                                                            20,285,246          22,381,140

LIABILITIES OF DISCONTINUED OPERATIONS (note 9)                                                      -             223,024
                                                                                        ----------------     ----------------
                                                                                            20,285,246          22,604,164
STOCKHOLDERS' EQUITY
  Common stock                                                                              48,513,534          48,416,502
  Additional paid-up capital                                                                   522,621             220,700
  Treasury stock                                                                               (85,043)            (85,043)
  Retained earnings (deficit)                                                              (22,129,424)         (9,685,088)
  Comprehensive Income                                                                        (690,104)           (690,104)
                                                                                        ----------------     ----------------
                                                                                            26,131,584          38,176,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 46,416,830         $60,781,131
                                                                                        ================     ================


Contingency (note 8)


                 See Notes to Consolidated Financial Statements


                                                   MDSI MOBILE DATA SOLUTIONS INC.
                                           Condensed Consolidated Statements of Operations
                                                 (Expressed in United States dollars)
                                                             (Unaudited)

                                                         Three months ended June 30,               Six months ended June 30,
                                                     -----------------------------------    -----------------------------------
                                                          2001                2000               2001                2000
                                                     ---------------     ---------------    ---------------     ---------------
REVENUE
  Software and services                              $  7,713,545         $  9,508,834        $ 17,117,029       $ 19,178,024
  Hosting and information technology services           3,485,593            1,551,212           7,989,189          3,040,179
  Third party products and services                       379,697              652,718           1,527,114          1,181,136
  Maintenance and support                               2,434,330            1,973,092           4,890,934          3,997,438
                                                     ---------------     ---------------    ---------------     ---------------
                                                       14,013,165           13,685,856          31,524,266         27,396,777

DIRECT COSTS                                            7,470,154            6,296,418          17,267,388         11,847,028
                                                     ---------------     ---------------    ---------------     ---------------
GROSS PROFIT                                            6,543,011            7,389,438          14,256,878         15,549,749
OPERATING EXPENSES
  Research and development                              2,148,521            2,275,316           4,692,302          4,314,222
  Sales and marketing                                   3,721,297            3,365,434           7,185,934          6,190,898
  General and administrative                            1,757,935            2,079,216           3,460,715          4,192,777
  Restructuring charge (note 6)                         4,905,927                    -           6,105,927                  -
  Provision for doubtful accounts                               -                    -           1,202,634                  -
  Costs of merger                                               -            2,076,028                   -          2,076,028
  Amortization and provision for valuation
   of intangible assets (note 5)                           11,000               67,479           1,648,058            137,289
                                                     ---------------     ---------------    ---------------     ---------------
                                                       12,544,680            9,863,473          24,295,570         16,911,214
                                                     ---------------     ---------------    ---------------     ---------------
OPERATING LOSS                                         (6,001,669)          (2,474,035)        (10,038,692)        (1,361,465)

VALUATION ALLOWANCE ON INVESTMENTS (note 7)                     -                    -           2,749,992                  -
OTHER EXPENSE                                             311,120              176,752             371,354            389,118
                                                     ---------------     ---------------    ---------------     ---------------
LOSS BEFORE TAX PROVISION                              (6,312,789)          (2,650,787)        (13,160,038)        (1,750,583)

RECOVERY OF (PROVISION FOR) INCOME TAXES                   22,538              172,428             715,702           (118,272)
                                                     ---------------     ---------------    ---------------     ---------------
NET LOSS                                               (6,290,251)          (2,478,359)        (12,444,336)        (1,868,855)

DEFICIT, BEGINNING OF PERIOD                          (15,839,173)          (8,521,184)         (9,685,088)        (9,130,688)
                                                     ---------------     ---------------    ---------------     ---------------
DEFICIT, END OF PERIOD                               $(22,129,424)        $(10,999,543)       $(22,129,424)      $(10,999,543)
                                                     ===============     ===============    ===============     ================
Earnings (loss) per common share
  Basic                                              $      (0.73)        $      (0.29)       $      (1.44)      $      (0.22)
                                                     ===============     ===============    ===============     ================
  Diluted                                            $      (0.73)        $      (0.29)       $      (1.44)      $      (0.22)
                                                     ===============     ===============    ===============     ================
Weighted average shares outstanding
  Basic                                                 8,621,897            8,540,870           8,620,548          8,466,613
                                                     ===============     ===============    ===============     ================
  Diluted                                               8,621,897            8,540,870           8,620,548          8,466,613
                                                     ===============     ===============    ===============     ================


                 See Notes to Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                 Six months ended June 30,
                                                                         -------------------------------------
                                                                                2001                2000
                                                                         ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                                   $(12,444,336)         $ (1,868,855)
     Items not affecting cash:
       Depreciation and amortization                                          3,516,066             1,345,724
       Write down in value of surplus capital assets (note 6)                   563,780                     -
       Valuation allowance on investments                                     2,749,992                     -
       Deferred income taxes                                                   (361,000)                    -
       Stock based compensation charge                                          301,921                     -
       Changes in non-cash operating working capital items                    7,494,658            (2,263,188)
                                                                         ----------------     -----------------
     Net cash provided by (used in) operating activities                      1,821,081            (2,786,319)
                                                                         ----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common shares                                                   97,032             3,365,615
     Repayment of long-term debt                                                (27,927)              (31,250)
     Repayment of capital leases                                             (1,172,761)             (193,368)
                                                                         ----------------     -----------------
     Net cash provided by financing activities                               (1,103,656)            3,140,997
                                                                         ----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Long term lease receivable                                                 133,723               190,776
     Proceeds on settlement (cost on acquisition) of investments                331,458            (2,748,029)
     Acquisition of intangible assets                                                 -              (220,000)
     Acquisition of capital assets                                           (1,690,960)           (2,414,980)
                                                                         ----------------     -----------------
     Net cash used in investing activities                                   (1,225,779)           (5,192,233)
                                                                         ----------------     -----------------
     Net cash provided by continuing operations                                (508,354)           (4,837,555)
     Net cash provided by discontinued operations                               418,381                55,494
                                                                         ----------------     -----------------
NET CASH OUTFLOW                                                                (89,973)           (4,782,061)

Effects of foreign exchange fluctuations on cash                                      -              (260,666)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               13,238,081            14,612,923
                                                                         ----------------     -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 13,148,108          $  9,570,196
                                                                         ================     =================


                 See Notes to Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K for the year ended December 31, 2000.

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

          Comprehensive Income for the period can be summarized as follows:

                                                Three months ended June 30,             Six months ended June 30,
                                            ----------------------------------     ----------------------------------
                                                2001                 2000               2001                2000
           -----------------------------------------------------------------------------------------------------------
           Net income from continuing
             operations                     $ (6,290,251)        $ (2,478,359)     $ (12,444,336)       $ (1,868,855)
           Comprehensive items
               - Translation adjustment                -                    -                  -           (260,666)
           -----------------------------------------------------------------------------------------------------------
           Comprehensive income for
             period                         $ (6,290,251)        $ (2,478,359)     $ (12,444,336)       $ (2,129,521)
           -----------------------------------------------------------------------------------------------------------

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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   SEGMENTED INFORMATION

     Segmented information

          On June 1, 2000 the Company completed it's merger with Connectria Corporation (note 4). As Connectria is considered to operate in a new business segment, Hosting and Information Technology (IT) Services (formerly e-Business), and the transaction has been treated using the pooling of interests method, the Company has reflected the merger by segregating the Hosting and IT Services segment for the three and six month period ending June 30, 2001, as well as 2000.

          During the three months ended June 30, 2001 the Company realigned its internal operating structure. As a result of this realignment the Company now considers its Advantex and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", "Hosting and IT Services" to better reflect the nature of the business activity in this segment. As a result of the realignment certain figures previously classified as Hosting and IT Services (e-Business) have been reclassified to the Field Service segment. For the three months ended June 30, 2001 the reclassification results in operating earnings increasing in Hosting and IT Services (and a corresponding decrease in Field Service) by $593,912 (2000 - $752,609), and for the six months ending June 30, 2001 it results in an increase in operating earnings from Hosting and IT Services of $814,606 (2000 - $1,271,501) than would have otherwise been presented. There is nil effect of the reclassification on revenues for any of the periods presented.

     Business Segments

                                       Three months ended June 30, 2001              Three months ended June 30, 2000

                                     Field         Hosting and IT                 Field        Hosting and IT
                                    Service         Services(1)      Total       Service          Services(1)       Total
                                 -------------------------------------------------------------------------------------------
  Revenue                        $ 10,440,355      $ 3,572,810  $ 14,013,165   $ 12,110,566      $ 1,575,290   $ 13,685,856
  Operating earnings (loss)        (5,915,793)         (85,876)   (6,001,669)    (2,484,685)          10,650     (2,474,035)
  Depreciation & Amortization         858,662          156,483     1,015,145        804,236           23,656        827,892

  Long lived assets                 8,721,817        1,810,851    10,532,668     16,429,979          529,635     16,959,614
  Capital Expenditures                136,066          145,533       281,599      1,059,046          104,367      1,163,413



                                        Six months ended June 30, 2001                 Six months ended June 30, 2000
                                     Field         Hosting and IT                 Field        Hosting and IT
                                    Service         Services(1)      Total       Service          Services(1)       Total
                                 -------------------------------------------------------------------------------------------
  Revenue                        $ 23,417,014      $ 8,107,252  $ 31,524,266   $ 24,301,798     $ 3,094,979     $27,396,777
  Operating earnings (loss)       (10,183,649)         144,957   (10,038,692)    (1,374,747)         13,282      (1,361,465)
  Depreciation & Amortization       3,180,064          336,002     3,516,066      1,295,868          49,856       1,345,724

  Long lived assets                 8,721,817        1,810,851    10,532,668     16,429,979         529,635      16,959,614
  Capital Expenditures              1,107,110          583,850     1,690,960      2,307,588         107,392       2,414,980
-----------------------------
(1)  The Hosting and IT Services  (formerly  e-Business)  operating segment also includes revenues from third-party products and services.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:


                                            Three months ended June 30,     Six months ended June 30,
                                               2001            2000            2001           2000
          --------------------------------------------------------------------------------------------
          Canada....................      $   358,761      $   217,300     $   636,637    $   453,607
          United States.............       11,611,893       10,412,336      24,967,471     22,492,312
          Europe....................        1,884,588        2,690,226       4,927,058      4,060,477
          Other.....................          157,923          365,994         993,100        387,381
          --------------------------------------------------------------------------------------------
                                          $14,013,165      $13,685,856     $31,524,266    $27,396,777


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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:


                                                           Three months ended              Six months ended
                                                                 June 30,                      June 30,
                                                        ------------------------        -----------------------
                                                           2001           2000            2001         2000
                                                        ----------    -----------      -----------  -----------

      Weighted average shares outstanding.........      8,621,897       8,540,870       8,620,548     8,466,613

      Common stock equivalents

      Stock options...............................              -               -               -             -
                                                        ----------    -----------      -----------  -----------
      Total shares for diluted earnings (loss) per
        common share                                    8,621,897       8,540,870       8,620,548     8,466,613
                                                        ==========    ===========      ===========  ===========

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


4.   ACQUISITIONS

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis, Missouri, an information services (IT) provider, an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued 845,316 common shares, and 583,037 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $2,076,028 are included in the Cost of merger for the six months ended June 30, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include the combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the merger with Connectria are as follows:


                                                                     March 31,
                                                                  --------------
                                                                       2000
                                                                  --------------
     Revenue:
     MDSI Mobile Data Solutions Inc.                              $ 12,191,232
     Connectria Corporation                                          1,519,689
                                                                  --------------
     Combined Revenue                                             $ 13,710,921
                                                                  ==============
     Net Income:
     MDSI Mobile Data Solutions Inc.                              $    612,495
     Connectria Corporation                                             (2,991)
                                                                  --------------
     Combined Net Income                                          $    609,504
                                                                  ==============
     Other changes in Stockholders' Equity:
     MDSI Mobile Data Solutions Inc.                              $   (260,666)
     Connectria Corporation                                                  -
                                                                  --------------
     Combined changes in Stockholders' Equity                     $   (260,666)
                                                                  ==============

5.   INTANGIBLE ASSETS

                                                                            June 30,         December 31,
                                                                              2001               2000
                                                                         -------------      -------------
Goodwill                                                                  $ 2,615,751        $ 2,615,751
Commerical web site domain name                                               220,000            220,000
Less:  accumulated amortization and impairment provision                   (2,659,751)        (1,011,694)
                                                                         -------------      -------------
                                                                          $   176,000        $ 1,824,057
                                                                         =============      =============

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   INTANGIBLE ASSETS (continued)

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

6.   RESTRUCTURING CHARGE

     On March 30, 2001 the Company, in response to uncertain economic conditions and poor financial performance announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001 the Company announced a Board approved update to this plan which resulted in the elimination of an additional 115 positions. As part of this restructuring the Company recorded a charge to earnings of $1.2 million in the three months ended March 31, 2001, and further $4.9 million charge in the three months ended June 30, 2001. Both of these charges were reflected in the "restructuring charge" line item of the Company's Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:


                                                      Three Months       Three Months             Total
                                                         Ended               Ended             Restructuring
                                                     March 31, 2001      June 30, 2001            Charge
                                                     --------------      -------------         -------------
           Workforce reduction                        $   305,000         $ 3,070,000             $3,375,000
           Provision for excess office space              785,000           1,076,000              1,861,000
           Non cash writedown of capital assets                 -             563,780                563,780
           Other                                          110,000             196,147                306,147
                                                     --------------      -------------         -------------
           Total restructuring charges                $ 1,200,000         $ 4,905,927              6,105,927
           Cumulative draw-downs                                                                  (1,938,780)
                                                                                               -------------
           Restructuring provision balance                                                        $4,167,147
                                                                                               =============

     For the six months ended June 30, 2001 the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships. The Company expects to use existing cash balances and cash flow from operations in order to fund these charges.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of June 30, 2001 the provision balance has been drawn down by cash payments of approximately $1.2 million. The remaining provision of $2.2 million for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date is expected to be utilized by the second quarter of 2002.

     The provision for excess office space of $1.9 million for the six months ended June 30, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.1 million of cash costs relating to this provision leaving an accrual of $1.8 million remaining as at June 30, 2001. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                    For the three months ended June 30, 2001
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   RESTRUCTURING CHARGE (continued)

     Due to the elimination of 149 positions certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and what the Company estimates the net realizable value of these assets will be on sale. As at June 30, 2001 the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the fourth quarter of 2001.

     The Company has recorded a $0.3 million charge for the six months ended June 30, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at June 30, 2001 the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the first quarter of 2002.


7.   INVESTMENTS AND ADVANCES

                                                      June 30,               December 31,
                                                        2001                     2000
                                                    --------------         ----------------
Investment in private companies, at cost              $ 2,499,992             $ 2,499,992
Promissory note                                                 -                 331,455
Other advances                                            500,000                 500,000
Valuation Allowance                                    (2,999,992)               (250,000)
                                                    --------------         ----------------
Total Investments                                     $         -             $ 3,081,447
                                                    ==============         ================

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


8.   CONTINGENCY

     The Company is involved in legal proceeding with a customer over the payment for the license and implementation of a system in accordance with a binding contract. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The Companies have conducted mediation of the dispute, however no settlement has been reached to date. The Company has included in its operating results for the year ended December 31, 2000 a provision for $985,000 with respect to uncertainty over collection of the account.


9.   DISCONTINUED OPERATIONS

     As a result of the Company's decision to dispose of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. As of June 30, 2001 the Company has satisfied all existing obligations of these operations, and realized all remaining assets. The Company expects that no further charges to income regarding the Transportation Business Unit will be necessary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Certain statements and information contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, risks associated with the provision of hosting and IT services, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, risks associated with international operations, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in connection with the forward-looking statements and the factors listed on Exhibit 99.1 to this Report, which factors are incorporated by reference in this Report.

     In some cases, you can identify forward-looking statements by the Company's use of words such as "may," will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or
"continue" or the negative or other variations of these words, or other comparable words or phrases.

     Although the Company believes the expectations in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

     All financial information in this Quarterly Report is expressed in United States dollars unless otherwise noted.

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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) hosting and information technology services such as the provision of consulting services, the provision of application services, and provision of online service management solutions; (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract and
(iv) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

Restructuring

     The Company believes that recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telcommunications companies worldwide. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions. The Company believes that these factors will continue to effect demand for the Company's products and services in 2001, particularly software and services.

     In order to address the uncertainties caused by these economic trends, MDSI announced its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been or are expected to be implemented over the next three quarters, with incremental reductions in costs each quarter, and are expected to result in an estimated $2.9 million in cost reductions per quarter by the first quarter of 2002. A majority of the savings are expected to be realized by reduced salary and payroll costs, and remaining savings are expected to be realized from the leasing of excess space, and reduction in discretionary spending. There can be no assurance that the reduction in work force and related restructuring efforts will result in the anticipated cost reductions or that the workforce reductions and other measures will not have a material adverse affect on the Company's business operation.

     In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States. On May 11, 2001 the Company continued the restructuring by announcing the elimination of an additional 115 positions, which in combination with the workforce reductions of March 30, 2001 amounted to approximately 25% of MDSI's staff as of March 30, 2001. The Company has recorded a one-time charge of $1.2 million in the first quarter of 2001 relating to the workforce reductions, and leasing of excess office space. The Company has recorded an additional charge of approximately $4.9 million in the second quarter of 2001 relating to elimination of 115 positions announced on May 11, 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                       Three Months       Three Months             Total
                                                          Ended               Ended             Restructuring
                                                      March 31, 2001      June 30, 2001            Charge
                                                      --------------      -------------         -------------
     Workforce reduction                               $   305,000         $ 3,070,000           $ 3,375,000
     Provision for excess office space                     785,000           1,076,000             1,861,000
     Non cash writedown of capital assets                        -             563,780               563,780
     Other                                                 110,000             196,147               306,147
                                                      --------------      -------------         -------------
     Total restructuring charges                       $ 1,200,000         $ 4,905,927             6,105,927
     Cumulative draw-downs                                                                        (1,938,780)
                                                                                                -------------
     Restructuring provision balance                                                             $ 4,167,147
                                                                                                =============

     For the six months ended June 30, 2001 the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of June 30, 2001 the provision balance has been drawn down by cash payments of approximately $1.2 million. The remaining provision of $2.2 million for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date is expected to be utilized by the second quarter of 2002.

     The provision for excess office space of $1.9 million for the six months ended June 30, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.1 million of cash costs relating to this provision leaving an accrual of $1.8 million remaining as at June 30, 2001. The Company expects that the charge will be fully drawn down not later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and what the Company estimates the net realizable value of these assets will be on sale. As at June 30, 2001 the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the fourth quarter of 2001.

     The Company has recorded a $0.3 million charge for the six months ended June 30, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at June 30, 2001 the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the first quarter of 2002.

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

     The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue of the supply on third party hardware upon transfer of title to the customer. The Company recognizes revenue on the supply on third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

     The Company believes that it will often supply third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party software and products in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue.

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

     During the second quarter of 2000, the Company announced version r7 of its Advantex product. To date the Company has installed four customer accepted r7 systems, and it is currently in the implementation phase of its additional contracts using version r7. The Company experienced delays and incurred additional costs in connection with the initial implementation and field testing of the Advantex r7 product and has also experienced delays in commencement of additional installations of the Advantex r7 product. Such delays have increased the Company's costs of completing Advantex r7 installations and have adversely affected the timing of the Company's recognition of revenue from such contracts. The Company believes that it will continue to expend additional resources in connection with r7 installations for the remainder of 2001. See "Forward-looking Statements."

Hosting and Information Technology (IT) Services (formerly e-Business)

     During the three months ended June 30, 2001 the Company realigned its internal structure. As a result of this realignment, the Company now considers its Advantex and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", to "Hosting and IT Services" to better reflect the nature of the business activity in this segment.

     The Company's Hosting and IT Services operations provide advanced application hosting for many third party solutions including advanced e-commerce Web sites and the Lotus family of advanced collaboration and distance learning applications. The Company's Hosting and IT Services operations can also outsource a customer's networking needs, and provide management of their office LAN/WAN and Internet connections. The Company's Hosting and IT Services facilities and staff provide the physical environment and engineering support necessary to keep these technologies operating effectively. In connection with this business, the Company also provides the following IT consulting services:

     Lotus / Domino Implementations: The Company is a Premier Lotus Business Partner and has been selected on various occasions by Lotus and IBM as a subcontractor to provide advanced Lotus hosting, implementation and systems management services to their clients. Once an implementation or upgrade is complete, the Company offers ongoing support and maintenance to keep a Lotus environment running efficiently and cost-effectively.

     Java Application Development: The Company has expertise in the design, development and implementation of object-oriented and component-based Java applications that are scaleable, reliable, and secure. The Company's staff has extensive experience using client-side and server-based Java through a proprietary methodology called Extend IT.

     Data Center Management: While the Company operates its own Internet Data Centers (IDC), the Company also provides data center management of clients' facilities both remotely and onsite, including UNIX, Windows 2000/NT, LINUX, and Novell servers, along with numerous other server or networking technologies, including Oracle, IBM DB2 and Microsoft SQL Server databases. The Company has extensive experience in performing operational support activities to include 24 x 7 system monitoring, problem determination, problem resolution management, operating system/system software version management, and backup and restoration services. The Company has experience in implementing system management environments using a combination of both automated agents and polling mechanisms using major vendor's system management platforms, in order to deliver maximum application availability.

     As part of its Hosting and IT Services operations the Company launched its eService Manager TM product in the fourth quarter of 2000. The eService Manager application enables consumers to book appointments with service providers
online.  It  also  allows  the  service   provider's   call-takers  to  schedule
appointments in response to orders by consumers via the telephone. The application performs algorithm-based resource allocation to assign each job to the most appropriate mobile worker. To date the Company has not generated material revenues from fees associated with its eService Manager scheduling solution and there can be no assurance that the product will generate material revenues in future periods.

Effects of Acquisitions

     On June 1, 2000, the Company acquired all of the issued and outstanding shares of Connectria, an ASP and provider of information technology services. The Company issued 845,316 common shares and assumed 583,037 employee stock options in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $2,076,028 are included in the cost of merger for the six months ended June 30, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

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

Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of the delivery segment of its business ("Transportation Business Unit"). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455, due January 1, 2001, bearing interest at 8% per annum. During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392. The note, with interest, was paid in the first quarter of 2001.

     Under the terms of the agreement between the Company and DDS, the Company has retained certain assets and liabilities of the discontinued operations. The Company has liquidated all remaining assets and liabilities relating to the Transportation Business Unit as of the second quarter of 2001.

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

Results of Operations

     The Company's net loss was $6.3 million for the three months ended June 30, 2001. This compares to a net loss of $2.5 million for the three months ended June 30, 2000. The change in operating results for the period is due primarily to the restructuring charge of $4.9 million taken during the three months ended June 30, 2001 partially offset by a $2.1 million cost of merger charge taken during the three months ended June 30, 2000.

              The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:


                                                              Three months ended                 Six months ended
                                                                   June 30,                          June 30,
                                                          ----------------------------     ----------------------------
                                                              2001            2000            2001             2000
                                                          -----------      ----------      ----------       ----------
                                                          (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
       Revenue
          Software and services......................        55.0%             69.5%          54.3%            70.0%
          Hosting and information technology                 24.9              11.3           25.3             11.1
          Third-party products and services..........         2.7               4.8            4.8              4.3
          Maintenance and support....................        17.4              14.4           15.6             14.6
                                                          -----------      ----------      ----------       ----------
                                                            100.0             100.0          100.0            100.0

       Direct costs.................................         53.3              46.0           54.8             43.2
                                                          -----------      ----------      ----------       ----------
       Gross profit.................................         46.7              54.0           45.2             56.8
                                                          -----------      ----------      ----------       ----------
       Operating expenses
          Research and development...................        15.3              16.6           14.9             15.8
          Sales and marketing .......................        26.6              24.6           22.8             22.6
          General and administrative.................        12.5              15.2           11.0             15.3
          Restructuring charge.......................        35.0                 -           19.4                -
          Provision for doubtful accounts............           -                 -            3.8                -
          Costs of merger............................           -              15.2              -              7.6
          Amortization of intangible assets..........         0.1               0.5            5.2              0.5
                                                          -----------      ----------      ----------       ----------
                                                             89.5              72.1           77.1             61.8
                                                          -----------      ----------      ----------       ----------
       Operating income (loss)......................        (42.8)            (18.1)         (31.9)            (5.0)

       Valuation allowance on investments...........            -                 -            8.7                -

       Other expense ...............................          2.2               1.3            1.2              1.4
                                                          -----------      ----------      ----------       ----------
       Income (loss) before tax provision...........        (45.0)            (19.4)         (41.8)            (6.4)
       Provision for income taxes...................         (0.1)              1.3           (2.3)            (0.4)
                                                          -----------      ----------      ----------       ----------
       Net loss.....................................        (44.9)%           (18.1)%        (39.5)%           (6.8)%
                                                          ===========      ===========     ==========       ===========


Three  Months  Ended June 30, 2001  Compared to the Three  Months Ended June 30,
2000

     Revenue. Revenue increased by $0.3 million (2.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to increases in revenue from hosting and IT services and maintenance and support offset by a decrease in software and services revenue during the second quarter of 2001 relative to the same period in 2000.

     Software and services revenue decreased by $1.8 million (18.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The Company believes its software and service revenue was adversely impacted by decisions of certain customers to defer purchasing decisions. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward Looking Statements".

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 (continued)

     Third party products and services revenue decreased by $0.3 million (41.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.4 million for the three months ended June 30, 2001 as compared to $2.0 million for the three months ended June 30, 2000. Maintenance and support revenue has increased primarily due to the increased growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services revenue the Company is engaged to provide in support of its installations.

     Hosting and IT services (formerly e-Business) revenues materially consist of sales by the Company's subsidiary, Connectria. Revenue for the three months ended June 30, 2001 was $3.5 million as compared to $1.6 million for the three months ended June 30, 2000. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services, there can be no assurance that the Company will realize material revenues from its new eService Manager product offering. Hosting and IT service revenues are dependent on a small number of significant contracts. One contract in particular accounted for approximately 47% of the increase in revenues for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000.

     Direct Costs. Direct costs were 53.3% of revenue for the three months ended June 30, 2001 as compared to 46.0% for the three months ended June 30, 2000. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for its first Advantex r7 installations, and as a result of a change in the mix of revenues. As a result, the percentage of direct costs compared to revenues for the three months ended June 30, 2001 increased as compared to the three months ended June 30, 2000. The Company expects that the dollar amount of direct costs attributable to labour and rental charges will decline upon completion of the restructuring. See "Forward Looking Statements".

     Gross Margins. Gross margins were 46.7% of revenue for the three months ended June 30, 2001 as compared to 54.0% for the three months ended June 30, 2000. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to higher costs for the first installations of Advantex r7. During the three months ended June 30, 2001 there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and an increase in hosting and IT services revenues, which typically have lower margins than software and services revenue. These factors resulted in a decrease in gross margin for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The Company expects that the current restructuring will enable the Company to maintain relatively stable gross margins in the near future. See "Forward Looking Statements".

     Research and Development. Research and development expenses were 15.3% of revenue for the three months ended June 30, 2001 and 16.6% of revenue for the three months ended June 30, 2000. Total research and development expenditures for the three months ended June 30, 2001 of $2.1 million represents an decrease of $127,000 (5.6%) as compared to the same period in 2000. The minor decrease in research and development expenses in 2001 is a result of the completion of the Advantex version r7 development project during the first quarter of 2001. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 (continued)

     Sales and Marketing. Sales and marketing expenses were 26.6% of revenue for the three months ended June 30, 2001 and 24.6% of revenue for the three months ended June 30, 2000. This represents an increase of $356,000 (10.6%) as compared to the same period in 2000. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings, including Advantex r7 and hosting and information technology services initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for existing and new products.

     General and Administrative. General and administrative expenses were 12.5% of revenue for the three months ended June 30, 2001 and 15.2% of revenue for the three months ended June 30, 2000. Total general and administrative expenses of $1.8 million represents a decrease of $322,000 (15.5%) for the three months ended June 30, 2001 as compared to the same period in 2000. The decrease is the result of a cost control effort initiated by the Company in the first quarter of 2001 that was designed to control discretionary spending. The Company expects that in the future, levels of general and administrative expenditures will remain relatively consistent with current levels. See "Forward Looking Statements".

     Restructuring Charge. During the three months ended June 30, 2001, the Company announced a continuation of its restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $4.9 million for the three months ended June 30, 2001 relating to severance, subleasing of excess office space, and writedown of surplus capital assets. This charge is in addition to a $1.2 million charge taken in the first quarter of 2001. As of June 30, 2001, the Company had drawn down $1.9 million of its restructuring provision.

     Amortization of Intangible Assets. Amortization and impairment charges for intangible assets for the three months ended June 30, 2001 decreased $57,000 as compared to the three months ended June 30, 2000. The decrease in amortization is a result of a determination by the Company that an impairment in the value of the goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the three months ended March 31, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the in the acquired Company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc., during the three months ended March 31, 2001. Therefore, during the three months ended June 30, 2001 only amortization relating to a purchased web site domain name was taken, resulting in the decrease as compared to the three months ended June 30, 2000.

     Other Expense. Other expense was $311,000 for the three months ended June 30, 2001 as compared to $177,000 for the three months ended June 30, 2000. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended June 30, 2001 at the rate of 0.4%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and there is no certainty the Company will be able to utilize the benefits of these losses, no recovery was booked for income tax expense during the quarter.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Revenue. Revenue increased by $4.1 million (15.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase mainly relates to hosting and IT services revenue and maintenance and support revenue, partially offset by a decrease in software and service revenue.

     Software and services revenue decreased by $2.1 million (10.7%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The Company's software and service revenue was impacted by decisions of certain customers to defer purchasing decisions. The Company anticipates that continued economic

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000 (Continued)

uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "forward looking statements".

     Hosting and IT services revenues materially consist of sales by the Company's subsidiary, Connectria. Hosting and IT services revenue for the six months ended June 30, 2001 was $8.0 million compared to $3.0 million for the six months ended June 30, 2000. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services, there can be no assurance that the Company will realize material revenues from it new eService Manager product offering. Hosting and IT service revenues are dependent on a small number of significant contracts. One contract in particular accounted for approximately 52% of the increase in revenues for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000.

     Third-party products and services revenue increased by $0.3 million (29.3%) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this may result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $4.9 million for the six months ended June 30, 2001 as compared to $4.0 million for the six months ended June 30, 2000. Maintenance and support revenue increased as a result of an increase in the level of the Company's installed customer base.

     Direct Costs. Direct costs were 54.8% of revenue for the six months ended June 30, 2001 as compared to 43.2% for the six months ended June 30, 2000. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for its first Advantex r7 installations, and as a result of a change in the mix of revenues. As a result, the percentage of direct costs compared to revenues for the six months ended June 30, 2001 increased as compared to the six months ended June 30, 2000. The Company expects that the dollar amount of direct costs should decrease once the restructuring is complete mainly due to a decrease in labour and rental charges being incurred. See "Forward Looking Statements".

     Gross Margins. Gross margins were 45.2% of revenue for the six months ended June 30, 2001 as compared to 56.8% for the six months ended June 30, 2000. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to higher costs for the first installations of Advantex r7. During the six months ended June 30, 2001 there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and an increase in hosting and IT services (formerly e-Business) revenues, which typically have lower margins than software and services revenue. These factors resulted in a decrease in gross margin for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 The Company expects that the current restructuring will enable the Company to maintain relatively stable gross margins in the near future. See "Forward Looking Statements".

     Research and Development. Research and development expenses were 14.9% of revenue for the six months ended June 30, 2001 and 15.8% of revenue for the six months ended June 30, 2000. Total research and development expenditures for the six months ended June 30, 2001 of $4.7 million represents an increase of $ 0.4 million (8.8%) as compared to the same period in 2000. The increase in the dollar amount of research and development expenses in 2001 is a result of the continued development and enhancement of the Company's Advantex products (version r7, wireless, and ASP versions), as well as development of the Company's e-Service offering. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

     Sales and Marketing. Sales and marketing expenses were 22.8% of revenue for the six months ended June 30, 2001 and 22.6% of revenue for the six months ended June 30, 2000. This represents an increase of $1.0 million (16.1%) as compared to the same period in 2000. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings including Advantex r7 and hosting and

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000 (Continued)

     IT services initiatives. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing effort, and attempt to penetrate additional markets for existing and new products.

     General and Administrative. General and administrative expenses were 11.0% of revenue for the six months ended June 30, 2001 and 15.3% of revenue for the six months ended June 30, 2000. Total general and administrative expenses of $3.5 million represents a decrease of $0.7 million (17.5%) for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of a cost control effort initiated by the Company in the first quarter of 2001 that was designed to control discretionary spending.

     Restructuring Charge. During the six months ended June 30, 2001, the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $6.1 million for the six months ended June 30, 2001 relating to severance, subleasing of excess office space, and the writedown of surplus capital assets. As of June 30, 2001 the Company had drawn down $1.9 million of its restructuring provision.

     Provision for doubtful accounts. During the six months ended June 30, 2001, the Company recorded a charge of $1.2 million as a provision against several trade accounts receivable balances. Due to significant uncertainty surrounding collection of several specific accounts the Company has taken a charge to value the accounts at the most likely amount to be collected. This provision arose due to the increased economic uncertainty in the vertical industries the Company services.

     Costs of merger. During the six months ended June 30, 2000, the Company completed its acquisition of Connectria. This transaction was accounted for under the pooling of interests method. During the six months ended June 30, 2000, the Company incurred one time acquisition costs of approximately $2.1 million. This was a charge incurred on acquisition and was not repeated in 2001.

     Amortization of Intangible Assets. Amortization and impairment charges for intangible assets for the six months ended June 30, 2001 increased $1.5 million over the amortization of intangible assets for the six months ended June 30, 2000. The increase in amortization is a result of a determination by the Company that an impairment in the value of the goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the six months ended June 30, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the acquired company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc.

     Valuation Allowance on Investments. As part of its e-Business strategy, the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, during the six months ended June 30, 2001 the Company has recorded a valuation allowance equal to the full cost of the investments.

     Other Expense. Other expense was $372,000 for the six months ended June 30, 2001, as compared to $389,000 for the six months ended June 30, 2000. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash, short-term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for recovery of income taxes on losses for the six months ended June 30, 2001 at the rate of 6.2%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and there is no certainty the Company will be able to utilize the benefits of these losses, the Company did not book a full recovery of income tax expense during the six months ended June 30, 2001.

Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, lines of credit, capital leases, private placements and public offerings of its securities. At June 30, 2001, the Company had cash and cash equivalents of $13.1 million and working capital of $17.6 million.

     Cash provided by (used in) operating activities was $1.8 million for the six months ended June 30, 2001 compared to $(2.8) million for the six months ended June 30, 2000. The net inflow of cash from operating activities, after adding back depreciation and amortization of $3.5 million and the valuation allowance on investments of $2.8 million, is due to a net decrease in non-cash working capital items of $7.5 million, a write down in capital assets of $0.6 million, a stock based compensation charge of $0.3 million, and a net loss of ($12.4) million for the six months ending June 30, 2001. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables, a decrease in trade receivables and an increase in accrued liabilities. The decrease in unbilled trade receivables is due to timing differences arising between revenue recognition and billing milestones in certain multiphase implementations, as well as the Company having met certain milestones on Advantex version r7 implementations. The decrease in trade receivables is a result of increased collections during the six months ended June 30, 2001. The increase in accruals is due to the provision for restructuring taken for the six months ended June 30, 2001.

     Cash used by financing activities of $1.1 million during the six months ended June 30, 2001 primarily relates to $1.2 million in repayments of capital leases made during the quarter. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $1.2 million for the six months ended June 30, 2001 as compared to $5.2 million for the six months ended June 31, 2000. Total investing activity during the six months ended June 30, 2001 consisted of $1.7 million in purchases of capital assets, offset by proceeds on settlement of a note receivable of $331,000, and a $134,000 net decrease in lease receivable. Purchases of capital assets include computer hardware and software for use in implementation activities and to support the growth of the hosting and IT services operations. The proceeds on settlement of the note receivable related to a note the Company received as payment on sale of its Transportation Business Unit in 1999. The note was due and paid in full on January 1, 2001. Investing activities in 2000 related primarily to purchases of capital assets, and the investment in preferred stock of an internet focussed Company.

     Existing sources of liquidity at June 30, 2001 includes $13.1 million of cash and cash equivalents and up to CDN $8.0 million available under the Company's operating line of credit. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 2001, the Company had no borrowings under the line of credit.

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

     As of June 30, 2001, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts would be approximately $3.9` million. The majority of the Company's foreign exchange exposure is to the Canadian dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control, such as domestic and foreign government spending, and budgetary and trade policies.

PART II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co. L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00).

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co. L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The contract related to a license and MDSI's installation of one of its systems for Citizens. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and seeking repayment of all sums paid to MDSI in addition to interest and attorneys' fees. Citizens requested and MDSI agreed to mediate the dispute. Mediation took place on April 3, 2001, with no settlement being reached. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 Annual General Meeting of Shareholders was held on June 28, 2001. A total of 5,308,068 common shares of the Company were represented in person or by proxy at the meeting, consisting of 61.56% of the total number of common shares of the Company outstanding on May 15, 2001, the record date for the meeting.

     At the meeting, all of the current directors of the Company were re-elected to serve as directors until the 2002 Annual General Meeting or until their earlier retirement, resignation, or removal. In addition to the re-election of directors, two new directors, Peter Ciceri and David Van Valkenburg, were also elected. The following table sets forth the voting in the election for directors:

         Nominee                         Votes Cast          Votes Cast      Votes
                                             For              Against       Withheld     Abstentions         Not Voted
         -----------------------         ----------          ----------     --------     -----------         ----------
         Erik Dysthe                      5,268,391              0           20,991         18,686               0
         Terrence P. McGarty              5,267,150              0           22,232         18,686               0
         Robert C. Harris, Jr.            5,221,185              0           68,197         18,686               0
         Marc Rochefort                   5,264,967              0           24,415         18,686               0
         Peter Ciceri                     5,266,108              0           23,274         18,686               0
         David Van Valkenberg             5,268,391              0           20,991         18,686               0

     The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's auditors for the fiscal year ending December 31, 2001 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

            Votes Cast         Votes Cast Against    Votes Withheld
               For                                                         Abstentions          Not Voted
          --------------       -------------------   ---------------       ------------         ---------
             5,302,534                 4,500              151                 833                    0

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

10.7(2)(8)    2000 Stock Option Plan

 Exhibit
 Number       Description
 ------       -----------
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

10.20 Employment Agreement dated March 26, 2001 between the Company and Erik Dysthe

10.21 Employment Agreement dated April 24, 2001 between the Company and Gerald F. Chew

10.22 Employment Agreement dated May 7, 2001 between the Company and Peter Hill Rankin

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

     (b)  Reports on Form 8-K

          During the three month period ended June 30, 2001, the Registrant filed the following reports on Form 8-K;

          On July 11, 2001, the Registrant filed its notice of annual meeting and related materials, including the Registrant's annual report, which was mailed to its shareholders on May 18, 2001 regarding the Registrant's annual meeting that was held on June 28, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MDSI MOBILE DATA SOLUTIONS INC.


Date:  August 14, 2001             By:      /s/ Erik Dysthe
                                            -----------------------------------
                                   Name:    Erik Dysthe
                                   Title:   Chief Executive Officer




Date:  August 14, 2001             By:      /s/ Verne D. Pecho
                                            -----------------------------------
                                   Name:    Verne D. Pecho
                                   Title:   Vice President Finance &
                                             Administration and Chief Financial
                                             Officer
                                            (Principal Financial and Accounting
                                             Officer)

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

10.20 Employment Agreement dated March 26, 2001 between the Company and Erik Dysthe

10.21 Employment Agreement dated April 24, 2001 between the Company and Gerald F. Chew

10.22 Employment Agreement dated May 7, 2001 between the Company and Peter Hill Rankin

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