Form 10-Q
period 2001-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2001-11-14
CIK 935497

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

     For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________.

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of outstanding shares of the Registrant's common stock, no par value, at November 13, 2001 was 8,626,020.

================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2001


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

          Condensed Consolidated Balance Sheets..............................1

          Condensed Consolidated Statements of Operations and Deficit....... 2

          Condensed Consolidated Statements of Cash Flows....................3

          Notes to the Condensed Consolidated Financial Statements...........4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........23

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS .................................................24

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................24

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................24

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

  ITEM 5. OTHER INFORMATION..................................................24

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................24

SIGNATURES ..................................................................27

PART I -  FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                                   MDSI MOBILE DATA SOLUTIONS INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Expressed in United States dollars)
                                                             (Unaudited)

                                                                                As at
                                                                   September 30,       December 31,
                                                                   -------------      ---------------
                                                                       2001                 2000
                                                                   -------------      ---------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $ 11,421,440         $13,238,081
  Accounts receivable, net
     Trade (net of allowance for doubtful accounts $1,686,698;
       2000 - $985,000)                                              12,433,430          16,821,925
     Unbilled                                                         7,896,690          12,184,446
  Income taxes receivable                                               247,777                   -
  Prepaid expenses                                                    2,240,920           1,411,200
  Lease receivable                                                            -             133,723
                                                                   -------------      ---------------
                                                                     34,240,257          43,789,375
INVESTMENTS (net of valuation allowance; 2001 - $2,999,992;
   2000 - $250,000 (note 7))                                                  -           3,081,447
CAPITAL ASSETS, NET                                                   9,542,975          11,097,497
DEFERRED INCOME TAXES                                                   708,350             347,350
INTANGIBLE ASSETS, NET (note 5)                                         165,000           1,824,057
                                                                   -------------      ---------------
                                                                     44,656,582          60,139,726
ASSETS OF DISCONTINUED OPERATIONS  (note 9)                                   -             641,405
                                                                   -------------      ---------------
TOTAL ASSETS                                                       $ 44,656,582         $60,781,131
                                                                   =============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $ 2,184,725         $ 3,444,457
  Accrued liabilities                                                 5,940,682           3,625,591
  Income taxes payable                                                        -           1,091,164
  Deferred revenue                                                    5,807,900           7,901,837
  Current portion of long-term debt                                      39,041              66,968
  Current obligations under capital lease                             2,317,110           2,094,637
                                                                   -------------      ---------------
                                                                     16,289,458          18,224,654
OBLIGATIONS UNDER CAPITAL LEASES                                      2,191,886           4,156,486
                                                                   -------------      ---------------
                                                                     18,481,344          22,381,140
LIABILITIES OF DISCONTINUED OPERATIONS (note 9)                               -             223,024
                                                                   -------------      ---------------
                                                                     18,481,344          22,604,164
STOCKHOLDERS' EQUITY
  Common stock                                                       48,515,018          48,416,502
  Additional paid-up capital                                            522,621             220,700
  Treasury stock                                                        (85,043)            (85,043)
  Deficit                                                           (22,087,254)         (9,685,088)
  Accumulated other comprehensive income                               (690,104)           (690,104)
                                                                   -------------      ---------------
                                                                     26,175,238          38,176,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 44,656,582         $60,781,131
                                                                   =============      ===============

Contingency (note 8)

                 See Notes to Consolidated Financial Statements


                                                        MDSI MOBILE DATA SOLUTIONS INC.
                                                Condensed Consolidated Statements of Operations
                                                     (Expressed in United States dollars)
                                                                  (Unaudited)

                                                      Three months ended September 30,        Nine months ended September 30,
                                                     -----------------------------------    -----------------------------------
                                                          2001                2000               2001                2000
                                                     ---------------     ---------------    ---------------     ---------------
REVENUE
  Software and services                               $  7,282,210       $  10,430,718       $  24,399,239       $ 29,608,742
  Hosting and information technology services            2,781,435           1,848,989          10,770,624          4,889,168
  Third party products and services                        295,054             963,729           1,822,168          2,144,865
  Maintenance and support                                2,647,399           2,295,522           7,538,333          6,292,960
                                                     ---------------     ---------------    ---------------     ---------------
                                                        13,006,098          15,538,958          44,530,364         42,935,735
DIRECT COSTS                                             6,716,017           7,631,556          23,983,405         19,478,584
                                                     ---------------     ---------------    ---------------     ---------------
GROSS PROFIT                                             6,290,081           7,907,402          20,546,959         23,457,151

OPERATING EXPENSES
  Research and development                               1,899,098           2,254,015           6,591,400          6,568,237
  Sales and marketing                                    2,654,345           3,059,276           9,840,279          9,250,174
  General and administrative                             1,708,838           1,806,270           5,169,553          5,999,047
  Restructuring charge (note 6)                                  -                   -           6,105,927                  -
  Provision for doubtful accounts                                -                   -           1,202,634                  -
  Costs of merger                                                -                   -                   -          2,076,028
  Amortization and provision for valuation of
    intangible assets (note 5)                              11,000              67,479           1,659,058            204,768
                                                     ---------------     ---------------    ---------------     ---------------
                                                         6,273,281           7,187,040          30,568,851         24,098,254
                                                     ---------------     ---------------    ---------------     ---------------
OPERATING INCOME (LOSS)                                     16,800             720,362         (10,021,892)          (641,103)

VALUATION ALLOWANCE ON INVESTMENTS (note 7)                      -                   -          (2,749,992)                 -

OTHER INCOME (EXPENSE)                                      70,663              88,797            (300,691)          (300,321)
                                                     ---------------     ---------------    ---------------     ---------------
INCOME (LOSS) BEFORE TAX PROVISION                          87,463             809,159         (13,072,575)          (941,424)

PROVISION FOR (RECOVERY OF) INCOME TAXES                    45,293             262,991            (670,409)           381,263
                                                     ---------------     ---------------    ---------------     ---------------
NET INCOME (LOSS)                                           42,170             546,168         (12,402,166)        (1,322,687)

DEFICIT, BEGINNING OF PERIOD                           (22,129,424)        (10,999,543)         (9,685,088)        (9,130,688)
                                                     ---------------     ---------------    ---------------     ---------------
DEFICIT, END OF PERIOD                                $(22,087,254)      $ (10,453,375)      $ (22,087,254)      $(10,453,375)
                                                     ===============     ================   ===============     ===============
Earnings (loss) per common share
  Basic                                               $       0.00       $        0.06          $    (1.44)      $      (0.16)
                                                     ===============     ================   ===============     ===============
  Diluted                                             $       0.00       $        0.06          $    (1.44)      $      (0.16)
                                                     ===============     ================   ===============     ===============
Weighted average shares outstanding
  Basic                                                  8,622,480           8,570,378            8,621,192         8,501,004
                                                     ===============     ================   ===============     ===============
  Diluted                                                9,002,871           9,486,467            8,621,192         8,501,004
                                                     ===============     ================   ===============     ===============

                 See Notes to Consolidated Financial Statements

                                                     MDSI MOBILE DATA SOLUTIONS INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Expressed in United States dollars)
                                                               (Unaudited)


                                                                         Nine months ended September 30,
                                                                       -----------------------------------
                                                                             2001                2000
                                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                (12,402,166)         $(1,322,687)
      Items not affecting cash:
          Depreciation and amortization                                    4,458,078            2,163,121
          Write down in value of surplus capital assets (note 6)             563,780                    -
          Valuation allowance on investments                               2,749,992                    -
          Deferred income taxes                                             (361,000)                   -
          Stock based compensation charge                                    301,921                    -
          Changes in non-cash operating working capital items              5,469,009           (3,047,961)
                                                                        --------------      --------------
      Net cash provided by (used in) operating activities                    779,614           (2,207,527)
                                                                        --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common shares                                               98,516            3,445,415
      Repayment of long-term debt                                            (27,927)             (45,293)
      (Repayment) issuance of capital leases                              (1,742,127)           1,307,113
                                                                        --------------      --------------
      Net cash (used in) provided by financing activities                 (1,671,538)           4,707,235
                                                                        --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Lease receivable                                                       133,723              288,145
      Proceeds on settlement (cost on acquisition) of investments            331,458           (2,642,839)
      Acquisition of intangible assets                                             -             (220,000)
      Acquisition of capital assets                                       (1,808,279)          (4,750,883)
                                                                        --------------      --------------
      Net cash used in investing activities                               (1,343,098)          (7,325,577)
                                                                        --------------      --------------
      Net cash provided by continuing operations                          (2,235,022)          (4,825,869)

      Net cash provided by discontinued operations (note 9)                  418,381               15,039
                                                                        --------------      --------------
NET CASH OUTFLOW                                                          (1,816,641)          (4,810,830)

Effects of foreign exchange fluctuations on cash and cash equivalents              -             (260,667)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,238,081           14,612,923
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $11,421,440          $ 9,541,426
                                                                        ==============      ==============

                 See Notes to Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


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

     (b)  Reporting currency

          The Company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These condensed consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rates for the respective reporting periods. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated other comprehensive income (loss).

          Comprehensive income for the period can be summarized as follows:

                                          Three months ended September 30,        Nine months ended September 30,
                                          --------------------------------       ---------------------------------
                                              2001                 2000              2001                 2000
                                          -------------        -------------     -------------        -------------
          Net income (loss)                $ 42,170            $ 546,168         $(12,402,166)         $(1,322,687)
          Other comprehensive income
              - Translation adjustment            -                    -                    -             (260,667)
                                          -------------        -------------     -------------        -------------
          Comprehensive income (loss)      $ 42,170            $ 546,168         $(12,402,166)         $(1,583,354)
          for the period                  =============        =============     =============        =============


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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (d)  Recently issued accounting standards

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS No. 142 bases its guidelines for accounting for goodwill on the notion that acquired entities are generally integrated into the acquiring entity and that goodwill should be assessed as part of the combined, or reporting, unit. Further, SFAS No. 142 specifies that goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. Goodwill impairment will be determined by applying a two-step process that begins with evaluating the fair value of a reporting unit to identify possible impairment and then a measurement of the magnitude of the impairment.

          As a result of implementing SFAS No. 142, it is expected that the amortization of goodwill will stop as of December 31, 2001. The
          Company will be required to assess goodwill and other intangible assets acquired in previous acquisitions as well as their useful lives at least annually.

          The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years."

2.   SEGMENTED INFORMATION

     Segmented information

          On June 1, 2000, the Company completed its merger with Connectria Corporation (note 4). As Connectria is considered to operate in a new business segment, Hosting and Information Technology (IT) Services (formerly e-Business), and the transaction has been accounted for using the pooling of interests method, the Company has reflected the merger by segregating the Hosting and IT Services segment for the three and nine month period ending September 30, 2001, as well as 2000.

          During the three months ended June 30, 2001, the Company realigned its internal operating structure. As a result of this realignment, the Company now considers its Advantex and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", "Hosting and IT Services" to better reflect the nature of the business activity in this segment. Also as a result of the realignment, certain figures previously classified as Hosting and IT Services (e-Business) have been reclassified to the Field Service segment. For the three months ended September 30, 2001, the reclassification results in operating earnings increasing in Hosting and IT Services (and a corresponding decrease in Field Service) by $312,980 (2000 - $1,015,192) and for the nine months ending September 30, 2001 the reclassification results in an increase in operating earnings from Hosting and IT Services of $1,127,586 (2000 - $2,286,693) than would have otherwise been presented. There is nil effect of the reclassification on revenues for any of the periods presented.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   SEGMENTED INFORMATION (continued)

     Business Segments

                                     Three months ended September 30, 2001            Three months ended September 30, 2000
                                      Field        Hosting and IT                    Field        Hosting and IT
                                     Service        Services(1)      Total          Service         Services(1)         Total
                                  --------------------------------------------   ----------------------------------------------
     Revenue                       $10,195,591      $2,810,507    $13,006,098     $12,978,269     $2,560,689     $15,538,958
     Operating earnings (loss)         426,459        (409,659)        16,800         954,298       (233,936)        720,362
     Depreciation & Amortization       698,675         243,337        942,012         736,179         81,219         817,398

     Long lived assets               7,827,882       1,880,093      9,707,975      14,769,366      3,603,563      18,372,929
     Capital Expenditures              (19,260)        136,579        117,319       1,900,748        435,155       2,335,903

                                         Nine months ended September 30, 2001         Nine months ended September 30, 2000
                                       Field        Hosting and IT                   Field       Hosting and IT
                                      Service        Services(1)         Total      Service        Services(1)       Total
                                  -----------------------------------------------   ----------------------------------------
     Revenue                       $33,612,605     $10,917,759    $44,530,364     $37,280,067     $5,655,668     $42,935,735
     Operating earnings (loss)      (9,757,190)       (264,702)   (10,021,892)       (420,449)      (220,654)       (641,103)
     Depreciation & Amortization     3,878,739         579,339      4,458,078       2,032,046        131,075       2,163,121

     Long lived assets               7,827,882       1,880,093      9,707,975      14,769,366      3,603,563      18,372,929
     Capital Expenditures            1,087,850         720,429      1,808,279       4,208,336        542,547       4,750,883

     (1) The Hosting and IT Services (formerly e-Business) operating segment also includes revenues from third-party products and services.

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                          Three months ended September 30,        Nine months ended September 30,
                                          --------------------------------       ---------------------------------
                                              2001                 2000              2001                 2000
                                          -------------        -------------     -------------        -------------
          Canada...................       $   244,324           $   749,955       $   880,961          $ 1,203,562
          United States............        10,951,485            10,806,024        35,918,956           33,301,336
          Europe...................         1,734,362             2,458,178         6,661,420            6,518,655
          Other....................            75,927             1,524,801         1,069,027            1,912,182
                                          -------------        -------------     -------------        -------------
                                          $13,006,098           $15,538,958       $44,530,364          $42,935,735
                                          =============        =============     =============        =============

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)

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

     The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                                                 Three months ended                 Nine months ended
                                                                   September 30,                      September 30,
                                                             ---------------------------      ---------------------------
                                                                 2001           2000              2001             2000
                                                             ------------   ------------      ------------   ------------
          Basic weighted average shares outstanding...        8,622,480       8,570,378         8,621,192       8,501,004
          Effect of dilutive securities...............
          Stock options...............................          380,391         916,089                 -               -
                                                             ------------   ------------      ------------   ------------
          Diluted weighted average shares outstanding.        9,002,871       9,486,467         8,621,192       8,501,004
                                                             ============   ============      ============   ============

4.   ACQUISITIONS

     On June 1, 2000, the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis, Missouri, an information services (IT) provider, an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued 845,316 common shares and 583,037 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $2,076,028 are included in the Costs of merger for the nine months ended September 30, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include the combined results of operations, financial position and cash flows of Connectria.

     Separate results of the operations for the periods prior to the merger with Connectria are as follows:

                                                               March 31,
                                                          ------------------
                                                                 2000
                                                          ------------------
     Revenue:
     MDSI Mobile Data Solutions Inc.                         $ 12,191,232
      Connectria Corporation                                    1,519,689
                                                          ------------------
     Combined Revenue                                        $ 13,710,921
                                                          ==================
     Net Income:
     MDSI Mobile Data Solutions Inc.                         $    612,495
     Connectria Corporation                                        (2,991)
                                                          ------------------
     Combined Net Income                                     $    609,504
                                                          ==================
     Other changes in Stockholders' Equity:
     MDSI Mobile Data Solutions Inc.                         $   (260,666)
     Connectria Corporation                                             -
                                                          ------------------
     Combined changes in Stockholders' Equity                $   (260,666)
                                                          ==================

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   INTANGIBLE ASSETS

                                                                 September 30,     December 31,
                                                                     2001              2000
                                                               --------------     --------------
    Goodwill                                                   $   2,615,751      $   2,615,751
    Commercial web site domain name                                  220,000
                                                                                        220,000
    Less:  accumulated amortization and impairment provision     (2,670,751)        (1,011,694)
                                                               --------------     --------------
                                                                $    165,000      $   1,824,057
                                                               ==============     ==============

     In connection with the Company's announced restructuring (note 6), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred during the quarter ended March 31, 2001. As a result of this impairment the Company has taken a valuation allowance in its field service business segment of $1,558,578 which was equal to the remaining net book value of the Goodwill as at March 31, 2001.

6.   RESTRUCTURING CHARGE

     On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced a Board approved update to this plan which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $1.2 million in the three months ended March 31, 2001, and a further $4.9 million charge in the three months ended June 30, 2001. Both of these charges were reflected in the "restructuring charge" line item of the Company's Condensed Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                      Three Months Ended         Three Months              Total
                                                       March 31, 2001              Ended              Restructuring
                                                                               June 30, 2001             Charge
                                                     --------------------    -------------------    ------------------
           Workforce reduction                                 $ 305,000             $3,070,000            $3,375,000
           Provision for excess office space                     785,000              1,076,000             1,861,000
           Non cash writedown of capital assets                        -                563,780               563,780
           Other                                                 110,000                196,147               306,147
                                                     --------------------    -------------------    ------------------
           Total restructuring charges                       $ 1,200,000             $4,905,927             6,105,927
           Cumulative draw-downs                                                                          (2,689,470)
                                                                                                    ------------------
           Accrued restructuring charges at                                                                $3,416,457
           September 30, 2001                                                                       ==================

     For the nine months ended September 30, 2001 the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships. The Company expects to use existing cash balances and cash flow from operations in order to fund these charges.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of September 30, 2001, the provision balance has been drawn down by cash payments of approximately $1.8 million. The remaining provision of $1.6 million for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date is expected to be utilized by the second quarter of 2002.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   RESTRUCTURING CHARGE (continued)

     The provision for excess office space of $1.9 million for the nine months ended September 30, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.3 million of cash costs relating to this provision leaving an accrual of $1.6 million remaining as at September 30, 2001. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at September 30, 2001, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the fourth quarter of 2001.

     The Company has recorded a $0.3 million charge for the nine months ended September 30, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at September 30, 2001, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the first quarter of 2002.

7.   INVESTMENTS AND ADVANCES

                                                    September 30,      December 31,
                                                       2001               2000
                                                   --------------     --------------
     Investment in private companies, at cost      $  2,499,992       $  2,499,992
     Promissory note                                          -            331,455
     Other advances                                     500,000            500,000
     Valuation Allowance                             (2,999,992)          (250,000)
                                                   --------------     --------------
     Total Investments                             $          -       $  3,081,447
                                                   ==============     ==============

     During  the  year  ended   December  31,  2000,  the  Company  made  equity
     investments of $2,499,992 and provided advances of $500,000 to three private companies. These investments do not represent significant influence in the companies and are recorded at cost.

     As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments.

8.   CONTINGENCY

     The Company is involved in legal proceeding with a customer over the payment for the license and implementation of a system in accordance with a binding contract. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company has filed an action seeking payment of the full contract amount and the customer has filed an answer and counterclaim. The companies have conducted mediation of the dispute, however no settlement has been reached to date. The Company has made a provision for estimated uncollectible amounts and collection costs associated with this account.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



9.   DISCONTINUED OPERATIONS

     As a result of the Company's decision to dispose of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. As of September 30, 2001 the Company has satisfied all existing obligations of these operations, and realized all remaining assets. The Company expects that no further charges to income regarding the Transportation Business Unit will be necessary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Certain statements and information contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: economic and political uncertainties, the Company's limited operating history, history of losses, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, risks involving the management of growth and integration of acquisitions, risks associated with performance of pre-existing contracts assumed through acquisitions, risks associated with the provision of hosting and IT services, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, risks associated with international operations, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in connection with the forward-looking statements and the factors listed on Exhibit 99.1 to this Report, which factors are incorporated by reference in this Report.

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

Restructuring

     The Company believes that the events of September 11, 2001 and recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions. The Company believes that these factors will continue to effect demand for the Company's products and services in 2001, particularly software and services.

     In order to address the uncertainties caused by these economic trends, MDSI announced its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been or are expected to be implemented over the next two quarters, with incremental reductions in costs each quarter, and are expected to result in an estimated $2.9 million in cost reductions per quarter by the end of the first quarter of 2002. A majority of the savings are expected to be realized by reduced salary and payroll costs, and remaining savings are expected to be realized from the leasing of excess space, and reduction in discretionary spending. There can be no assurance that the reduction in work force and related restructuring efforts will result in the anticipated cost reductions or that the work force reductions and other measures will not have a material adverse affect on the Company's business operations.

     In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States. On May 11, 2001, the Company continued the restructuring by announcing the elimination of an additional 115 positions, which in combination with the workforce reductions of March 30, 2001 amounted to approximately 25% of MDSI's staff as of March 30, 2001. The Company recorded a one-time charge of $1.2 million in the first quarter of 2001 relating to the workforce reductions, and leasing of excess office space. The Company also recorded an additional charge of approximately $4.9 million in the second quarter of 2001 relating to elimination of 115 positions announced on May 11, 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                  Three Months            Three Months             Total
                                                     Ended                    Ended             Restructuring
                                                 March 31, 2001           June 30, 2001             Charge
                                                ----------------        ----------------       ---------------
     Workforce reduction                         $  305,000               $3,070,000             $3,375,000
     Provision for excess office space              785,000                1,076,000              1,861,000
     Non cash writedown of capital assets                 -                  563,780                563,780
     Other                                          110,000                  196,147                306,147
                                                ----------------        ----------------       ---------------
     Total restructuring charges                 $ 1,200,000               $4,905,927              6,105,927
     Cumulative draw-downs                                                                        (2,689,470)
                                                                                               ---------------
     Accrued restructuring charges as
     September 30, 2001                                                                           $3,416,457
                                                                                               ===============

     For the nine months ended September 30, 2001, the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of September 30, 2001, the provision balance has been drawn down by cash payments of approximately $1.8 million. The remaining provision of $1.6 million is for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date, and is expected to be utilized by the second quarter of 2002.

     The provision for excess office space of $1.9 million for the nine months ended September 30, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.3 million of cash costs relating to this provision leaving an accrual of $1.6 million remaining as at September 30, 2001. The Company expects that the charge will be fully drawn down not later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at September 30, 2001, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the fourth quarter of 2001.

     The Company has recorded a $0.3 million charge for the nine months ended September 30, 2001 for other items including, costs of outplacement services, and legal and consulting fees related to the restructuring. As at September 30, 2001, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the first quarter of 2002.

     On May 11, 2001 the Company also announced significant changes in management of its sales, product development, project implementation, customer support and sales organizations. The changes continue initiatives by MDSI's new management team to strengthen product development and delivery and improve sales efforts.

Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, a land-based data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

     During the second quarter of 2000, the Company announced version r7 of its Advantex product. To date the Company has installed six customer accepted r7 systems, and it is currently in the implementation phase of its additional contracts using version r7. The Company experienced delays and incurred additional costs in connection with the initial implementation and field testing of the Advantex r7 product and has also experienced delays in commencement of additional installations of the Advantex r7 product. Such delays have increased the Company's costs of completing Advantex r7 installations and have adversely affected the timing of the Company's recognition of revenue from such contracts. The Company believes that it will continue to expend additional resources in connection with r7 installations for the remainder of 2001. See "Forward-looking Statements."


Hosting and Information Technology (IT) Services (formerly e-Business)

     During the three months ended June 30, 2001 the Company realigned its internal structure. As a result of this realignment, the Company now considers its Advantex ASP and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", to "Hosting and IT Services" to better reflect the nature of the business activity in this segment.

     The Company's Hosting and IT Services operations provide advanced application hosting for many third party solutions including advanced e-commerce Web sites and the Lotus family of advanced collaboration and distance learning applications. The Company's Hosting and IT Services operations can also outsource a customer's networking needs and provide management of their office
LAN/WAN and Internet connections. The Company's Hosting and IT Services facilities and staff provide the physical environment and engineering support necessary to keep these technologies operating effectively. In connection with this business, the Company also provides the following IT consulting services:

     Lotus / Domino Implementations: The Company is a Premier Advanced Business Partner and has been selected on various occasions by Lotus and IBM as a subcontractor to provide advanced Lotus hosting, implementation, and systems management services to their clients. Once an implementation or upgrade is complete, the Company offers ongoing support and maintenance to keep a Lotus environment running at efficiently and cost-effectively.

     Java Application Development: The Company has expertise in the design, development and implementation of object-oriented and component-based Java applications that are scaleable, reliable, and secure. The Company's staff has extensive experience using client-side and server-based Java through a proprietary methodology called Extend IT.

     Data Center Management: While the Company operates its own Internet Data Centers (IDC), the Company also provides data center management of clients' facilities both remotely and onsite, including UNIX, Windows 2000/NT, LINUX, and Novell servers, along with numerous other server or networking technologies including Oracle, IBM DB2, and Microsoft SQL server databases. The Company has extensive experience in performing operational support activities to include 24 x 7 system monitoring, problem determination, problem resolution management, operating system/system software version management, and backup and restoration services. The Company has experience in implementing system management environments using a combination of both automated agents and polling mechanisms using major vendor's system management platforms, in order to deliver maximum application availability.

     As part of its Hosting and IT Services operations, the Company launched its eService Manager TM product in the fourth quarter of 2000. The eService Manager application enables consumers to book appointments with service providers
online.  It  also  allows  the  service   provider's   call-takers  to  schedule
appointments in response to orders by consumers via the telephone. The application performs algorithm-based resource allocation to assign each job to the most appropriate mobile worker. To date the Company has not generated material revenues from fees associated with its eService Manager scheduling solution and the Company has announced that in the interest of controlling costs, it would not expend additional resources to develop further functionality for this product. There can be no assurance that the product will generate material revenues in future periods.

Effects of Acquisitions

     On June 1, 2000, the Company acquired all of the issued and outstanding shares of Connectria, an ASP and provider of information technology services. The Company issued 845,316 common shares and assumed 583,037 employee stock options in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $2,076,028 are included in the cost of merger for the nine months ended September 30, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

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

Results of Operations

     The Company's net income was $42,000 for the three months ended September 30, 2001. This compares to a net income of $0.5 million for the three months ended September 30, 2000. The change in operating results for the period is due primarily to a reduction in revenue of approximately $2.5 million for the three months ended September 30, 2001. The reduction in revenue for the three months ended September 30, 2001 was partially offset by a reduction in direct costs of $0.9 million and a reduction of operating costs of $0.9 million, these cost reductions were a result of the Company's previously announced restructuring and cost control efforts.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                        --------------------------------  --------------------------------
                                                             2001             2000             2001             2000
                                                        ----------------  --------------  ---------------  ---------------
                                                          (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
       Revenue
          Software and services......................          56.0%             67.1%         54.8%            68.9%
          Hosting and information technology.........          21.4              11.9          24.2             11.4
          Third-party products and services..........           2.3               6.2           4.1              5.0
          Maintenance and support....................          20.3              14.8          16.9             14.7
                                                        ----------------  --------------  ---------------  ---------------
                                                              100.0              100.0        100.0            100.0

       Direct costs.................................           51.7              49.1          53.9             45.4
                                                        ----------------  --------------  ---------------  ---------------
       Gross profit.................................           48.3              50.9          46.1             54.6
                                                        ----------------  --------------  ---------------  ---------------
       Operating expenses
          Research and development...................          14.6              14.5          14.8             15.3
          Sales and marketing .......................          20.4              19.7          22.1             21.5
          General and administrative.................          13.1              11.6          11.6             14.0
          Restructuring charge.......................           -                 -            13.7              -
          Provision for doubtful accounts............           -                 -             2.7              -
          Costs of merger............................           -                 -             -                4.8
          Amortization of intangible assets..........           0.1               0.4           3.7              0.5
                                                        ----------------  --------------  ---------------  ---------------
                                                               48.2              46.2          68.6             56.1
                                                        ----------------  --------------  ---------------  ---------------
       Operating income (loss)......................            0.1               4.7         (22.5)            (1.5)

       Valuation allowance on investments...........            -                -              6.2                -
       Other income (expense) ......................            0.5               0.6          (0.7)            (0.7)
                                                        ----------------  --------------  ---------------  ---------------
       Income (loss) before tax provision...........            0.6               5.3         (29.4)            (2.2)
       Provision for (recovery of)  income taxes....            0.3               1.7          (1.5)             0.9
                                                        ----------------  --------------  ---------------  ---------------
       Net income (loss)............................            0.3%              3.6%        (27.9)%           (3.1)%
                                                        ================  ==============  ===============  ===============

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenue. Revenue decreased by $2.5 million (16.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to decreases in revenue from software and services offset by an increase in hosting and IT services, and maintenance and support revenue during the third quarter of 2001 relative to the same period in 2000.

     Software and services revenue decreased by $3.1 million (30.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision making cycle and a reduction of capital expenditures by customers. Customer delays in making purchasing decisions and reductions in expenditures resulted in fewer customer contracts and lower than anticipated revenues from implementation of customer contracts in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward Looking Statements".

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000 (continued)

     Hosting and IT services (formerly e-Business) revenues primarily consist of sales by the Company's subsidiary, Connectria. Revenue for the three months ended September 30, 2001 was $2.8 million as compared to $1.8 million for the three months ended September 30, 2000. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. Hosting and IT service revenues are dependent on a small number of significant contracts. One contract in particular accounted for approximately 57% of total hosting and IT services revenues for the three month period ended September 30, 2001 as compared to approximately 46% of total hosting and IT services revenues for the three month period ended September 30, 2000.

     Third party products and services revenue decreased by $0.7 million (69.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $2.6 million for the three months ended September 30, 2001 as compared to $2.3 million for the three months ended September 30, 2000. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of service the Company is engaged to provide in support of its installations.

     Direct Costs. Direct costs were 51.6% of revenue for the three months ended September 30, 2001 as compared to 49.1% for the three months ended September 30, 2000. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for its first Advantex r7 installations. As a result, the percentage of direct costs compared to revenues for the three months ended September 30, 2001 increased as compared to the three months ended September 30, 2000. The Company expects that the dollar amount of direct costs attributable to labour and rental charges will decline upon completion of the restructuring plan. See "Forward Looking Statements".

     Gross Margins. Gross margins were 48.4% of revenue for the three months ended September 30, 2001 as compared to 50.9% for the three months ended September 30, 2000. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to higher costs for the first installations of Advantex r7. During the three months ended September 30, 2001, there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and an increase in hosting and IT services revenues, which typically have lower margins than software and services revenue. These factors resulted in a decrease in gross margin for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The Company expects that the current restructuring will enable the Company to maintain, on a relative basis, stable gross margins in the near future. See "Forward Looking Statements".

     Research and Development. Research and development expenses were 14.6% of revenue for the three months ended September 30, 2001 and 14.5% of revenue for the three months ended September 30, 2000. Total research and development expenditures for the three months ended September 30, 2001 of $1.9 million represents a decrease of $355,000 (15.7%) as compared to the same period in 2000. The decrease in research and development expenses in 2001 is a result of the completion of the Advantex r7 development project during the first quarter of 2001. The Company anticipates continuing to commit a significant portion of its product revenues to enhancement of existing products and the development of new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000 (continued)


     Sales and Marketing. Sales and marketing expenses were 20.4% of revenue for the three months ended September 30, 2001 and 19.7% of revenue for the three months ended September 30, 2000. This represents a decrease of $405,000 (13.2%) as compared to the same period in 2000. The decrease was primarily due to controls on spending initiated during 2001 in conjunction with the Company's previously announced restructuring program. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for its products.

     General and Administrative. General and administrative expenses were 13.1% of revenue for the three months ended September 30, 2001 and 11.6% of revenue for the three months ended September 30, 2000. Total general and administrative expenses of $1.7 million represents a decrease of $97,000 (5.4%) for the three months ended September 30, 2001 as compared to the same period in 2000. The decrease is the result of a cost control effort initiated by the Company in the first and second quarters of 2001 that was designed to control discretionary spending. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward Looking Statements".

     Amortization and provision for valuation of Intangible Assets. Amortization and impairment charges for intangible assets for the three months ended
September 30, 2001 decreased $57,000 as compared to the three months ended September 30, 2000. The decrease in amortization is a result of a determination by the Company that an impairment in the value of the goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the three months ended March 31, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the acquired company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc., during the three months ended March 31, 2001. Therefore, during the three months ended September 30, 2001 only amortization relating to a purchased web site domain name was taken, resulting in the decrease as compared to the three months ended September 30, 2000.

     Other Income (Expense). Other income was $71,000 for the three months ended September 30, 2001 as compared to $89,000 for the three months ended September 30, 2000. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest on cash and short term deposits, short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended September 30, 2001 at the rate of 46.0%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.


Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Revenue. Revenue increased by $1.6 million (3.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase mainly relates to hosting and IT services revenue and maintenance and support revenue, partially offset by a decrease in software and service revenue.

     Software and services revenue decreased by $5.2 million (17.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The Company's software and service revenue was impacted by an increase in time taken for the decision making cycle and reduction of capital expenditures by customers. Customer delays in making purchasing decisions and reductions in expenditures resulted in fewer customer contracts and lower than anticipated revenues from implementation of customer contracts for the Company in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and as a result the reduction in revenue. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward looking statements".

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 (Continued)


     Hosting and IT services revenues primarily consist of sales by the Company's subsidiary, Connectria. Hosting and IT services revenue for the nine months ended September 30, 2001 was $10.8 million compared to $4.9 million for the nine months ended September 30, 2000. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. Hosting and IT service revenues are dependent on a small number of significant contracts. One contract in particular accounted for approximately 52% of total hosting and IT services revenues in the nine months ended September 30, 2001 as compared to approximately 42% of total hosting and IT services revenues for the nine months ended September 30, 2000.

     Third-party products and services revenue decreased by $0.3 million (15.0%) for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Revenue from deliveries of third-party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers. Accordingly, this may result in large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Maintenance and support revenue was $7.5 million for the nine months ended September 30, 2001 as compared to $6.3 million for the nine months ended September 30, 2000. Maintenance and support revenue increased as a result of growth in the Company's installed customer base.

     Direct Costs. Direct costs were 53.9% of revenue for the nine months ended September 30, 2001 as compared to 45.4% for the nine months ended September 30, 2000. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue resulted from the Company incurring additional costs for its first Advantex r7 installations. As a result, the percentage of direct costs compared to revenues for the nine months ended September 30, 2001 increased as compared to the nine months ended September 30, 2000. The Company expects that the dollar amount of direct costs should decrease once the restructuring is complete mainly due to a decrease in labour and rental charges being incurred. See "Forward Looking Statements".

     Gross Margins. Gross margins were 46.1% of revenue for the nine months ended September 30, 2001 as compared to 54.6% for the nine months ended September 30, 2000. The decrease in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to higher costs for the first installations of Advantex r7. During the nine months ended September 30, 2001 there was a decrease in software and services revenue, which typically has a higher gross margin than the Company's other sources of revenue, and an increase in hosting and IT services (formerly e-Business) revenues, which typically have lower margins than software and services revenue. These factors resulted in a decrease in gross margin for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The Company expects that the current restructuring will enable the Company to maintain relatively stable gross margins in the near future. See "Forward Looking Statements".

     Research and Development. Research and development expenses were 14.8% of revenue for the nine months ended September 30, 2001 and 15.3% of revenue for the nine months ended September 30, 2000. Total research and development expenditures for the nine months ended September 30, 2001 of $6.6 million represents an increase of $23,000 (0.4%) as compared to the same period in 2000. The modest increase in the dollar amount of research and development expenses in 2001 is a result of the continued development and enhancement of the Company's Advantex products, as well as development of the Company's eService offering. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 (Continued)


     Sales and Marketing. Sales and marketing expenses were 22.1% of revenue for the nine months ended September 30, 2001 and 21.5% of revenue for the nine months ended September 30, 2000. This represents an increase of $0.6 million (6.4%) as compared to the same period in 2000. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings including Advantex r7 and hosting and IT services initiatives in the current year. This increase more than offset the cost savings due to controls on spending initiated during the third quarter of the current year. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts, and initiatives to penetrate additional markets for its products.

     General and Administrative. General and administrative expenses were 11.6% of revenue for the nine months ended September 30, 2001 and 14.0% of revenue for the nine months ended September 30, 2000. Total general and administrative expenses of $5.2 million represents a decrease of $0.8 million (13.8%) for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is the result of a cost control effort initiated by the Company in the first quarter of 2001 that was designed to control discretionary spending.

     Restructuring Charge. During the nine months ended September 30, 2001, the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $6.1 million for the nine months ended September 30, 2001 relating to severance, subleasing of excess office space, and the writedown of surplus capital assets. As of September 30, 2001, the Company had drawn down $2.7 million of its restructuring provision.

     Provision for doubtful accounts. During the nine months ended September 30, 2001, the Company recorded a charge of $1.2 million as a provision against several trade accounts receivable balances. Due to significant uncertainty surrounding collection of several specific accounts the Company has taken a charge to value the accounts at the amount most likely to be collected. This provision arose due to the increased uncertainty as to the collection of accounts receivable from specific customers in the markets the Company services.

     Costs of merger. During the nine months ended September 30, 2000, the Company completed its acquisition of Connectria. This transaction was accounted for under the pooling of interests method. During the nine months ended September 30, 2000, the Company incurred one time acquisition costs of approximately $2.1 million. This was a charge incurred on acquisition and was not repeated in 2001.

     Amortization and provision for valuation of Intangible Assets. Amortization and impairment charges for intangible assets for the nine months ended September 30, 2001 increased $1.5 million over the amortization of intangible assets for the nine months ended September 30, 2000. The increase in amortization and provision for valuation of intangible asset is the result of a determination by the Company that an impairment in the value of the goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the nine months ended September 30, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the acquired company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc.

     Valuation Allowance on Investments. As part of its e-Business strategy, the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments during the nine months ended September 30, 2001.

     Other Income (Expense). Other expense was $301,000 for the nine months ended September 30, 2001, as compared to $300,000 for the nine months ended September 30, 2000. Substantially all of other income relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash, short-term deposits, short-term borrowings under the line of credit and capital lease obligations.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 (Continued)

     Income Taxes. The Company provided for recovery of income taxes on losses for the nine months ended September 30, 2001 at the rate of 5.9%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the blended effect of Canadian, US and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and there is no certainty the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the nine months ended September 30, 2001.


Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS No. 142 bases its guidelines for accounting for goodwill on the notion that acquired entities are generally integrated into the acquiring entity and that goodwill should be assessed as part of the combined, or reporting, unit. Further, SFAS No. 142 specifies that goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. Goodwill impairment will be determined by applying a two-step process that begins with evaluating the fair value of a reporting unit to identify possible impairment and then a measurement of the magnitude of the impairment.

     As a result of implementing SFAS No. 142, it is expected that the amortization of goodwill will stop as of December 31, 2001. The Company will be required to assess goodwill and other intangible assets acquired in previous acquisitions as well as their useful lives at least annually.

     The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years."


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, lines of credit, capital leases, private placements and public offerings of its securities. At September 30, 2001, the Company had cash and cash equivalents of $11.4 million and working capital of $18.0 million.

     Cash provided by (used in) operating activities was $0.8 million for the nine months ended September 30, 2001 compared to $(2.2) million for the nine months ended September 30, 2000. The net inflow of cash from operating activities, after adding back depreciation and amortization of $4.5 million and the valuation allowance on investments of $2.8 million, is due to a net decrease in non-cash working capital items of $5.5 million, a write down in capital assets of $0.6 million, a stock based compensation charge of $0.3 million, and a net loss of ($12.4) million for the nine months ending September 30, 2001. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables, a decrease in trade receivables and an increase in accrued liabilities. The decrease in unbilled trade receivables is due to timing differences arising between revenue recognition and billing milestones in certain multiphase implementations, as well as the Company having met certain milestones on Advantex implementations. The decrease in trade receivables is a result of increased collections during the nine months ended September 30, 2001. The increase in accruals is due to the provision for restructuring taken during the nine months ended September 30, 2001.

     Cash used in financing activities of $1.7 million during the nine months ended September 30, 2001 primarily relates to $1.7 million in repayments of capital leases made during the quarter. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $1.3 million for the nine months ended September 30, 2001 as compared to $7.3 million for the nine months ended September 30, 2000. Total investing activity during the nine months ended September 30, 2001 consisted of $1.8 million in purchases of capital assets, offset by proceeds on settlement of a note receivable of $331,000, and a $134,000 net decrease in lease receivable. Purchases of capital assets include computer hardware and software for use in implementation activities and to support the growth of the hosting and IT services operations. The proceeds on settlement of the note receivable related to a note the Company received as partial payment on sale of its Transportation Business Unit in 1999. The note was due and paid in full on January 1, 2001. Investing activities in 2000 related primarily to purchases of capital assets, and the investment in preferred stock of two internet based Companies.

     Existing sources of liquidity at September 30, 2001 include $11.4 million of cash and cash equivalents and up to CDN $8.0 million available under the Company's operating line of credit. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 60% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At September 30, 2001, the Company had no borrowings under the line of credit.

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

     The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than the Canadian dollar, the Euro and the Great Britain pound sterling. The Company has operations in Canada, Great Britain, Denmark and the Netherlands in addition to its operations in the United States and did not hedge these exposures in 2001. However, the Company may from time-to-time hedge any net exposure to the Canadian dollar, the Great Britain pound sterling, and the Euro.

     As of September 30, 2001, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts, assets and liabilities would be approximately $3.6 million. The majority of the Company's foreign exchange exposure is to the Canadian dollar. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co. L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The contract related to a license and MDSI's installation of one of its systems for Citizens. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and seeking repayment of all sums paid to MDSI in addition to interest and attorneys' fees. Citizens requested and MDSI agreed to mediate the dispute. Mediation took place on April 3, 2001, with no settlement being reached. The parties subsequently agreed to postpone the litigation proceedings in order to continue settlement discussions. If a satisfactory settlement is not reached, MDSI intends to pursue the lawsuit vigorously.

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

               None.

     ITEM 5. OTHER INFORMATION

               None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number         Description
-------        -----------
 2.1(3)        Agreement  and Plan of  Merger  dated  April 17,  1997  among the
               Company, MDSI Acquisition Corp., Alliance,  Geoffrey Engerman and
               Doug Engerman (previously filed as Exhibit 2.2)

Exhibit
Number         Description
-------        -----------
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

10.16(3)(2)    Employment  Agreement  dated February 1, 1999 between the Company and Kenneth R. Miller

10.17(6) Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*

Exhibit
Number         Description
-------        -----------
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

99.1           Risk Factors
-----------

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

     (b)  Reports on Form 8-K

          During the three month period ended September 30, 2001, the Registrant filed the following reports on Form 8-K;

               Form 8-K filed on July 7, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MDSI MOBILE DATA SOLUTIONS INC.


Date:  November 14, 2001               By: /s/ Erik Dysthe
                                           ----------------------------------
                                           Name:    Erik Dysthe
                                           Title:   Chief Executive Officer




Date:  November 14, 2001               By: /s/ Verne D. Pecho
                                           ----------------------------------
                                           Name:    Verne D. Pecho
                                           Title:   Vice President Finance &
                                                    Administration and Chief
                                                    Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

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

99.1           Risk Factors
-----------

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