Form 10-K
period 2001-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2002-03-29
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 25, 2002 was approximately US$33,293,415. The number of shares of the Registrant's Common Shares outstanding as of March 25, 2002 was 8,761,425.

                                TABLE OF CONTENTS


Item 1:  Business..............................................................1

Item 2:  Properties...........................................................20

Item 3:  Legal Proceedings....................................................20

Item 4:  Submission of Matters to a Vote of Security Holders..................20

Item 5:  Market for Registrant's Common Equity And Related
           Stockholder Matters................................................21

Item 6:  Selected Financial Data..............................................24

Item 7:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................25

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk...........40

Item 8:  Financial Statements and Supplementary Data..........................41

Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................67

Item 10:  Directors and Officers of the Registrant............................67

Item 11:  Executive Compensation..............................................70

Item 12:  Security Ownership of Certain Beneficial Owners and Management......75

Item 13:  Certain Relationships and Related Transactions......................76

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....76

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to achieve anticipated levels of cost savings and the risk that such cost reduction may adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of slowing United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business - Risk Factors."


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

                                   U.S. Dollars Per Canadian Dollar

                         2001              2000             1999              1998             1997
                         ----              ----             ----              ----             ----
Period End           US$0.6275        US$0.6666         US$0.6925        US$0.6504         US$0.6999
Average                 0.6461           0.6740            0.6744           0.6715            0.7198
High                    0.6714           0.6983            0.6925           0.7105            0.7487
Low                     0.6227           0.6397            0.6535           0.6341            0.6945


     On March 25, 2002 the noon buying rate was CDN$1.00 = US$0.6312 The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in United States dollars.

                                     Part I


Item 1:  Business

The Company

     MDSI Mobile Data Solutions Inc. is a leading provider of mobile workforce management solutions. MDSI's suite of applications improves customer service and relationships, and reduces operating costs by empowering service companies to optimally manage their mobile, field resources. The Company also provides all of the professional services, wireless connectivity, and hosting capabilities necessary to implement and support its solutions. Founded in 1993, MDSI has over 100 major customers worldwide with operations and support offices in the United States, Canada, Europe and Australia. MDSI markets its solutions to a variety of companies that have substantial field service organizations, primarily utilities (electric, gas and water companies), telecommunications companies, and cable/broadband companies, and to a much lesser extent to insurance companies and commercial field service providers. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks and mobile devices to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. Through the Company's Hosting and Information Technology (IT) Services subsidiary, Connectria Corporation ("Connectria"), the Company also provides hosting and IT services, including outsourcing and consulting, to a wide variety of customers.

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


Background

     Field service organizations are confronted on a daily basis with the difficult task of optimally assigning work requests to their mobile workforce, dispatching the work to the field, monitoring the progress of the work, responding to changing conditions, and measuring workforce performance. Common workforce management problems include:

     o    Missed appointments;

     o    Unnecessary overtime;

     o    Repeat customer visits to get the job done right;

     o    Jobs that take too long to complete;

     o    Delayed status reports;

     o    Inadequate information collected from/supplied to the field;

     o    Redundant data entry work; and

     o    Excessive driving time.

     Historically, these organizations have managed and supported their mobile workers by communicating information through wireline or voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion. Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and commercial field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that the low rate of adoption was attributable to the high cost of establishing private radio networks, the difficulty of obtaining radio spectrum for such networks, the high cost and limited functionality of early mobile computing devices and the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures. Additionally, a lack of industry-specific application software which effectively addressed the needs of mobile workers limited the cost-effectiveness of early systems.

     The Company believes that ongoing trends in the regulatory environment, numerous technological advances and competitive pressures have reduced many of these limitations and have provided, and will continue to provide a compelling case for the adoption of mobile data solutions by field service organizations. Deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks providing services at lower costs than ever are now widely available in North America, and similar networks are available in Europe and Austral-Asia . Consequently, the Company believes that mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that these trends will continue to increase the likelihood of adoption of mobile data solutions by companies with field service organizations. See "Forward-Looking Statements."


The MDSI Solution

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of field service organizations in targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable these organizations to effectively communicate with, manage and support their mobile workers in their execution of work orders.

     MDSI's products are designed to interface with a variety of public and private mobile data networks, including PCS networks and satellite-based data transmission networks, and are compatible with a variety of operating platforms, computer networks and in-house applications. The most recent version of the Company's software is also designed to be Internet-enabled, allowing service companies' dispatchers and mobile technicians to use web browsers to interface with the Company's software and enable the users to manage their work. For the mobile user, that browser can be located on a variety of mobile devices, such as a laptop, personal digital assistant, pager or web phone.

     To effectively address a customer's mobile workforce management requirements, MDSI combines its products with services, such as systems implementation and integration, training and documentation, workforce management assessments, consulting, and ongoing technical support and software maintenance. Where appropriate, MDSI also provides third party products and services as part of a complete mobile data solution.

Advantex r7

     Advantex r7, the latest version of MDSI's mobile workforce management product, is a feature-rich product that offers a comprehensive solution tailored to address the specific mobile workforce management needs of MDSI's customers in MDSI's target markets, including market-specific solutions for the utility industry and the telecommunications industry. Advantex efficiently manages the life cycle of a service work order and the days of the mobile workers who execute them. It schedules service requests and, using complex business rules, assigns them to the best available mobile resource. Advantex then dispatches work order details to mobile resources who use the solution to process their work throughout the day and send status updates and order completion information back to the office all wirelessly, in real-time. This provides dispatchers, supervisors and enterprise applications, such as call centres and customer information systems, with up-to-date information to enable them to effectively monitor and manage field service operations at all times.

     Advantex is the result of more than ten years of development and has been field validated by over 100 companies in the utility, telecommunications and cable/broadband industries. Advantex uses global standards, such as CORBA (Common Object Request Broker Architecture), Java, HTML, XML, WAP and Unicode, and industry standard products, such as Oracle's database and BEA's infrastructure tools, to deliver a solution that meets customers' needs for a scalable, open and interoperable solution. Advantex has been implemented for customers supporting as few as 70 and as many as 7,000 mobile workers. Advantex can be offered as an "enterprise" solution delivered and implemented on the customer's site, or as an ASP solution (Advantex ASP) hosted offsite. The primary components of Advantex are:

     o Advantex Scheduling--Books and manages appointments with customers and automatically assigns work orders to mobile workers based on skill and equipment match, location, availability, and priority.

     o Advantex Dispatch--Allows dispatchers to monitor work orders and workers. Allows dispatchers to view the field service information that is most critical to them at any given moment, to manage work orders (e.g., cancel, modify, dispatch), and to receive alerts for unusual situations requiring dispatcher intervention (e.g., worker in jeopardy of missing an appointment).

     o Advantex Mobile--Enables mobile workers to receive work orders, view work order information, track their status, enter work results, and query company applications for additional information needed to complete work. Promotes efficient workflow by providing the information mobile workers need to do their work when they need it.

     o Advantex Wireless--Provides wireless connectivity across public and private networks, and wireless compression, encryption, and the ability to work offline in "out of coverage" situations.

     o Advantex Resources--Allows administrators to define resources that perform work (e.g., mobile workers and crews) and their attributes (e.g., work areas, skills, equipment), manage crew composition, define shift rotations, and manage day-to-day technician availability (e.g., ad hoc adjustments for absences).

     o Advantex Decision Support--Collects and archives data in a historical database and allows it to be presented for easy-to-understand reporting and trend analysis via a web-browser. Lets managers prepare customized reports on key performance indicators to measure mobile workforce performance.

     o Advantex Compose--A configuration tool used to define a customer's work practices and generate a customized Advantex system. Defines the types of work the customer performs, the work order details, how the work orders are presented to dispatchers and mobile workers, the forms to be completed in the field, and the validation rules that apply to work results entered in the field.

     o Advantex Transaction Broker--Integrates Advantex with the customer's enterprise applications (e.g., SAP, Siebel). Bundled with Advantex when MDSI provides application integration services.

     o Advantex Vehicle Tracking--Allows dispatchers to use maps and GPS (Global Positioning System)-equipped vehicles to track in real-time the location of mobile workers and their work orders and to execute a wide variety of tasks directly from the map interface.

     o Advantex Complex Orders-- Coordinates mobile workers working on related orders. Parcels orders into individual tasks, manages task assignment and dispatch, ensures that precedence relationships are maintained, and monitors task status.

     o Advantex Common Cause-- Allows dispatchers and managers to recognize related trouble work orders and manage them as individual dispatched work orders.

     o    Advantex Time Reporting--Allows mobile workers to allocate time to job
          codes  and  to  record  time  spent  on  other  activities.   Replaces
          paper-based time reporting.


Professional and Customer Support Services

     MDSI provides a complete range of specialized professional and customer support services to assist its clients in implementing and using MDSI's products effectively. Contracts for the sale of MDSI's software typically include a customer support and maintenance agreement, as well as professional services such as implementation, systems integration, training and documentation, and may also include workforce management assessments and audits and workforce management consulting. The Company believes that providing these services facilitates effective implementation of its products and fosters a strong relationship with the customer that often leads to future orders for MDSI products and services.


Professional  Services

     A professional services engagement usually lasts for six to twelve months and involves working with the customer in defining, constructing and installing the Advantex solution, as well as integrating it with the customer's other software solutions ("enterprise applications") and training the client in how best to use Advantex. The engagement generally occurs in three logical phases: definition, construction, and installation.

     o Definition--MDSI works with the customer to determine the customer's preferred configuration for the Advantex system. A customer's Advantex configuration will depend on a number of factors, including the types of work the customer performs, the information associated with each type of work order, how the customer would prefer information to be presented to dispatchers and mobile workers (i.e., screen layouts) and what information the customer intends to collect from the field (i.e., work results).

     o Construction--MDSI configures the baseline Advantex software in accordance with the customer's needs to create a finished product. Once the Advantex system has been configured, MDSI tests the system at its facilities to ensure that the configured system is ready to be installed at the customer's site.

     o Installation--MDSI installs Advantex at the customer's site. The system is then tested until acceptance criteria are met. Upon acceptance, the customer is ready to deploy the solution to the field and begin rollout. The duration of the rollout period will depend on several factors, including the length of time the customer wishes to test the new system with a pilot group, the size of the customer's mobile workforce, and the extent to which the practices the customer has incorporated into the system are a departure from current practices.

     MDSI's depth of experience in the utility, telecommunications, and cable/broadband industries allows it to integrate Advantex with customer information systems, customer relationship management systems, billing systems and outage management systems, among others. Whenever industry solutions such as these are the source of work orders or the destination for work results, MDSI offers application integration services. MDSI provides complete training services and systems documentation that address the implementation and operation of an Advantex mobile workforce management system.

     MDSI also offers mobile workforce management practices assessment services, to help customers assess where they stand against their peers, as well as mobile workforce management consulting and training services, to enable customers to make the most effective use of Advantex in their organizations to improve customer satisfaction and increase operational efficiency. At December 31, 2001, the Company had 172 professional services personnel, of whom 91 were located in Canada, 74 in the United States and 7 in Copenhagen.

Customer Support

     The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, which may be annual or on a multi-year basis, that take effect on the expiration of the product warranty period, which is typically 90 days. At December 31, 2001, the Company had 48 customer support personnel, of whom 33 were located in Canada, 11 in the United States and 4 in Copenhagen.


Markets

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. Traditionally, the Company has focused its attention on mid and large-sized customers in the telecommunications, cable/broadband, and utilities (electric, gas and water) markets. To a lesser extent, the Company has also served the commercial field service and public safety markets, though recently the Company decided to stop pursuing opportunities in the public safety market. See "Public Safety" below. The Company evaluates new target markets for mobile workforce management based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets. The Company believes that its markets will grow, both in terms of number of potential customers and revenues, in the future, particularly outside North America. See "Forward-Looking Statements."

     Utilities. The utilities market targeted by the Company primarily consists of electric, gas and water companies in the United States, Canada, Europe and to a lesser extent Austral-Asia. The Company has traditionally targeted the distribution operations within a utility. The Company believes, however, that such operations generally account for only a portion of the total number of a utility's mobile workers, with the balance attributable to mobile workers engaged in sales, construction, engineering and management functions. As a result, the Company believes that there is an opportunity to increase sales to existing customers and generate incremental revenue. See "Forward-Looking Statements". MDSI's products have been implemented or are being implemented in over 60 gas, electric and water utilities located in the United States, Canada, Europe and Austral-Asia. MDSI believes that the total number of utilities with more than 100 mobile workers (MDSI's typical target market) exceeds 400 in the United States alone.

     Telecommunications and Cable/Broadband. MDSI sells its Advantex product into the telecommunications, and cable/broadband markets in the United States, Canada, Europe and to a lesser extent Austral-Asia. Recently, the markets for these services have been converging. For example, companies that used to provide traditional voice telecommunications services are now permitted to provide data services, basic cable and other broadband services. Similarly, companies that provided traditional cable TV service, now also provide cable telephony services and Internet services.

     The telecommunications market consists of wireline providers of local, and long-distance services, wireless communication service providers and ISPs (Internet service providers). The wireline market in North America is comprised of IXCs (Inter-exchange carriers), ILECs (Incumbent Local Exchange Carriers), and CLECs (Competitive Local Exchange Carriers). In Europe, the national telecommunication providers are referred to as PTT's (Post, Telephone &
Telegraph). MDSI has installed or has a contract to supply its products to numerous telecommunication companies worldwide, including Belgacom S.A., Bravida A.S.A, Eircom plc, and TDC Tele Danmark A/S. MDSI believes that the total number of telecommunications companies and cable/broadband companies with more than 100 mobile workers (MDSI's typical target market) exceeds 300 and 100, respectively, in the United States alone. Although, only a small percentage of telecommunications companies have adopted mobile workforce management solutions, MDSI believes that a number of major telecommunications companies are evaluating the need for such a system, and that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels as the worldwide deregulation of the telecommunications markets continues to unfold. The Company anticipates, however, that continued economic uncertainty in the telecommunications and cable/broadband markets will have an adverse impact on software and services revenues in the short term. See "Forward-Looking Statements."

     Cable/broadband services consist of basic cable television services and new digital interactive broadband services, including digital cable TV services, cable data and Internet services, cable telephony services, and other interactive broadband data and multimedia services. The market is comprised of traditional cable MSOs (Multiple System Operators) and independent cable system operators, satellite service operators, new broadband divisions of traditional telecommunication firms, and new broadband entrants. Currently, in North America, approximately 80% of the subscriber base is under the control of the ten largest MSOs. Although several of these major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. Additionally, these MSOs are increasingly outsourcing some of their field technician work to specialty contractors, a group where MDSI does not have market share, but one that could represent a future opportunity. See "Forward-Looking Statements." MDSI has installed or has a contract to supply its products to several major cable operators, including Cox Communications Inc. and Adelphia Communications Corporation in the United States and Rogers Cablesystems Ltd and Videotron in Canada.

     Changes in the regulatory environment and technological developments, such as satellite television have led to the introduction of significant competition in the cable market. MDSI sees this enhanced level of competition as being very positive for its business. MDSI believes that growing competition and the introduction of new services will lead cable operators to adopt mobile data solutions to improve their competitiveness, efficiency and level of customer service. See "Forward-Looking Statements."

     Commercial Field Service. The commercial field service market consists of a large number of organizations who provide general field services as their business. These organizations include companies engaged in the maintenance and repair of IT/Networking services, office equipment, medical/scientific equipment, industrial equipment, and HVAC (Heating, Ventilation and Air Conditioning) systems, amongst others. To date, the Company has not focused its primary attention on this market, but it has had some penetration. MDSI believes that the total number of such companies with more than 100 mobile workers (MDSI's typical target market) exceeds 3,500 in the United States alone.

     For the commercial field service industry, MDSI is in the process of developing a subset of Advantex that is primarily comprised of the Advantex Wireless and Advantex Mobile components. MDSI anticipates integrating this solution with field service products from other independent software vendors who serve the commercial field service market, and offering the integrated solution to the market through joint sales and marketing efforts.

     Public Safety. During 2001, MDSI decided not to continue pursuing opportunities in the public safety market, consisting of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and the market has not represented a material portion of MDSI's revenues. The Company is currently in the process of evaluating alternatives for this business, including divestiture and wind down of operations. The Company expects to complete the process in the second half of 2002.


Customers

     For the year ended December 31, 2001, MDSI's software and services revenues were distributed approximately as follows: 35% from the telecommunications and, cable/broadband market, 55% the utilities (electric, gas and water) market and the remaining 10% from other markets. During the year ended December 31, 2001 the Company generated approximately 81% of its revenue from North America, approximately 17% of its revenue from Europe, and the remaining 2% of its revenue from other parts of the world, primarily Austral-Asia.

     The Company's customers vary in size from small local companies to large regional and international organizations. During the year ended December 31, 2001 the Company earned revenue from one customer that accounted for 12.7% of overall revenue. The Company anticipates that revenue from this customer will account for a smaller percentage of the Company's revenue in the future. The Company did not earn revenue from any one customer that accounted for greater than 10% of overall revenue during the year ended December 31, 2000 and during the year ended December 31, 1999, one U.S. utility company accounted for 10.9% of the Company's consolidated revenue. In the years ended December 31, 2001, 2000 and 1999, approximately 35.8%, 25.8% and 31.0%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue.

In the years ended December 31, 2001, 2000 and 1999, revenue derived from sales outside of North America accounted for 18.3%, 20.0% and 22.1% of the Company's total revenue, respectively. See "Note 12 of the Company's Consolidated Financial Statements." Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."


Product Development

     The mobile workforce management industry is characterized by rapid technological change and increasing user requirements. Accordingly, the Company must be able to provide new functionality and to modify and enhance existing functionality on a timely and continuing basis in order to be competitive. To accomplish this objective, the Company's strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, the Company may acquire complementary technology developed by third parties for integration into the Company's products.

     The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner.

     As of December 31, 2001, MDSI's technical and engineering staff, supporting product development, consisted of 100 employees, including 72 employees based at its Richmond, British Columbia headquarters and 28 in the United States.

     During the years ended December 31, 2001, 2000 and 1999, the Company's total expenditures for product development were $8.1 million, $9.0 million and $6.9 million, respectively, reflecting 13.9%, 14.7% and 11.8% of the Company's revenue, respectively. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. See "Forward-Looking Statements."


Sales and Marketing

     The Company markets its products through a direct sales force as well as through strategic remarketing and/or joint selling arrangements with independent software vendors, and systems integrators.

     Direct Sales Force. MDSI's sales personnel are knowledgeable about the technological components of wireless applications and current industry and enterprise-specific application issues. As part of its 2001 restructuring, the Company organized its sales personnel by geographic market. The Company's sales personnel employ their expertise to develop long-term consultative relationships with customers in order to identify the needs of the customer and provide specific and effective solutions. To date, substantially all of the Company's revenue has been generated by direct sales activities.

     Independent Software Vendors. MDSI establishes relationships with other independent software vendors that sell complementary products, such as billing or customer relationship management solutions, into MDSI's markets. The relationships typically involve MDSI working with the vendors to establish a standard integration of the companies' products, and jointly identifying and jointly executing on sales prospects for the integrated solution. For example, the Company has established such a relationship with Siebel Systems Inc. In some cases, relationships have been formalized through written agreements, while others remain informal.

     Systems Integrators. MDSI also establishes strategic relationships with systems integrators that work in the Company's markets to provide end-to-end solutions on a customer-by-customer basis or as an integrated product offering for the vertical market. In either case, MDSI works with the integrator to assist in the sales process and to integrate MDSI's products with the other component software pieces. To date, MDSI has worked with Cap Gemini, Ernst & Young LLP, Accenture LLP, PricewaterhouseCoopers LLP, CGI, and SchlumbergerSema, amongst others. In some cases the relationships have been formalized through written agreements, while others remain informal. In the future, MDSI intends to involve these integrators in providing the implementation work surrounding customer installations. See "Forward-Looking Statements."

     At December 31, 2001, the Company's sales, marketing and technical support group consisted of 58 employees, with 26 based out of the Company's Richmond, British Columbia facility, 20 based out of its Itasca, Illinois facility, 3 based out of its St. Louis, Missouri facility, and 9 based out of various other international locations.


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

     Within these markets, there are a number of competitors, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. The Company expects such competition to intensify as acceptance and awareness of mobile data communications and technology continue. In addition, some of the Company's potential customers develop software solutions internally, which may delay or eliminate the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements.

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

     The Company believes that in the utilities, telecommunications and, cable/broadband industry segments the most important competitive factors are the reputation of the supplier and its proven record in implementing wireless data solutions. MDSI believes that its long and successful track record in these markets gives it a competitive advantage in this regard. The Company primarily competes in the utilities market with Utility Partners, L.C. (which recently filed for bankruptcy protection under Chapter 11), M3i Systems, Inc. (which was recently acquired by Cognicase, Inc.), Integraph Corporation and iMedeon, Inc. (which has recently merged with ViryaNet Ltd.). The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies Inc. (formerly Bellcore), a company which has historical relationships with certain of the large telecommunications companies, and more recently ClickSoftware, Inc. (formerly IET) and ViryaNet Ltd., which the Company mostly sees as competition for small accounts. In the cable/broadband market, the Company's primary competitors are Telcordia, C-Cor.net Corp. (formerly MobileForce Technologies, Inc.), PointServe Inc.(through its merger with Brazen Software Inc.), CSG Systems International Inc., and Viryanet Ltd., again only for small accounts.

     The Company believes that the principal competitive factors in the commercial field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, the Company's principal competitors are Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited (which recently acquired the assets of Clarify), Oracle Corporation, PeopleSoft Inc, and Siebel Systems Inc. which, to the Company's knowledge, offer less comprehensive solutions and which MDSI currently sees as potential partners for expanding their penetration in this market.


Hosting and IT Services

Background

     In addition to its core mobile workforce management business, beginning in early 2000 MDSI unveiled an eBusiness strategy whereby it planned to "rent" hosted workforce management and wireless connectivity solutions over the Internet from a wirelessly-enabled Application Service Provider (ASP) site. The Company's eBusiness solutions included Advantex ASP, eService Manager, and eService Mobile, as well as hosted versions of the Company's and third parties' wireless middleware solutions which enable wireless communications over a variety of wireless networks and mobile devices.

     In connection with this strategy, in June 2000 MDSI acquired Connectria Corporation, a provider of managed hosting and IT services to a wide variety of customers. Connectria provided the hosting infrastructure for the Company's eBusiness products as well as components of the technology behind the eService products. MDSI intended to offer its eBusiness solutions either on a subscription basis where customers would pay a monthly fee for their use, or on a "per transaction" basis where customers would pay each time they used the solutions.

     Under a new senior management team in 2001, MDSI decided to put greater focus on its core mobile workforce management business and consequently reduce focus on the eBusiness strategy. This prompted corresponding organizational changes. The Company transferred Advantex ASP to its core mobile workforce management operations, where the Company's direct sales force offers it as an alternative to an enterprise-installed solution. MDSI also stopped further development and marketing efforts on its eService suite and hosted wireless middleware solutions, though MDSI continues to serve existing customers of the products. The eBusiness Division was then renamed Hosting and IT Services to better reflect Connectria's core business, which generated and continues to generate the majority of the Company's Hosting and IT Services revenue.

     As a result of the  Company's  strategy  to focus on its  mobile  workforce management operations, the Company is currently evaluating strategic alternatives with respect to its Hosting and IT Services business. The Company currently expects to make a decision regarding this business unit by the second half of 2002.


Services

     The services of MDSI's Hosting and IT Services, essentially Connectria, comprise outsourcing, hosting and consulting, and can range from complete outsourcing of an IT department to providing turnkey IT projects.

     Outsourcing: Customized IT Outsourcing Solutions leverage Connectria's Data Centers, Network Operation Centers, and Application Development Centers, as well as certain services performed on the customer's site. Such outsourcing allows customers to focus on running their business instead of designing, building or running their IT departments.

     Hosting: Connectria provides customized hosting programs for clients that require world-class data center operations. Connectria provides management services for all major hardware platforms including mainframes, servers, databases, application servers, operating systems, IP-based networks, storage area networks and wireless networks. Connectria provides full operational support including system and network monitoring, problem resolution, version management, backup and restore, change control, capacity planning, performance tuning and system programming.

     Consulting: Connectria provides a variety of IT consulting services including, application development, system and network engineering, and various operations support services, such as help desk support, data center management and network management.


Customers

     MDSI provides Hosting and IT Services to numerous third parties primarily located in the United States. The customers for these services are typically medium to large sized businesses spanning all types of industries, that outsource their computer hosting needs in order to increase efficiency, obtain increased technical expertise, and reduce cost.

     During the year ended December 31, 2001, one customer accounted for approximately 54% (2000 - 37%; 1999 - 0%) of Hosting and IT Services revenues.


Competition

     The Company believes that the principal competitive factors in the Hosting and IT Services market are the integrity of the Company's business model, and the financial viability of the organization. The Company again believes that its track record in this business provides it with a competitive advantage. The Company will face competition from managed IT services providers such as Rackspace and Jamcracker Inc.


Employees

     As of December 31, 2001, the Company had 448 full-time employees and contractors, including 272 in technical and engineering, 58 in sales, marketing and technical support, 48 customer support and 70 in management, finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good.


Financial Information About Segments and Geographic Markets

     For certain information regarding the Company's reportable segments and geographic markets, see Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.


Risk Factors

     The Company's business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.


Potential Fluctuations in Quarterly Operating Results

     The Company's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased competition, regulatory and other developments in the Company's vertical markets, changes in the demand for the Company's products and services, the cancellation of contracts, the timing of new product announcements and introductions, changes in pricing policies by the Company and its competitors, delays in the introduction of products or enhancements by the Company, expenses associated with the acquisition of products or technology from third parties, the mix of sales of the Company's products and services and third party products, seasonality of customer purchases, personnel changes, political and economic uncertainty, the mix of international and North American revenue, tax policies, foreign currency exchange rates and general economic and political conditions.

     The Company believes that the events of September 11, 2001 and recent economic developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess of supply in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographical areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. The Company believes that these factors will continue to affect demand for the Company's products and services in 2002, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

     The Company relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. The Company from time to time has experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis, delays caused by customers and development delays. Because the Company currently recognizes revenue on a percentage of completion method, delays in completion of certain contracts have caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. In light of the Company's recent reduction in its work force, there can be no assurance that the Company will be able to complete current projects or implement future systems on a timely and cost effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

     Because the Company is unable to forecast with certainty the receipt of orders for its products and services and the Company's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely affected. As a result, net income may be disproportionately affected because a relatively small amount of the Company's expenses vary with its revenue.

     Based upon all of the foregoing factors, the Company believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. The Company may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. See "Forward-Looking Statements". If new competitors, technological advances by existing competitors or other competitive factors require the Company to reduce its prices or invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenue or achieve revenue growth on a quarterly or annual basis. In fiscal 2001, the Company's revenue declined compared to the same period in 2000. These recent declines have resulted from an economic slow down in the vertical industries served by the Company. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. See "Forward Looking Statements". In such event, the market price of the Company's Common Shares would likely be materially adversely affected.


Dependence on Third Party Products and Services

     Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 2001, 2000 and 1999, 4.5%, 4.6%, and 14.1% respectively, of the Company's revenue was attributable to third party products and services. As the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

Lengthy Sales Cycles for Advantex Products

     The purchase of a mobile workforce management solution is often a significant purchase decision for prospective customers and requires the Company to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company's products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, due to economic conditions and developments in the Company's core markets, the Company has experienced an increase in the time necessary to complete the negotiation and signing of contracts with some of its customers.


Dependence on Large Contracts and Concentration of Customers

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2001, 2000, and 1999, approximately 35.8%, 25.8%, and 31.0% respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the years ended December 31, 2001, 2000 and 1999, one customer accounted for 12.7%, 5.8%, and 10.9% respectively, of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

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

     The Company believes that unfavorable economic conditions and reduced capital spending by existing and prospective customers may adversely affect demand for the Company's products and services in 2002. In particular, service providers, utilities companies and telecommunications companies in the North America were impacted during the latter half of 2000 and during 2001. The September 11, 2001 terrorist attacks and the resulting slow down in the U.S. economy is expected to continue to delay purchasing and implementation decisions. If the economic conditions in the United States and Canada worsen or if a wider or global economic slowdown occurs, the Company may experience reduced revenues, increased costs, reduced margins and increased risks associated with the collection of customer receivables, any of which may have a material adverse impact on its business, operating results, cash flows and financial condition.


Seasonal Variations in Demand

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


Limited Operating History; History of Losses; Increased Expenses

     The Company commenced operations in February 1993 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. As of December 31, 2001, the Company had an accumulated deficit of $23.8 million. There can be no assurance that the Company will realize revenue growth or be profitable on a quarterly or annual basis. The Company plans to continue to contribute significant resources to its operating expenses related to sales and marketing operations, to fund significant levels of research and development, to broaden its customer support capabilities and to maintain its administrative resources. A relatively high percentage of the Company's expenses is fixed in the short term and the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In addition, due to the rapidly evolving nature of its business and markets, the Company's limited operating history and its recent acquisitions, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


Integration of Acquisitions

     The Company may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to the Company's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities, amortization of expenses related to goodwill and other intangible assets and write-off of acquired research and development costs, all of which could materially and adversely affect the Company's financial condition, results of operations and cash flows.

New Product Development

     The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products, including Advantex r7, and from enhancement of existing products. See "Forward-Looking Statements". The Company's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products. For example, the time required for the initial implementation and field testing of Advantex r7 was greater than expected, which resulted in delays in commencement of certain installations of the Advantex r7 product.


e-Business Investments

     As part of MDSI's e-Business strategy, during 2000 the Company made strategic investments in two private companies that have created Internet marketplaces in an aggregate investment of approximately $2.5 million and made advances to a third company of $0.5 million. During 2001, the Company recorded a valuation allowance for the full costs of these investments. There can be no assurance that such entities will be commercially successful or that MDSI will be able to recover or realize a return on its investment in such companies.


System Failures Could Lead to Significant Costs

     The Company must protect its hosting services network infrastructure, its equipment and its customers' equipment (including data) against damage from human error, security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, terrorist attacks, vandalism and similar events. Despite the precautions the Company has taken, a natural disaster or other unanticipated problems at one or more of its data centers could result in interruptions in its hosting services or significant damage to customer equipment. In addition, failure of any of its telecommunications providers to provide consistent data communications capacity or of other network providers to provide interconnection agreements could result in service interruptions. Any damage to, or failure of, the Company's systems or service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on its business. If the Company incurs significant financial commitments to its customers in connection with its failure to meet service level commitment obligations as a result of system downtime or the loss of customer data, its liability insurance may not be adequate to cover those expenses, and its results of operations and financial condition may be adversely affected.


Litigation

     The Company is a party to a suit filed against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of approximately $3.5 million paid to MDSI in addition to interest and attorneys' fees. In its consolidated balance sheet as of December 31, 2001 and 2000, the Company has classified approximately $3.7 million in amounts due from Citizens, which amounts are subject to the suit, as a long term receivable as of December 31, 2001. The Company has not recorded any amounts due from Citizens as doubtful accounts and has not recorded any amounts claimed by Citizens as a contingent or other liability of the Company as the Company believes that is will recover all amounts owing to it. There can be no assurance that the Company will be successful in the prosecution of its claim or in the defense of Citizens' counter claim.

Management of Growth and Reduction of Workforce

     Since its inception, the Company has experienced periods of rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from 9 employees in Canada in February 1993 to 448 employees located in Canada, the United States and other international locations at December 31, 2001. In addition, the acquisition of Connectria has increased the number of products the Company supports and markets, as well as the number of vertical markets into which it sells products and services. The Company also recently expanded the geographical areas in which it operates.

     In March and April, 2001, the Company made several announcements regarding its intention to reduce the size of its work force by approximately 25% in anticipation of reduced demand for its products and services due to the general economic slowdown. If the Company resumes its growth in future periods, such growth may place strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. There can be no assurance that the Company will be able to effectively manage its operations or future growth and expansion into new markets. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


Dependence on Key Personnel

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. Competition for qualified personnel is intense, and in light of the Company's recent layoffs there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future if demand for the Company's products and services increase. The loss of the services of any of the Company's senior management or other key employees or the inability to retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.


Dependence on Selected Vertical Markets

     Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of the Company's revenue. In those years, the Company sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of the Company's revenue. In 1999, the telecommunications market accounted for 48% of the Company's revenue. In 2000 the telecommunications and cable/broadband markets accounted for greater than 45% of the Company's revenue. In 2001 the utility market accounted for 55% of the Company's revenue. The Company anticipates that a significant portion of its future revenue will be generated by sales of products to the telecommunications, cable/broadband and utility markets and that recent economic developments and trends have adversely affected and may continue to adversely affect levels of capital spending by companies in a variety of industries, including the vertical markets MDSI serves. The Company believes that these and other factors may cause potential and existing customers to delay or defer purchasing decisions or seek to terminate or delay payment under existing contracts for the Company's products and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. See "Forward-Looking Statements." A decline in demand for the Company's products in these markets as a result of economic conditions, competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

Dependence on Marketing Relationships

     The Company's products are marketed by the Company's direct field sales force as well as by third parties that act as lead generators or with whom the Company acts together as a co-marketer or co-seller. The Company's existing agreements with such partners are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the
Company's existing partners will continue to provide the level of services and technical support necessary to provide a complete solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of these partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers with the technical, industry and application experience required to market the Company's products successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company expects that it may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. See "Forward Looking Statements". To the extent that such joint ventures are not successful, there could be a material adverse effect on the Company's business, financial condition, operating results and cash flows.


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

     The Company primarily competes in the utilities market with Utility Partners, L.C. (which recently filed for bankruptcy protection under Chapter
11), M3i Systems, Inc. (which was recently purchased by Cognicase, Inc.), Integraph Corporation and iMedeon, Inc (which has recently merged with ViryaNet Ltd.). The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies Inc. (formerly Bellcore), a company which has historical relationships with certain of the large telecommunications companies, and more recently ClickSoftware, Inc. (formerly IET) and ViryaNet Ltd., which the Company mostly sees as competition for small accounts. In the cable/broadband market, the Company's primary competitors are Telcordia, C-Cor.net Corp. (formerly MobileForce Technologies, Inc.), PointServe Inc.(through its merger with Brazen Software Inc.), CSG Systems International Inc., and Viryanet Ltd., again only for small accounts.

     The Company believes that the principal competitive factors in the commercial field service market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, the Company's principal competitors are Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited who recently acquired the assets of Clarify, Oracle Corporation, PeopleSoft Inc., and Siebel Systems Inc. which, to the Company's knowledge, offer less comprehensive solutions and which MDSI currently sees as potential partners for expanding their penetration in this market.


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


Proprietary Technology

     The Company's success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex, Wireless@work and Compose trademarks. MDSI has also filed United States and international patent applications covering various aspects of its technology. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products. Policing the unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that the Company's proprietary technology is infringed upon by unauthorized third parties. In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. See "Forward-Looking Statements". Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


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


Exchange Rate Fluctuations

     Because the Company's reporting and functional currency is the United States dollar, its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. In addition, the Company does enter into foreign currency contracts under certain circumstances to reduce the Company's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. In addition, to the extent the Company has operations outside the United States, the Company is subject to the impact of foreign currency fluctuations and exchange rate charges on the Company's reporting in its financial statements of the results from such operations outside the United States.


Risks Associated with International Operations

     In the years ended December 31, 2001, 2000, and 1999 revenue derived from sales outside of North America accounted for approximately 18.3%, 20.0%, and 22.1%, respectively, of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its ability to grow and be profitable will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition, operating results and cash flows.


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

Concentration of Stock Ownership; Anti-Takeover Effects; Investment Canada Act

     The Company's directors, officers and their respective affiliates, in the aggregate, beneficially own approximately 25.8% of the outstanding Common Shares. As a result, these shareholders, if acting together, may be able to exercise significant influence over the Company and many matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may under certain circumstances also have the effect of delaying, deferring or preventing a change in control of the Company.

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

     As a result of being a reporting issuer in certain provinces of Canada, the Company is required to file certain reports in such jurisdictions. As part of such reports, the Company is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles as applied in Canada ("Canadian GAAP"). Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs, acquired research and development costs, and treatment of business combinations. As a result, the Company's Consolidated Financial Statements included in this report will differ materially from the financial statements filed by the Company in Canada.


Market for the Common Shares; Potential Volatility of Stock Price

     The trading prices of the Common Shares have been subject to wide fluctuations since trading of the Company's shares commenced in December 1995. There can be no assurance that the market price of the Common Shares will not significantly fluctuate from its current level. The market price of the Common Shares may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of the Common Shares. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management' attention and resources, which would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


Item 2:  Properties

     The Company occupies approximately 92,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The lease expires on November 30, 2008 with two options to renew for five years each. The Company has sub-let approximately 22,000 square feet of this space until December 31, 2003. The Company also maintains an office in Itasca, Illinois. The Itasca office lease is for approximately 29,000 square feet and terminates on November 30, 2009. The Company has sub-let approximately 17,600 feet of this space until November 30, 2004. The Company also maintains an office in St. Louis, Missouri. The St. Louis office lease is for approximately 7,700 feet and terminates on December 31, 2006. Properties under lease in Richmond and Itasca are used for its Field Service segment, and the property in St. Louis is utilized by the Company's Hosting and IT Service segment. The Company believes that the current office space under lease less the current subleased portions is adequate to meet its needs for the foreseeable future.


Item 3:  Legal Proceedings

     MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00)

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys' fees. At Citizens request the parties held a mediation on April 2, 2001. Mediation was not successful and both parties have begun discovery. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

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

                                                  The Toronto Stock Exchange                Nasdaq National Market
                                           -----------------------------------------      ----------------------------
                                                    US$(1)                CDN$                 US$            US$
                                           ---------------------   -----------------      -------------  -------------
                                              High        Low        High      Low            High           Low
                                           ---------  ----------   --------  -------      -------------  -------------
2000
   First Quarter......................       87.84      18.58      130.00     27.50          90.00          19.00
   Second Quarter.....................       64.00      19.96       93.00     29.00          64.94          18.28
   Third Quarter......................       24.53      10.60       36.35     15.70          24.31          10.31
   Fourth Quarter.....................       13.11       6.59       20.00     10.05          13.13           6.38

2001
   First Quarter......................       11.13       5.07       17.00      7.75          11.25           4.88
   Second Quarter.....................        6.32       4.05        9.75      6.25           6.20           4.00
   Third Quarter......................        5.02       2.26        7.75      3.50           5.29           2.23
   Fourth Quarter.....................        5.03       2.66        7.95      4.20           5.08           2.71
----------
(1)  US dollar amounts have been  translated  using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."

Shareholders

     As of December 31, 2001 the Company had approximately 305 shareholders of record (including nominees and brokers holding street accounts), 78 shareholders of whom had addresses in the United States and who held 5,560,822 Common Shares, or 64.1 % of the Company's outstanding Common Shares.

Dividends

     The Company has never paid dividends on its Common Shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.


Recent Sales of Unregistered Securities

     The Company did not issue any unregistered securities during the fiscal year ended December 31, 2001.

Exchange Controls

     There are no government laws, decrees or regulations in Canada which restrict the export or import of capital or which affect the remittance of dividends, interest or other payments to non-resident holders of the Company's Common Shares. Any remittances of dividends to United States residents and to other non-residents are, however, subject to withholding tax. See "Taxation" below.

Taxation

     Canadian Federal Income Taxation

     We consider that the following summary fairly describes in general the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all times deals at arm's length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his common shares of MDSI Mobile Data Solutions Inc. in connection with carrying on a business in Canada (a "non-resident holder"). It is assumed that the common shares will at all material times be listed on a stock exchange that is prescribed for purposes of the Income Tax Act (Canada) (the "ITA") and regulations thereunder. The Canadian federal income tax consequences applicable to holders of the Company's common shares will not change if we are deemed inactive by the Toronto Stock Exchange. Investors should however be aware that the Canadian federal income tax consequences applicable to holders of the Company's common shares will change if we cease to be listed on a prescribed stock exchange like the Toronto Stock Exchange. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owning and disposing of the Company's common shares should the Company cease to be listed on a prescribed stock exchange.

     This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

     This summary does not address potential tax effects relevant to the Company or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of the Company's common shares.

     Dividends

     The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as MDSI Mobile Data Solutions Inc.) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend or deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

     Article X, of the Treaty as amended by the US-Canada Protocol ratified on December 16, 1997 provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock paying the dividend. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. The Company will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of the investor.

     The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

     (a) if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

     (b)  the holder is a U.S. LLC which is not subject to tax in the U.S.

     The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

     Capital Gains

     A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents "taxable Canadian property" to the holder thereof. The Company's Common shares will be considered taxable Canadian property to a non-resident holder only if:

     (a)  the non-resident holder,

     (b) persons with whom the non-resident holder did not deal at arm's length, or

     (c) the non-resident holder and persons with whom he did not deal at arm's length,

     owned not less than 25% of the Company's issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom the Company's shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

     (a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

     (b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him when he ceased to be a resident of Canada,

     (c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

     (d)  the holder is a U.S. LLC which is not subject to tax in the U.S.

     If subject to Canadian tax on such a disposition, the taxpayer's capital gain (or capital loss) from a disposition is the amount by which the taxpayer's proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer's adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the "taxable capital gain" is equal to one-half of the capital gain.

Item 6:  Selected Financial Data

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from and are qualified by reference to the Company's audited consolidated financial statements. Segmented information regarding the Company's two business segments for the fiscal years ended December 31, 2001, 2000 and 1999 is provided in Note 12 to such consolidated financial statements. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                                  Years ended December 31,
                                         ---------------------------------------------------------------------
                                            2001           2000           1999          1998          1997
                                         ----------     ----------    ----------     ----------     ----------
                                                          (in thousands, except per share data)
 Statement of Operations Data:
 Revenue                                  $ 58,120       $ 61,542      $ 58,571       $ 48,363      $ 38,523
 Gross profit                               26,870         33,487        31,253         24,423        20,290
 Operating income (loss)                   (11,687)           857         7,923          6,079        (1,086)
 Net income (loss) from continuing         (14,107)          (159)        5,019          4,309        (2,517)
   operations for the year
   (1)(2)(3)(4)
 Diluted earnings (loss) per common
   share                                  $  (1.64)       $ (0.07)     $   0.13       $    0.5      $  (1.30)
 Weighted average shares outstanding         8,623          8,527         9,101          7,563         6,754


                                                                      As at December 31,
                                         ---------------------------------------------------------------------
Balance Sheet Data:                         2001           2000           1999          1998          1997
                                         ----------     ----------    ----------     ----------     ----------
 Cash and cash equivalents               $  13,692       $ 13,238      $ 14,613       $  3,606      $     93
 Working capital                            12,734         25,565        24,084          9,073         6,563
 Total assets                               44,577         60,781        50,443         38,522        28,529
 Non-current liabilities                     1,623          4,380         2,838          2,927         4,224
 Stockholders' equity                       24,475         38,177        35,537         20,596        16,688
-------------
(1)  Net loss for the year  ended  December  31,  1997,  includes  non-recurring charges of  $4,585,984,  including  $824,280 with respect to  restructuring certain  operations  and $3,761,704 due to changes in estimates to complete certain  contracts entered into by its UK operations which existed prior to the Company's acquisition of Mobile Data Solutions (UK) Ltd. ("MDSI UK").
(2)  Net  loss for the year  ended  December  31,  1997  includes  non-recurring charges of  $7,200,146  as a result of acquired  research  and  development costs relating to the  acquisitions  of Alliance  Systems,  Incorporated in
     April 1997.
(3)  Operating  income for the year ended  December 31, 2000 includes a one time charge  of  $1,691,028  to  account  for  one  time  cost  of  merger  with
     Connectria.
(4)  Net  loss for the year  ended  December  31,  2001  includes  non-recurring charges of $6,105,927 with respect to restructuring of certain  operations,
     $2,749,992  for the impairment in valuation of investments in three private companies,  $1,558,578 for the impairment in valuation of intangible assets acquired on acquisition of Alliance Systems Incorporated,  $165,000 for the
     impairment  in  valuation  of  a  commercial  web  site  domain  name,  and
     $3,189,263 for bad debts with respect to several doubtful accounts.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following  discussion  contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The section entitled "Restructuring", the fifth and sixth paragraphs under "Field Service Business", the sections entitled "Recent Accounting Pronouncements" and "Critical Accounting Policies and Significant Estimates", the subsections entitled "Revenue", "Sales and Marketing", "General and Administrative", "Provision for Doubtful Accounts" and "Income Taxes" in "Year ended December 31, 2001 Compared to the Year ended December 31, 2000", the subsection entitled "Revenue" in "Year ended December 31, 2000 Compared to the Year ended December 31, 1999", the third, fourth, eighth and ninth paragraphs under "Liquidity and Capital Resources" and the section entitled "Derivative Financial Instruments" contain forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles", "Dependence on Large Contracts and Concentration of Customers", "Limited Operating History; Increased Expenses", "Integration of Acquisitions," and "Competition."

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, United States dollars. See Item 7A, "Quantitative and Qualitative Disclosure About Market Risk".

Overview

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications and, cable/broadband companies. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products are designed to provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems. MDSI also provides hosting and related professional services.

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


Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. The Company believes that these factors will continue to affect demand for the Company's products and services in 2002, particularly software and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

     In order to address the uncertainties caused by these economic trends, MDSI announced in March 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and are expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. The Company had previously announced that it expected to fully realize the savings from its restructuring by the end of the first quarter of 2002; however, due to delays in the disposition of the Company's public safety operations, the Company expects that it will now reach its cost reduction goal by the end of 2002. A majority of the savings are expected to be realized by reduced salary and payroll costs, and the remaining savings are expected to be realized from the subleasing of excess space, and a reduction in discretionary spending. To date the Company has realized quarterly savings of approximately $2.5 million, which represents the reduction in the Company's quarterly expenses from the first quarter of 2001 to the first quarter of 2002. The Company expects that the remaining $0.4 million will be realized through the wind down or sale of the Company's public safety group, and through regular attrition in the rest of the organization. There can be no assurance that the reduction in work force and related restructuring efforts will result in the anticipated cost reductions or that the work force reductions and other measures will not have a material adverse affect on the Company's business operations.

     In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States. On May 11, 2001, the Company continued the restructuring by announcing the elimination of an additional 115 positions, which in combination with the workforce reductions of March 30, 2001 amounted to approximately 25% of MDSI's staff as of March 30, 2001. The Company recorded a one-time charge of $1.2 million in the first quarter of 2001 relating to the workforce reductions, and leasing of excess office space. The Company also recorded an additional charge of approximately $4.9 million in the second quarter of 2001 relating to elimination of 115 positions, leasing of excess office space, and fixed asset write-downs announced on May 11, 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                           Total Restructuring
                                                                  Charge
                                                           -------------------

   Workforce reduction                                         $3,375,000

   Provision for excess office space                            1,861,000

   Non cash writedown of capital assets                           563,780

   Other                                                          306,147
                                                           -------------------
   Total restructuring charges                                  6,105,927

   Cumulative draw-downs                                      (2,972,267)
                                                           -------------------
   Accrued restructuring charges as December 31, 2001          $3,133,660
                                                           ===================

     For the year ended December 31, 2001, the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of December 31, 2001, the provision balance has been drawn down by cash payments of approximately $2.0 million. The remaining provision of $1.4 million is for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date, and is expected to be utilized by the second half of 2002.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.4 million of cash costs relating to this provision leaving an accrual of $1.5 million remaining as at December 31, 2001. The Company expects that the charge will be fully drawn down not later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at December 31, 2001, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees related to the restructuring. As at December 31, 2001, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the second half of 2002.

Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed.

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

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of one to three years and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

     The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

     The Company believes that it will periodically supply third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party software and products in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large fluctuations in revenue.

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

Hosting and Information Technology (IT) Services (formerly e-Business)

     During the year ended December 31, 2001 the Company realigned its internal structure. As a result of this realignment, the Company now considers its Advantex ASP product line part of its Field Service segment, and has renamed the segment previously know as "e-Business", to "Hosting and IT Services" to better reflect the nature of the business activity in this segment.

     The Company's Hosting and IT Services operations provide advanced application hosting for many third party solutions including advanced e-commerce Web sites and the Lotus family of advanced collaboration and distance learning applications. The Company's Hosting and IT Services operations can also outsource a customer's networking needs and provide management of its office LAN/WAN and Internet connections. The Company's Hosting and IT Services facilities and staff provide the physical environment and engineering support necessary to keep these technologies operating effectively. The Company also provides a variety of IT consulting services, including application development, system and network engineering, and various operations support services, such as help desk support, data center management and network management.

     As part of its Hosting and IT Services operations, the Company launched its eService Manager TM product in the fourth quarter of 2000. The eService Manager application enables consumers to book appointments with service providers online and allows the service provider's call-takers to schedule appointments in response to orders by consumers via the telephone. To date the Company has not generated material revenues from fees associated with its eService Manager scheduling solution and the Company has announced that in the interest of controlling costs, it would not expend additional resources to develop further functionality for this product. There can be no assurance that the product will generate material revenues in future periods.


Effects of Acquisitions

     On June 1, 2000, the Company acquired all of the issued and outstanding shares of Connectria, an application service provider, and provider of information technology services. The Company issued 845,316 common shares and assumed 583,037 employee stock options in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $1,691,028 are included in the cost of merger for the year ended December 31, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include combined results of operations, financial position and cash flows of Connectria.

     The Company has a limited history of operations on a combined basis with Connectria. In addition, since the acquisition of Connectria, the Company has restructured certain aspects of this operation. As a result, the historical financial information presented in this report is not indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered herein, and such information should not be relied upon as an indication of future performance.


Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of the delivery segment of its business ("Transportation Business Unit"). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455 ($500,000 CDN), due January 1, 2001, bearing interest at 8% per annum. During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392. The note, with interest, was paid in the first quarter of 2001.

     Under the terms of the agreement between the Company and DDS, the Company retained certain assets and liabilities of the discontinued operations. The
Company liquidated all remaining assets and liabilities relating to the Transportation Business Unit as of the second quarter of 2001.

     As a result of the Company's disposal of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Transportation Business Unit for the current and corresponding prior periods.


Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 7, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.


Critical Accounting Policies and Significant Estimates

     The significant accounting policies are outlined within Note 1 to the Financial Statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment and involve complex estimation:


Restructuring Charges

     As part of the restructuring charge, $3.4 million was recorded for workforce reduction. In calculating the total charge, the Company was required to estimate the timing and amounts to be paid to its terminated employees. As some employees have been informed of their planned termination, but the final date is still uncertain, should the Company's assumptions be incorrect, the actual cost may be materially different from the Company's estimates.

     In calculating the cost to dispose of excess facilities the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the restructuring plan. The Company's assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At December 31, 2001, the allowance for doubtful accounts was $3.9 million and a provision for doubtful accounts of $3.2 million was recorded in the income statement for the year. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

Revenue Recognition - Percentage Completion

     The Company uses estimates based on inputs to determine the percentage completion of its contracts and thus its revenue recognition. These estimates and contracts are reviewed regularly and are adjusted to meet the Company's best estimate at the time. The Company's assumptions used to form these estimates may be proven to be erroneous and materially different outcomes may result.

Income Taxes

     The Company has incurred losses and other costs that can be applied against future taxable earnings to reduce the tax liability on those earnings. As the Company is uncertain of realizing the future benefit of those losses and expenditures, the Company has recorded a valuation allowance against most non-capital loss carry forwards, and other deferred tax assets arising from differences in tax and accounting bases. Actual results may be materially different from the current estimate.

Intangible Assets

     As part of the Company's restructuring plan, the Company determined that an impairment in the value of goodwill that resulted from the acquisition of Alliance Systems, Inc. had occurred. A valuation allowance was recorded of $1.6 million, equal to the remaining net book value. The Company also discontinued development of its e-Service Manager product line during the year. A valuation allowance of $0.2 million was recorded to remove the remaining net book value. MDSI estimated the future cash flows of the above operations in light of the continued weak industry conditions, and lower market growth expectations.

Investments and Advances

     MDSI have invested in or advanced funds to private companies, which the Company reviews periodically to determine if there has been a non-temporary decline in the market value of those investments and advances below the carrying value. The assessment of fair market value is made based on the market value trends of similar public companies, the current business performance of the companies in which MDSI has invested, and if available, the estimated future market potential of the companies. MDSI recorded an impairment of the investments in private companies and advances of $2.7 million during 2001. This resulted in a full allowance against the recorded costs of the investments and advances.

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                  Years ended December 31, (in thousands of dollars)
                                                  --------------------------------------------------
                                                       2001               2000            1999
                                                  -------------      -------------    ------------
Revenue:
   Software and services.....................        $31,731            $41,338         $39,912
   Hosting & information technology services          13,565              8,463           4,845
   Maintenance and support...................         10,187              8,888           5,566
   Third party products and services ........          2,637              2,853           8,248
                                                  -------------      -------------    ------------
                                                      58,120             61,542          58,571
Direct costs.................................         31,250             28,055          27,318
                                                  -------------      -------------    ------------
Gross profit.................................         26,870             33,487          31,253
                                                  -------------      -------------    ------------
Operating expenses:
   Research and development..................          8,084              9,049           6,902
   Sales and marketing.......................         12,430             12,914           9,370
   General and administrative................          6,924              7,699           6,779
   Restructuring charge......................          6,106                 --              --
   Amortization and provision for valuation
      of intangible assets...................          1,824                292             279
   Costs of merger...........................             --              1,691              --
   Provision for doubtful accounts...........          3,189                985              --
                                                  -------------      -------------    ------------
                                                      38,557             32,630          23,330
Operating (loss) income......................        (11,687)               857           7,923
Valuation allowance on investments...........         (2,750)                --              --
Other expense ...............................           (191)              (525)           (760)
                                                  -------------      -------------    ------------
(Loss) income before provision for income
  taxes......................................        (14,628)               332           7,163
Recovery of (provision for) income taxes.....            521               (492)         (2,144)
                                                  -------------      -------------    ------------
(Loss) income for continuing operations              (14,107)              (159)          5,019
                                                  -------------      -------------    ------------
(Loss) from discontinued operations                       --               (395)         (3,873)
                                                  -------------      -------------    ------------
Net (loss) income for the year...............       $(14,107)           $  (554)        $ 1,146
                                                  =============      =============    ============

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.

                                                               Years ended December 31,
                                                  ------------------------------------------------
                                                       2001               2000            1999
                                                  -------------      -------------    ------------
Revenue:
Software and services.........................         54.6%             67.2%            68.1%
   Hosting & information technology services .         23.4              13.8              8.3
   Third party products and services..........          4.5               4.6             14.1
   Maintenance and support....................         17.5              14.4              9.5
                                                  -------------      -------------    ------------
                                                      100.0              00.0            100.0
Direct costs..................................         53.8              45.6             46.6
                                                  -------------      -------------    ------------
Gross profit..................................         46.2              54.4             53.4
                                                  -------------      -------------    ------------
Operating expenses:
   Research and development...................         13.9              14.7             11.8
   Sales and marketing........................         21.4              21.0             16.0
   General and administrative.................         11.9              12.5             11.5
   Restructuring charge.......................         10.5                --               --
   Amortization and provision for valuation
     of intangible assets.....................          3.1               0.5              0.5
   Costs of merger............................           --               2.7               --
   Provision for doubtful accounts............          5.5               1.6               --
                                                  -------------      -------------    ------------
                                                       66.3              53.0             39.8
                                                  -------------      -------------    ------------
Operating (loss) income.......................        (20.1)              1.4             13.6
Valuation allowance on investments............         (4.7)               --               --
Other expense.................................         (0.3)             (0.9)            (1.3)
                                                  -------------      -------------    ------------
(Loss) income before provision for income
taxes.........................................        (25.1)              0.5             12.3
Recovery of (provision for) income taxes......          0.9              (0.8)            (3.7)
                                                  -------------      -------------    ------------
(Loss) income from continuing operations......        (24.2)             (0.3)             8.6
(Loss) from discontinued operations...........         --                (0.6)            (6.6)
                                                  -------------      -------------    ------------
Net (loss) income for the year................        (24.2)%            (0.9)%            2.0%
                                                  =============      =============    ============


Year ended December 31, 2001 Compared to the Year ended December 31, 2000

     Revenue. Revenue decreased by $3.4 million (5.6%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in the revenue earned from software and services, which was partially offset by an increase in the revenue earned from hosting and information technology (IT) services and maintenance and support.

     Software and services revenue decreased by $9.6 million (23.2%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The Company believes its software and service revenues were adversely impacted by customers postponing purchasing decisions. Customer delays in making purchasing decisions and reductions in expenditures resulted in fewer customer contracts and lower than anticipated revenues from the implementation of those customer contracts in the year ended December 31, 2001 as compared to the year ended December 31, 2000. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Hosting and IT services (formerly e-Business) revenues primarily consist of sales by the Company's subsidiary, Connectria. Revenue for the year ended December 31, 2001 was $13.6 million as compared to $8.5 million for the year ended December 31, 2000, an increase of 60%. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. Hosting and IT service revenues are dependent on a small number of significant contracts. One contract in particular accounted for approximately 54% of total hosting and IT services revenues for the year ended December 31, 2001 as compared to approximately 37.8% of total hosting and IT services revenues for the year ended December 31, 2000. The Company anticipates that continued economic uncertainty in the hosting and IT services markets will have an adverse impact on hosting and IT services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $10.2 million for the year ended December 31, 2001, compared to $8.9 million for the year ended December 31, 2000, an increase of 14.6%. The Company believes maintenance and support revenue has increased and will continue to increase as the Company's installed customer base increases.

     Third party products and services revenue decreased by $0.2 million (7.6%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. The Company expects that revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers.

     Direct Costs. Direct costs were 53.8% of revenue for the year ended December 31, 2001, compared to 45.6% for the year ended December 31, 2000. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in proportion of direct costs to revenue relates to the Company incurring a certain level of fixed costs. As a result of such fixed costs, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and services direct costs and the percentage of direct costs increased. In addition, a greater portion of the Company's revenue was derived from lower margin Hosting and IT Services revenue during the year ended December 31, 2001, which results in higher direct costs as a percentage of revenue compared to the year ended December 31, 2000.

     Gross Margins. Gross margins were 46.2% of revenue for the year ended December 31, 2001, compared to 54.4% for the year ended December 31, 2000. The change in profit margin relates to the change in the mix in revenues. The proportion of revenue derived from lower margin Hosting and IT services increased in 2001 compared to 2000. Gross margins were also impacted by the Company's fixed costs. As a result, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and service direct costs, and gross margins decreased.

     Research and Development. Research and development expenses were $8.1 million, or 13.9% of revenue, for the year ended December 31, 2001, compared to $9.0 million, or 14.7% of revenue, for the year ended December 31, 2000. The 10.7% decrease in research and development expenses in 2001 was a result of the substantial completion of the Company's new version of its Advantex software during the year ended December 31, 2000, and the elimination of research and development expenditures related to its e-Service manager product which was discontinued in 2001. As a result, the Company did not expend as many resources on research and development in 2001 as in 2000. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $12.4 million or 21.4% of revenue for the year ended December 31, 2001 and $12.9 million or 21.0% of revenue for the year ended December 31, 2000. This represents a decrease of $0.5 million (3.8%). The decrease was due to the Company's restructuring and cost control effort which resulted in a decrease in the discretionary spending surrounding sales and marketing activities. The Company anticipates that the dollar amounts of its sales and marketing expenses will increase as a result of the Company's commitment to its international marketing effort. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $6.9 million, or 11.9% of revenue, for the year ended December 31, 2001 and $7.7 million, or 12.5% of revenue, for the year ended December 31, 2000. This decrease was due primarily to the Company's restructuring and discretionary spending controls instituted during the year ended December 31, 2001. The Company expects that its general and administrative expenses will remain stable in the future as the Company continues to seek efficiencies while continuing to support the Company's operations. See "Forward-Looking Statements".

     Amortization and Provision for Valuation of Intangible Assets. Amortization and impairment charges for intangible assets for the year ended December 31, 2001 increased $1.5 million as compared to the year ended December 31, 2000. The increase in amortization is a result of a determination by the Company that an impairment in the value of the goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the year ended December 31, 2001. The Company determined an impairment had occurred due to poor current and forecasted performance in the acquired company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc. during the year ended December 31, 2001. The Company also determined that there was an impairment in value regarding a web site domain name (eservice.com) during the year ended December 31, 2001. As a result of the Company not pursuing it's e-Service suite of products, the domain name's value was written down to zero which resulted in a $165,000 valuation allowance being recorded for the year ended December 31, 2001.

     Costs of Merger. During the year ended December 31, 2000, the Company completed its acquisition of Connectria. This transaction was accounted for under the pooling of interests method. During the year ended December 31, 2000, the Company incurred one time acquisition costs of approximately $1.7 million.

     Provision for Doubtful Accounts. The Company has included in its operating results for the year ended December 31, 2001, a provision for $3.2 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however due to uncertainty with regard to these customers' financial conditions, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due.

     Operating (loss) Income. Operating loss for the year ended December 31, 2001 was ($11.7) million, compared to operating income of $0.9 million for the year ended December 31, 2000. The decrease in operating income was mainly due to restructuring charges of $6.1 million, provision for doubtful accounts of $3.2 million and a write off of intangible assets of $1.5 million taken in fiscal 2001. The operating loss for fiscal 2001 was made up of a loss from the Company's field service segment of ($11.4) and a loss from the Hosting and IT Services segment of ($0.3) million. During the year ended December 31, 2000, operating income of $0.9 million was made up of $2.8 million in operating income from the field service segment, offset by a ($1.9) million operating loss in the Hosting and IT Services segment. The decrease in operating income in the field service segment of ($14.6) million was primarily due to the one time charges referred to previously, and a decrease of revenue in the segment of $7.3 million in 2001 as compared to 2000. The increase in operating income in the Hosting and IT Services segment of $1.6 million was primarily due to merger expenses of $1.7 million incurred in 2000 with respect to the Company's merger with Connectria Corporation. These costs were not repeated in 2001, resulting in an increase in operating income.

     Valuation Allowance on Investments. As part of its former e-Business strategy, the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments during the year ended December 31, 2001.

     Other Income (expense). Other income (expense) was $(0.2) million for the year ended December 31, 2001, compared to $(0.5) million for the year ended December 31, 2000. Substantially all of other income (expense) relates to interest income on cash and short term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

     Income Taxes. The Company provided for recovery of income taxes on losses for the year ended December 31, 2001 at the rate of 4.1%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2001.

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

     Revenue. Revenue increased by $3.0 million (5.1%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase was primarily due to the increase in software and services, hosting and information technology services and maintenance which was partially offset by a decrease in the revenue earned from third party products and services.

     Software and services revenue increased by $1.4 million (3.6%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. The Company believes this increase was due to the Company experiencing a year 2000-related slowdown in 1999 that was not repeated in 2000. The resulting revenue growth in the fourth quarter of 2000 substantially accounts for the year over year increase in revenues.

     Hosting and IT services revenues primarily consist of sales by the Company's subsidiary, Connectria. Hosting and IT services revenue for the year ended December 31, 2000 was $8.5 million compared to $4.8 million for the year ended December 31, 1999. Connectria's revenues in both periods consisted primarily of revenues from consulting and hosting services. The increase in period-to-period revenues is a result of the increased business growth and expansion within the Hosting and IT services market segment, and is not attributable to one particular contract.

     Maintenance and support revenue was $8.9 million for the year ended December 31, 2000, compared to $5.6 million for the year ended December 31, 1999, an increase of 59.7%. Typically, maintenance and support revenue will increase with the increase in the level of the Company's installed customer base.

     Third party products and services revenue decreased by $5.4 million (65.4%) for the year ended December 31, 2000, compared to the year ended December 31, 1999. Third party products and services revenue is primarily earned from certain customers in the utilities market. The Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. The Company expects that revenue from deliveries of third party products and services will fluctuate from period to period given the timing of certain contracts and the rollout schedules which are established primarily by the customers.

     Direct Costs. Direct costs were 45.6% of revenue for the year ended December 31, 2000, compared to 46.6% for the year ended December 31, 1999. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The decrease in proportion of direct costs to revenue relates primarily to the decrease in third -party products and services, which have higher direct costs.

     Gross Margins. Gross margins were 54.4% of revenue for the year ended December 31, 2000, compared to 53.4% for the year ended December 31, 1999. The change in profit margin relates to the change in the mix in revenues. The proportion in revenue of lower margin third-party products and services decreased in 2000 compared to 1999.

     Research and Development. Research and development expenses were $9.0 million, or 14.7% of revenue, for the year ended December 31, 2000, compared to $6.9 million, or 11.8% of revenue, for the year ended December 31, 1999. The 31.1% increase in research and development expenses in 2000 was a result of the continued development and enhancement of the Company's Advantex products, as well as development of the Company's eService manager offering

     Sales and Marketing. Sales and marketing expenses were $12.9 million or 21.0% of revenue for the year ended December 31, 2000 and $9.4 million or 16.0% of revenue for the year ended December 31, 1999. This represents an increase of $3.5 million (37.8%) as compared to 1999. The increase was due to an increase in marketing, sales and technical support personnel supporting the Company's increased product offerings, including Advantex r7 and Hosting and IT services initiatives.

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

     Provision for doubtful accounts. The Company has included in its operating results for the year ended December 31, 2000 a provision for $985,000 with respect to a doubtful account. The Company intends to vigorously pursue collection of this account, however, due to uncertainty with regards to collection the Company determined that it would be prudent to record an allowance to address this uncertainty.

     Operating (loss) Income. Operating income for the year ended December 31, 2000 was $0.9 million, compared to operating income of $7.9 million for the year ended December 31, 1999. The decrease in operating income was mainly due to an increase in research and development and sales and marketing expenses, as described above, a provision for doubtful accounts of $1.0 million and merger related expenses of $1.7 million being incurred in the year ended December 31, 2000. The operating income for fiscal 2000 was made up of $2.8 million from the Company's field service segment and a loss in the Hosting and IT Services segment of ($1.9) million. During the year ended December 31, 1999 operating income of $7.9 million was made up of $7.8 million in operating income from the field service segment, and $0.1 million operating income in the Hosting and IT Services segment. The decrease in operating income in the field service segment of ($5.0) million was primarily due to the increase in research and development and sales and marketing costs in fiscal 2000 compared to prior year, and an allowance for doubtful accounts of $1.0 million recorded in 2000. The decrease in operating income in the Hosting and IT Services segment of $2.0 million was primarily due to merger expenses of $1.7 million incurred in 2000 with respect to the Company's merger with Connectria Corporation. No costs of this nature were recorded in 1999.

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

Quarterly Results of Operations

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2000 and ending December 31, 2001 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent restructuring, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                                Three Months Ended
                                                                 2001                                        2000
                                              ------------------------------------    ------------------------------------
                                               Dec. 31  Sep. 30   June 30  Mar. 31    Dec. 31   Sep. 30  June 30   Mar. 31
                                               -------  -------   -------  -------    -------   -------  -------   -------
                                                                   (Unaudited, in thousands of dollars)
Statement of Operations Data:
Revenue:
Software and services                           $7,332   $7,282    $7,714   $9,403   $11,729   $ 10,430  $ 9,509   $ 9,669
Hosting & information technology services        2,794    2,782     3,485    4,504     3,574      1,849    1,551     1,489
Third party products and services                  815      295       380    1,147       709        964      653       529
Maintenance and support                          2,649    2,647     2,434    2,457     2,595      2,296    1,973     2,024
                                               ---------------------------------------------------------------------------
                                                13,590   13,006    14,013   17,511    18,607     15,539   13,686    13,711

Direct costs                                     7,267    6,716     7,470    9,797     8,577      7,632    6,297     5,551
                                               ---------------------------------------------------------------------------
Gross profit                                     6,323    6,290     6,543    7,714    10,030      7,907    7,389     8,160
                                               ---------------------------------------------------------------------------
Operating expenses:
Research and development                         1,492    1,899     2,149    2,544     2,481      2,254    2,275     2,039
Sales and marketing                              2,590    2,654     3,721    3,465     3,664      3,059    3,365     2,825
General and administrative                       1,754    1,709     1,758    1,703     1,708      1,806    2,079     2,114
Amortization and provision for valuation of
 intangible assets                                 165       11        11    1,637        89         68       68        70
Cost of Merger/ Restructuring                        -        -     4,906    1,200      (385)         -    2,076         -
Provision for doubtful accounts                  1,987        -         -    1,202       985          -        -         -
                                               ---------------------------------------------------------------------------
                                                 7,988    6,273    12,545   11,751     8,542      7,187    9,863     7,048
                                               ---------------------------------------------------------------------------
Operating (loss) income                         (1,669)      17    (6,002)  (4,037)    1,488        720   (2,474)    1,112
Valuation allowance on investments                   -        -         -   (2,750)        -          -        -         -
                                               ---------------------------------------------------------------------------
Other income (expense)                             109       71    (6,311)     (60)     (214)        89     (177)     (212)
                                               ---------------------------------------------------------------------------
(Loss) income  before income tax provision      (1,556)      87    (6,313)  (6,847)    1,274        809   (2,651)      900
(Provision for) recovery of income taxes          (149)     (45)       23      693      (110)      (263)     172      (291)
                                               ---------------------------------------------------------------------------
(Loss) income from continuing operations        (1,705)      42    (6,290)  (6,154)    1,164        546   (2,479)      609
Loss from discontinued operations                    -        -         -        -      (395)         -        -         -
                                               ---------------------------------------------------------------------------
Net (loss) income for the period               $(1,705)     $42   $(6,290) $(6,154)    $ 769      $ 546  $(2,479)    $ 609
                                               ===========================================================================

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                                Three Months Ended
                                                                                ------------------
                                                                 2001                                        2000
                                               ----------------------------------------    ---------------------------------------
                                               Dec. 31    Sep. 30    June 30    Mar. 31    Dec. 31   Sep. 30    June 30    Mar. 31
                                               -------    -------    -------    -------    -------   -------    -------    -------

Revenue:
Software and services                            54.0%     56.0%      55.0%      53.7%      63.0%     67.1%       69.5%     70.5%
Hosting & information technology services        20.5      21.4       24.9       25.7       19.2      11.9        11.3      10.8
Third party products and services                 6.0       2.3        2.7        6.6        3.8       6.2         4.8       3.9
Maintenance and support                          19.5      20.3       17.4       14.0       14.0      14.8        14.4      14.8
                                               -----------------------------------------------------------------------------------
                                                100.0     100.0      100.0      100.0      100.0     100.0       100.0     100.0
Direct costs                                     53.5      51.7       53.3       55.9       46.1      49.1        46.0      40.5
                                               -----------------------------------------------------------------------------------
Gross profit                                     46.5      48.3       46.7       44.1       53.9      50.9        54.0      59.5
                                               -----------------------------------------------------------------------------------
Operating expenses:
Research and development                         11.0      14.6       15.3       14.5       13.3      14.5        16.6      14.9
Sales and marketing                              19.1      20.4       26.6       19.8       19.7      19.7        24.6      20.6
General and administrative                       12.9      13.1       12.5        9.7        9.2      11.6        15.2      15.4
Amortization and provision for valuation of
intangible assets                                 1.2       0.1        0.1        9.4        0.5       0.4         0.5       0.5
Cost of merger/restructuring                        -         -       35.0        6.9       (2.1)        -        15.2         -
Allowance for doubtful accounts                  14.6         -          -        6.9        5.3         -           -         -
                                               -----------------------------------------------------------------------------------
                                                 58.8      48.2       89.5       67.2       45.9      46.2        72.1      51.4
                                               -----------------------------------------------------------------------------------
Operating (loss) income                         (12.3)      0.1      (42.8)     (23.1)       8.0       4.7       (18.1)      8.1
Valuation allowance on investments                -           -          -      (15.7)         -         -           -         -
Other income (expense)                            0.8       0.5       (2.2)      (0.3)      (1.2)      0.5        (1.3)     (1.6)
                                               -----------------------------------------------------------------------------------
(Loss) income before income tax provision       (11.5)      0.6      (45.0)     (39.1)       6.8       5.2       (19.4)      6.5
                                               -----------------------------------------------------------------------------------
(Provision for) recovery of income taxes         (1.1)     (0.3)       0.1        4.0       (0.6)     (1.7)        1.3      (2.1)
                                               -----------------------------------------------------------------------------------
(Loss) income from continuing operations        (12.6)      0.3      (44.9)     (35.1)       6.2       3.5       (18.1)      4.4
Loss from discontinued operations                   -         -          -          -       (2.1)        -           -         -
                                               -----------------------------------------------------------------------------------
Net (loss) income for the period                (12.6)%     0.3%     (44.9)%    (35.1)%      4.1%      3.5%      (18.1)%     4.4%
                                               ===================================================================================


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2001, the Company had cash and cash equivalents of $13.7 million (2000 - $13.2 million) and working capital of $12.7 million (2000 - $25.6 million).

     Cash provided by (used in) operating activities was $3.7 million, $(1.2) million and $1.6 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The $3.7 million of cash provided by operating activities in 2001 was comprised of $14.1 million net loss, non-cash charges of $8.9 million, and $8.9 million of changes to non-cash working capital items. The changes to working capital items include a $2.3 million decrease in trade receivables, a $7.9 million decrease in unbilled receivables, a $0.6 million increase in prepaid expenses a $2.1 million increase in accrued liabilities, a $1.0 million decrease in trade payables, a $1.5 million decrease in taxes payable and a $0.2 million decrease in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project and has not completed specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

     The  Company  has  included  in its  operating  results  for the year ended
December 31, 2001 a provision for $3.2 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts, however, due to uncertainty with regards to these customers' financial conditions, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due.

     The Company is currently involved in a dispute with a customer, and as a result has reclassified $3.7 million in accounts receivable as long term as the Company determined it is not likely to collect the amounts within one year. The Company is currently involved in litigation to collect the amounts due. See Item 3 "Legal Proceedings", for further discussion. The Company believes that its position in the matter is strong and intends to vigorously pursue collection, but due to uncertainty regarding timing of collection has elected to classify the receivable as long term. If the Company is unsuccessful in collection of amounts due, or is made to refund monies previously collected under the contract, the Company's liquidity and working capital would be adversely affected.

     Cash (used in) provided by financing activities was $(2.0) million, $5.8 million and $13.8 million, respectively, during the years ended December 31, 2001, 2000 and 1999. The cash used in financing activities in 2001 comprised $(2.0) million in repayment of capital leases and $(28,000) repayment of long-term debt partially offset by $0.1 million from the issuance of common shares.

     Cash used in investing activities was $1.7 million, $6.0 million, and $4.3 million, respectively, for the years ended December 31, 2001, 2000 and 1999. Total investing activity in 2001 primarily consisted of $2.2 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities, the growth of the hosting and IT services operations, and to support the growth of the Company's corporate information systems. In addition, the Company received $0.3 million in proceeds on maturity of its note receivable from Digital Dispatch Systems, Inc., and $0.1 million from a customer lease.

     Existing sources of liquidity at December 31, 2001 include $13.7 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 2001, the Company's borrowing capacity under the line of credit was $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At December 31, 2001, the Company was not using this line of credit.

     The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company's products, an increase in the length of the sales cycle for the Company's products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company's operating cash flow and liquidity. See "Business - Risk Factors" and "Forward Looking Statements".

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. The Company has no material additional commitments other than capital and operating leases. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders.

     As at December 31, 2001 the Company had the following contractual obligations and commercial commitments:

                                           Payments Due by Period
        Contractual                        ----------------------
        Obligations
        -----------
                                Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                  Year                                        Years
                            ------------     -------------    ------------   -----------    ----------
       Capital Lease        $ 4,587,504        $2,839,442       $1,748,062             -             -
        Obligations

       Operating Leases     $ 9,225,654         1,476,768       $3,324,835    $2,386,807    $2,037,244

       Total Contractual    $13,813,158        $4,316,210       $5,072,897    $2,386,807    $2,037,244
        Obligations

     In addition to these commercial commitments the Company has also provided, as performance bonds, an irrevocable revolving letter of credit in the amount of EUR 751,623 ($665,801) expiring May 31, 2003, and an additional letter of credit in the amount of EUR 75,855 ($66,752) expiring February 28, 2003. The Company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.


Derivative Financial Instruments

     The Company generates a significant portion of sales from sales to customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidy and are typically denominated in either U.S. dollars or Euros. The Company's international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company's financial results.

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31, 2001, and 2000 the Company had no foreign currency forward contracts outstanding.


Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures in 2001. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of December 31, 2001, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.4 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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


Item 8:  Financial Statements and Supplementary Data

     The financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, are included immediately following this page.

Report of Independent Auditors


To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.


We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

On February 1, 2002, we reported separately to the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc. on consolidated financial statements for the same periods prepared in accordance with generally accepted accounting principles in Canada.




/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
February 1, 2002


                                 MDSI MOBILE DATA SOLUTIONS INC.
                                   Consolidated Balance Sheets
                              (Expressed in United States dollars)


                                                                           As at December 31,
                                                                          2001            2000
                                                                      -----------      -----------
Assets
Current assets
  Cash and cash equivalents                                           $13,691,714      $13,238,081
  Accounts receivable, net
    Trade (net of allowance for doubtful accounts of
      $3,933,287; 2000 - $985,000)                                     10,764,038       16,821,925
    Unbilled                                                            4,331,924       12,184,446
  Prepaid expenses and other assets (note 10)                           2,059,082        1,411,200
  Income taxes receivable                                                 366,506                -
  Lease receivable (note 3)                                                     -          133,723
                                                                      -----------      -----------
  Total current assets                                                 31,213,264       43,789,375

Investments and advances, at cost (net of valuation allowance:
  2001 - $2,999,992; 2000 - $250,000) (note 4)                                  -        3,081,447
Capital assets, net (note 5)                                            9,249,055       11,097,497
Long term receivable (note 11(c))                                       3,749,860                -
Deferred income taxes (note 9)                                            364,640          347,350
Intangible assets, net (note 6)                                                 -        1,824,057
                                                                      -----------      -----------
                                                                       44,576,819       60,139,726
Assets of discontinued operations (note 16)                                     -          641,405
                                                                      -----------      -----------
Total assets                                                          $44,576,819      $60,781,131
                                                                      ===========      ===========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                     $2,451,853       $3,444,457
  Accrued liabilities (note 15)                                         5,685,905        3,625,591
  Income taxes payable                                                          -        1,091,164
  Deferred revenue                                                      7,713,068        7,901,837
  Current portion of long-term debt (note 7)                               39,041           66,968
  Current obligations under capital lease (note 11(a))                  2,589,320        2,094,637
                                                                      -----------      -----------
  Total current  liabilities                                           18,479,187       18,224,654

Obligations under capital leases (note 11(a))                           1,622,879        4,156,486
                                                                      -----------      -----------
                                                                       20,102,066       22,381,140
Liabilities of discontinued operations (note 16)                                -          223,024
                                                                      -----------      -----------
Total liabilities                                                      20,102,066       22,604,164

Stockholders' equity
  Common stock (note 8)
  Authorized:
    Unlimited common shares with no par value
  Issued:
    2001: 8,676,020 shares; 2000: 8,612,453 shares                     48,519,060       48,416,502
  Additional paid-up capital                                              522,621          220,700
  Treasury stock (13,475 shares)                                          (85,043)         (85,043)
  Accumulated other comprehensive (loss)                                 (690,104)        (690,104)
  Deficit                                                             (23,791,781)      (9,685,088)
                                                                      -----------      -----------
                                                                       24,474,753       38,176,967
                                                                      -----------      -----------
Total liabilities and stockholders' equity                            $44,576,819      $60,781,131
                                                                      ===========      ===========


Commitments and contingencies (note 11)


              See accompanying notes to the consolidated financial statements

                                     MDSI MOBILE DATA SOLUTIONS INC.
                                  Consolidated Statements of Operations
                                   (Expressed in United States dollars)

                                                                      Years ended December 31,
                                                        -----------------------------------------------------
                                                           2001                  2000                1999
                                                        -----------           -----------         -----------
Revenue
  Software and services                                 $31,731,309           $41,338,221         $39,912,480
  Hosting & information technology services              13,564,763             8,463,069           4,845,183
  Maintenance and support                                10,186,907             8,887,737           5,565,499
  Third party products and services                       2,637,314             2,853,452           8,248,264
                                                        -----------           -----------         -----------
                                                         58,120,293            61,542,479          58,571,426
                                                        -----------           -----------         -----------
Direct costs                                             31,250,063            28,055,450          27,317,935
                                                        -----------           -----------         -----------
Gross profit                                             26,870,230            33,487,029          31,253,491
                                                        -----------           -----------         -----------
Operating expenses
  Research and development                                8,084,378             9,048,819           6,902,380
  Sales and marketing                                    12,429,512            12,914,221           9,370,324
  General and administrative                              6,923,713             7,699,019           6,778,503
  Restructuring charge (note 15)                          6,105,927                     -                   -
  Amortization and provision for valuation of
   intangible assets                                      1,824,057               291,916             279,240
  Costs of merger                                                 -             1,691,028                   -
  Provision for doubtful accounts                         3,189,263               985,000                   -
                                                        -----------           -----------         -----------
                                                         38,556,850            32,630,003          23,330,447
                                                        -----------           -----------         -----------
Operating (loss) income                                 (11,686,620)              857,026           7,923,044

Valuation allowance on investments (note 4)              (2,749,992)                    -                   -
Other expense                                              (191,456)             (524,862)           (759,549)
                                                        -----------           -----------         -----------
(Loss) income from continuing operations before
  tax provision                                         (14,628,068)              332,164           7,163,495
                                                        -----------           -----------         -----------

Recovery of (Provision for) income taxes from
  continuing operations (note 9)                            521,375              (491,542)         (2,144,424)
                                                        -----------           -----------         -----------
(Loss) income from continuing operations                (14,106,693)             (159,378)          5,019,071

Loss from discontinued operations (note 16)                       -              (395,022)         (3,872,683)
                                                        -----------           -----------         -----------
Net (loss) income for the year                         ($14,106,693)            ($554,400)         $1,146,388
                                                        ===========           ===========         ===========
(Loss) earnings per common share
  (Loss) earnings from continuing operations
  Basic                                                      ($1.64)               ($0.02)              $0.62
                                                        ===========           ===========         ===========
  Diluted                                                    ($1.64)               ($0.02)              $0.55
                                                        ===========           ===========         ===========
  Net (loss) earnings
  Basic                                                      ($1.64)               ($0.07)              $0.14
                                                        ===========           ===========         ===========
  Diluted                                                    ($1.64)               ($0.07)              $0.13
                                                        ===========           ===========         ===========
Weighted average shares outstanding
  Basic                                                   8,623,296             8,526,723           8,080,022
                                                        ===========           ===========         ===========
  Diluted                                                 8,623,296             8,526,723           9,100,711
                                                        ===========           ===========         ===========

         See accompanying notes to the consolidated financial statements

                                                   MDSI MOBILE DATA SOLUTIONS INC.
                                           Consolidated Statements of Stockholders' Equity
                                                (Expressed in United States dollars)


                                                                                       Accumulated
                                     Common Stock            Additional                   Other
                              ------------------------          Paid       Treasury   Comprehensive
                                Shares         Amount        Up Capital      Stock         Loss         Deficit           Total
                              -----------   -----------      ----------    ---------  --------------  ----------       ----------
Balance, January 1, 1999      7,386,853     $32,797,978    $  220,700     $(85,043)   $(2,207,170)   $(10,130,076)    $20,596,389

  Issued on exercise of         215,980       2,112,793             -            -              -               -       2,112,793
   stock options

  Issuance of  share             20,619           7,500             -            -              -               -           7,500
   capital
  Issued under stock             28,144         271,009             -            -              -               -         271,009
   purchase plan (Note 8(b))

  Dividends paid                      -               -             -            -              -        (147,000)       (147,000)
  Change in foreign                   -               -             -            -      1,777,732               -       1,777,732
   exchange fluctuations
  Issued on public              575,000       9,772,479             -            -              -               -       9,772,479
   offering (Note 8(c))

  Net income for the year             -               -             -            -              -       1,146,388       1,146,388
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999    8,226,596      44,961,759       220,700      (85,043)      (429,438)     (9,130,688)     35,537,290

  Issued on exercise of         369,236       3,268,972             -            -              -               -       3,268,972
   stock options

  Issued under stock             16,621         185,771             -            -              -               -         185,771
   purchase plan (Note 8(b))

  Change in foreign                   -               -             -            -       (260,666)              -        (260,666)
   exchange fluctuations
  Net loss for the year               -               -             -            -              -        (554,400)       (554,400)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000    8,612,453      48,416,502       220,700      (85,043)      (690,104)     (9,685,088)     38,176,967

  Issued on exercise of          63,567         102,558             -            -              -               -         102,558
   stock options
  Stock based compensation            -               -       301,921            -              -               -         301,921
   charge
  Net loss for the year               -               -             -            -              -     (14,106,693)    (14,106,693)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001    8,676,020     $48,519,060     $ 522,621     $(85,043)     $(690,104)   $(23,791,781)    $24,474,753
                              ====================================================================================================


         See accompanying notes to the consolidated financial statements

                                                     MDSI MOBILE DATA SOLUTIONS INC.
                                                  Consolidated Statements of Cash Flows
                                                   (Expressed in United States dollars)


                                                                                              Years ended December 31,
                                                                          ---------------------------------------------------
                                                                               2001               2000             1999
                                                                          --------------     --------------    --------------
Cash flows from operating activities
  Net (loss) income from continuing operations for the year               $ (14,106,693)       $ (159,378)     $  5,019,071
  Items not affecting cash:
    Depreciation, amortization and provision for valuation of                 5,262,704         2,946,950         1,622,927
     intangible assets
    Write down in value of surplus capital assets                               563,780                 -                 -
    Valuation allowance on investments                                        2,749,992                 -                 -
    Deferred income taxes                                                       (17,290)          230,077            84,616
    Stock based compensation charge                                             301,921                 -                 -
    Changes in non-cash operating working capital items (Note 13)             8,933,938        (4,215,903)       (5,147,589)
                                                                          --------------     --------------    --------------
  Net cash provided by (used in) operating activities                         3,688,352        (1,198,254)        1,579,025
                                                                          --------------     --------------    --------------

Cash flows from financing activities
  Issuance of common shares                                                     102,558         3,454,743        12,163,781
  Payment of dividends                                                                -                 -          (147,000)
  Repayment of long-term debt                                                   (27,927)          (17,366)         (293,366)
  (Repayment of) proceeds from capital leases                                (2,038,924)        2,329,509         2,038,965
                                                                          --------------     --------------    --------------
  Net cash provided by (used in) financing activities                        (1,964,293)        5,766,886        13,762,380
                                                                          --------------     --------------    --------------
Cash flows from investing activities
  Repayment of lease receivable                                                 133,723           386,860           395,139
  Acquisition of investments                                                          -        (2,518,225)         (301,143)
  Proceeds on sale of investments                                               331,455         3,273,392                 -
  Acquisition of intangible asset                                                      -         (220,000)                -
  Acquisition of capital assets                                              (2,153,985)       (6,882,460)       (4,443,711)
                                                                          --------------     --------------    --------------
  Net cash used in investing activities                                      (1,688,807)       (5,960,433)       (4,349,715)
                                                                          --------------     --------------    --------------
Net cash provided by (used in) continuing operations                             35,252        (1,391,801)       10,991,690

Net cash provided by (used in) discontinued operations (note 16)                418,381           277,625        (1,762,058)
                                                                          --------------     --------------    --------------
Net cash inflow (outflow)                                                       453,633        (1,114,176)        9,229,632

Effects of foreign exchange fluctuations on cash                                      -          (260,666)        1,777,732

Cash and cash equivalents, beginning of year                                 13,238,081        14,612,923         3,605,559
                                                                          --------------     --------------    --------------
Cash and cash equivalents, end of year                                      $13,691,714      $ 13,238,081      $ 14,612,923
                                                                          ===============    ==============    ==============
Supplemental disclosure of cash flow information
  Cash payments for interest                                                   $387,773        $  363,159      $    148,798
                                                                          ===============    ==============    ==============
  Cash payments for taxes                                                      $326,694        $  649,577      $  2,110,283
                                                                          ===============    ==============    ==============

         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)



SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     In February 1999, the Company adopted a plan to dispose of the Transportation Business Unit which was completed effective June 1, 1999 (note 16). The Company disposed of the Transportation Business Unit for proceeds of $3,839,267 comprised of common shares representing an 11% interest in Digital Dispatch Systems, Inc. ("DDS") and a promissory note in the principal amount of $331,455 ($500,000 CDN) due January 1, 2001 and bearing an interest rate of 8% per annum. During the year ended December 31, 2000 DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,164,350. The promissory note was settled for its face value during the first quarter of 2001.










         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999
                      (Expressed in United States dollars)



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

     (b)  Nature of operations

          The Company develops, markets and supports wireless mobile data communication software products for use in the mobile service industry. The Company is also a provider of managed application services through its subsidiary Connectria Corporation (note 2).

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

     (d)  Revenue recognition

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20 "Accounting Changes." The Company adopted SAB 101 for the Company's year ended December 31, 2000. Based on the Company's interpretation of SAB 101, the Company believes its current revenue recognition policies are consistent with SAB 101 and there has been no material impact on the Company's financial position or results of operations.

          Statement of Position 97-2 (Software Revenue Recognition) (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by the Statement of Position 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition) (SOP 98-4) and Statement of Position 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) (SOP 98-9). The Company adopted SOP 97-2 effective for the Company's year ended December 31, 1998. Based upon our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4, and SOP 98-9.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999
                      (Expressed in United States dollars)



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

          (ii) Hosting and Information Technology Services

               Hosting and Information Technology Services revenue consists of the provision of managed services, which include managed application services, managed network services, managed data center services, and managed hosting services. Revenue from these services is recognized as the service is provided, where no future commitment exists.

          (iii) Maintenance and support

               Revenue related to maintenance agreements for supporting and maintaining the Company's products are recognized rateably over the term of the agreement, which is generally one to three years.

          (iv) Third party products and services

               Revenue from sales of third party products and services is recognized on delivery of the products or services.

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

          The carrying value of capital assets is reviewed on a regular basis for any impairment in value. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.

     (f)  Intangible Assets

          Intangible assets consist of goodwill arising on the acquisition of Alliance Systems Inc., and the purchase of a commercial web-site domain name. Goodwill arising on the acquisition of Alliance is amortized on a straight-line basis over ten years. The commercial web-site domain name is being amortized on a straight

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  Intangible Assets (Continued)

          line basis over a five year period. Management regularly reviews the carrying value of the intangible assets for evidence of any impairment in value by reference to expected future cash flows (note 6).

     (g)  Foreign exchange; Reporting and Functional currency

          Foreign exchange

          The accounts of the Company and its foreign subsidiaries are expressed in United States dollars, its functional currency. Current monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses relating to monetary items and revenue and expenses denominated in foreign currencies are included in income.

          Reporting currency

          The Company changed its reporting currency to the United States dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to United States dollars by translating assets and liabilities at the rate in effect at the respective balance sheet dates and revenues and expenses at the average rate for the reporting periods. Any resulting foreign exchange gains and losses are recorded as a separate component of stockholder's equity and described as other comprehensive income (loss).

          Comprehensive income for the period can be summarized as follows:

                                                              Year ended December 31,
                                           --------------------------------------------------------
                                                 2001                2000                 1999
                                           ---------------     ---------------      ---------------
          Net income from continuing
           operations                       $(14,106,093)           $(159,378)           $5,019,071

          Other Comprehensive items
              - Translation adjustment                  -            (260,666)            1,777,732
                                           ---------------     ---------------      ---------------
          Comprehensive net income for
           the year                         $(14,106,093)           $(420,044)           $6,796,803
                                         =================   ==================   ==================

          Functional currency

          As at June 1, 2000 the Company and its subsidiaries adopted the United States dollar as their primary currency of measurement. The change in the Company's currency of measurement was made due to the Company's business combination with Connectria Corporation ("Connectria") (note
          2) and the resulting increase in the Company's sales and costs denominated in United States dollars. The business combination with Connectria as well as the Company incurring an increasing amount of United States dollar denominated expenditures as a percentage of overall expenditures and an increase in the generation of cash flows from sales in United States dollars resulted in the change of the Company's currency of measurement to the United States dollar.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Foreign exchange; Reporting and Functional currency (continued)

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

     (j)  Earnings (loss) per common share

          Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents in the weighted average number of common shares outstanding for a period, if dilutive. Common equivalent shares consist of incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

          A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2001, 2000 and 1999 is as follows:

                                                         Net (Loss)                            (Loss)
                                                           Income             Shares          Earnings
                                                         (Numerator)      (Denominator)      Per Share
                                                    ----------------------------------------------------
          2001
          Basic                                       $ (14,106,693)        8,623,296        $   (1.64)
          Effect of stock options                                                   -                -
                                                    ----------------------------------------------------
          Diluted                                     $ (14,106,693)        8,623,296        $   (1.64)
                                                    ====================================================
          2000
          Basic                                       $    (554,400)        8,526,723        $   (0.07)
          Effect of stock options                                                   -                -
                                                    ----------------------------------------------------
          Diluted                                     $    (554,400)        8,526,723        $   (0.07)
                                                    ====================================================
          1999
          Basic                                       $   1,146,388         8,080,022        $    0.14
          Effect of stock options                                           1,020,689            (0.01)
                                                    ----------------------------------------------------
          Diluted                                     $   1,146,388         9,100,711        $    0.13
                                                    ====================================================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  Earnings (loss) per common share (continued)

          Options and warrants to purchase 2,056,361, 2,313,944, and 63,000 shares of common stock were outstanding during fiscal 2001, 2000 and 1999 respectively, but were not included in the computation of diluted EPS because of either the net loss in fiscal 2001 and 2000, or because the options exercise prices were greater than the average market prices of the common stock, and therefore, their effect would be antidilutive.

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

     (l)  Derivatives

          From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. As at December 31, 2001 and December 31, 2000 the Company had no forward transactions open.

     (m)  Stock-based compensation

          The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price of the common stock option at the date granted.

          The following pro forma financial  information presents the net income
          (loss) for the year and income (loss) per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

                                                                  2001             2000            1999
                                                             -------------     ------------    ------------
           Net income (loss) for the year                    $(16,189,425)     $(6,521,603)    $(2,818,180)
                                                             -------------     ------------    ------------
           Fully diluted income (loss) per common share            $(1.87)          $(0.76)         $(0.35)
                                                             =============     ============    ============

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $2,085,732 would have been recorded for the year ended December 31, 2001 (2000 - $5,967,203 and 1999 - $3,964,568 respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of three years, a weighted average annualized volatility of the Company's share price of 96% (2000 - 81% and 1999 - 65% respectively) and a weighted average annualized risk free interest rate at 3.70% (2000 - 7.00% and 1999 - 5.00% respectively).

          In March 2000,  the  Financial  Accounting  Standards  Board  ("FASB")
          issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (m)  Stock-based compensation (continued)

          employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of the previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the third quarter of fiscal 2000 and there was no material effect on the consolidated financial position, results of operations or cash flows.

     (n)  Comprehensive income

          The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other than comprehensive income resulting from changes in reporting currency (note 1 (g)) the Company had no other source of comprehensive income. Tax effects of comprehensive income or loss are not considered material for any period.

     (o)  Segmented information

          SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," established new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. In accordance with SFAS 131 the Company has determined that it has two reportable segments, Field Service and Hosting and Information Technology Services and has reported in accordance with SFAS 131 in note 12.

     (p)  Accounting for derivative instruments and hedging activities

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
          133), and the corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (SFAS 138). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) ("OCI") and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss). The adoption of this statement, has not had a significant effect on the Company's financial position or results of operations.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (q)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

     (r)  Recent accounting pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

          In July  2001,  the FASB  issued  Statement  of  Financial  Accounting
          Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 7, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



2.   ACQUISITIONS

     Connectria Corporation

     On June 1, 2000 the Company acquired all of the issued and outstanding shares of Connectria Corporation ("Connectria"), a privately held company based in St. Louis Missouri, which operates as an application service provider (ASP) and provider of online service management solutions for service companies. The Company issued 845,316 common shares, and 583,037 employee stock options to acquire common shares of the Company in exchange for all of the outstanding stock and options of Connectria. Merger related expenses of $1,691,028 are included in the Cost of merger for the year ended December 31, 2000. The transaction is accounted for under the pooling of interest method of accounting and all historical financial information contained herein has been restated to include the combined results of operations, financial position and cash flows of Connectria.


3.   LEASE RECEIVABLE

     During the year ended December 31, 1999 the Company entered into a sales-type lease with a customer. The lease had an effective interest rate of 5.5% and was payable in equal monthly installments with a term of 36 months. As at December 31, 2001 the lease has been settled and no amounts remain outstanding (2000 - $133,723).


4.   INVESTMENTS AND ADVANCES

                                                              2001             2000
                                                          ------------     -----------
        Investment in private companies, at cost            2,499,992        2,499,992
        Promissory note (note 16)                                   -          331,455
        Other advances                                        500,000          500,000
        Less:  Valuation allowance                         (2,999,992)        (250,000)
                                                          ------------     -----------
        Total Investments                                 $         -       $3,081,447
                                                          ============     ===========

     During the year ended December 31, 2000 the Company made equity investments of $2,499,992 in two private companies and made advances to a third Company of $500,000. These investments do not represent significant influence in the companies and at December 31, 2000 were valued at cost which was the valuation as at the latest round of financing.

     As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments and advances during the year ended December 31, 2001.

     During the year ended December 31, 2001, Digital Dispatch Systems Inc. repaid the promissory note received as partial consideration on the sale of the Company's Transportation Business Unit to Digital Dispatch Systems Inc. (note 16).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



5.   CAPITAL ASSETS

                                                  2001                2000
                                             -------------      -------------
     Computer hardware and software          $ 14,018,951       $ 12,433,244
     Furniture and fixtures                     2,554,992          2,365,795
     Leasehold improvements                       726,832            708,667
     Vehicles                                      50,905             50,905
                                             -------------      -------------
                                               17,351,680         15,558,611
     Less:  accumulated amortization           (8,102,625)        (4,461,114)
                                             -------------      -------------
                                              $ 9,249,055       $ 11,097,497
                                             =============      =============

     As at December 31, 2001 the Company has entered into capital lease arrangements for Capital Assets in the amount of $13,074,715 (2000 - $11,595,272) and recorded accumulated amortization of $6,028,756 (2000 -$ 3,326,083) relating to these assets (note 11(a)).

6.   INTANGIBLE ASSETS

                                                                           2001              2000
                                                                      -------------     -------------
     Goodwill                                                          $ 2,615,751      $ 2,615,751
     Commerical web site domain name                                       220,000          220,000
     Less:  accumulated amortization and provision for valuation        (2,835,751)      (1,011,694)
                                                                      -------------     -------------
                                                                       $         -      $ 1,824,057
                                                                      =============     =============

     In connection with the Company's announced restructuring (note 15), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred during the year ended December 31, 2001. The Company determined an impairment had occurred due to poor current and forecasted performance in the acquired Company's business. As a result of this impairment the Company has taken a valuation allowance in its field service business segment of $1,558,578 which was equal to the remaining net book value of the Goodwill.

     During the year ended December 31, 2001 the Company announced that it would not direct future resources to develop its e-Service Manager product line. As a result the Company has taken a valuation allowance in its Hosting and IT business segment of $165,000 which was equal to the remaining value of the commercial web site domain name purchased to support the e-Service Manager product.

7.   LONG-TERM DEBT

                                                                         2001            2000
                                                                     ------------     ----------

     Term loan, secured by general accounts receivable,               $       -       $ 27,927
      inventory and equipment, repayable in blended payments
      of $4,722, bearing interest at 8.25%
     Stockholders (i)                                                    39,041         39,041
      Less: Current Portion of Long Term Debt                           (39,041)       (66,968)
                                                                     ------------     ----------
                                                                      $       -       $      -
                                                                     ============     ==========

     (i)  Stockholders

          The amounts owing to stockholders are unsecured, non-interest bearing and without specific terms for repayment.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



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


                                          Connectria Plan     MDSI Plan      Total      Weighted
                                             Number of        Number of    Number of     Average
                                              Shares            Shares       Shares       Price
                                       ---------------------------------------------------------
Outstanding at December 31, 1998            492,110           1,655,206     2,147,316    $ 8.15

  Granted                                    55,947             561,500       617,447     12.73
  Exercised                                       -            (215,980)     (215,980)     9.93
  Cancelled                                       -            (102,192)     (102,192)    10.61
                                       --------------------------------------------------------
Outstanding at December 31, 1999            548,057           1,898,534     2,446,591    $ 9.49

  Granted                                    34,980             430,554       465,534     16.08
  Exercised                                 (48,791)           (235,899)     (284,690)     8.64
  Cancelled                                       -            (313,491)     (313,491)    12.08
                                       --------------------------------------------------------
Outstanding at December 31, 2000            534,246           1,779,698     2,313,944    $10.32

  Granted                                         -             711,765       711,765      4.18
  Exercised                                 (54,123)             (9,444)      (63,567)     1.61
  Cancelled                                 (52,980)           (852,801)     (905,781)    14.50
                                       --------------------------------------------------------
Outstanding at December 31, 2001            427,143           1,629,218     2,056,361    $ 6.62


                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999
                      (Expressed in United States dollars)



8.   STOCKHOLDERS' EQUITY (Continued)

          The  following  table  summarizes   information   concerning   options
          outstanding at December 31, 2001:

                                      Options Outstanding              Options Exercisable
                              -----------------------------------    ----------------------
                                            Weighted
                                Number       Average                   Number
                              Outstanding   Remaining    Weighted    Exercisable   Weighted
                                 as of     Contractual    Average       as of      Average
          Range of             December       Life       Exercise     December     Exercise
      Exercise Prices          31, 2001     (months)       Price      31, 2001      Price
      ---------------        -----------   ----------    --------    ----------    --------
          $0-$6.75            1,100,692       59.4        $ 2.65       601,117      $ 1.59

        $6.80-$13.35            884,151       30.4         10.61       641,875       10.55

       $13.40-$20.00             54,801       42.9         15.11        50,097       15.04

       $20.05-$36.20             16,717       48.1         26.31        11,870       25.16
                             -----------   ----------    --------    ----------    --------
                              2,056,361       46.4        $ 6.62     1,304,959      $ 6.73
                             ===========   ==========    ========    ==========    ========

          At December 31, 2000 and 1999 under the combined MDSI and Connectria option plans, 1,441,280 and 1,405,979 options were exercisable at a weighted average exercise price of $8.31 and $7.21, respectively.

     (b)  Stock purchase plan

          The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $6,289 ($10,000
          CDN) for each employee per year. The subscription price of common shares purchased under the Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. The Company has reserved 100,000 common shares for issuance pursuant to the Stock Purchase Plan. During the year ended December 31, 2001, nil (2000 - 16,621; 1999 - 28,144) common shares were issued under this Plan.

     (c)  Stock transactions

          On January 29, 1999, the Company completed a public offering for the sale and issue of 575,000 common shares at a price of $18.40 per share for net proceeds of $9,772,479 (net of offering costs of $809,279).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



8.   STOCKHOLDERS' EQUITY (Continued)

     (d)  Shareholder rights plan

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


9.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                                         2001            2000           1999
                                                                     ------------    ------------   ------------
    Current:
      Canada                                                          $       -      $   49,500     $    539,552
      Foreign                                                           504,085        (310,965)      (2,560,256)
                                                                     ------------    ------------   ------------
        Total current recovery of (provision for) income taxes
          from continuing operations                                    504,085        (261,465)      (2,020,704)
                                                                     ------------    ------------   ------------
    Deferred:
      Canada                                                                  -          92,870         (468,896)
      Foreign                                                            17,290        (322,947)         345,176
                                                                     ------------    ------------   ------------
       Total deferred  (recovery of) provision for income taxes
         from continuing operations                                      17,290        (230,077)        (123,720)
                                                                     ------------    ------------   ------------
    Recovery of (provision for) income taxes
         from continuing operations                                   $ 521,375      $ (491,542)    $ (2,144,424)
                                                                     ============    ============   ============

     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the (loss) income before tax provision due to the following:

                                                                   2001                2000              1999
                                                               ------------        ------------      ------------
     Statutory tax rate                                               44.6%               45.6%             45.0%

     Recovery of (provision for) income taxes from
        continuing operations computed at statutory rate       $ 6,524,118          $ (151,466)      $(3,223,573)
     Tax losses and (benefits) not recognized in the period
       that the benefit arose                                   (6,146,297)           (684,949)         (514,328)
     Lower effective rate on earnings of foreign subsidiaries    1,265,093             853,058         1,695,856
     Amortization and write-down of intangible assets
       not deductible for tax                                     (813,529)           (127,333)         (117,710)
     Other permanent differences                                  (308,010)           (380,852)           15,331
                                                               ------------        ------------      ------------
     Recovery of (provision for) income taxes
       from continuing operations                              $   521,375          $ (491,542)      $(2,144,424)
                                                               ============        ============      ============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



9.   INCOME TAXES (continued)

     The principal components of the deferred portion of the provision for income taxes are as follows:

                                                       2001             2000           1999
                                                   ------------     ------------   ------------
     Depreciation                                   $  807,765       $ (349,067)    $ 265,315
     Deferred revenue                                  756,867          969,689      (201,992)
     Operating loss carry forwards                           -         (361,160)     (572,557)
     Other                                          (1,547,342)        (489,539)      385,514
                                                   ------------     ------------   ------------
     Total deferred provision for income taxes      $   17,290       $ (230,077)   $ (123,720)
                                                   ============     ============   ============

     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                                                    2001                2000
                                               -------------       -------------
     Operating loss carryforwards               $ 4,334,951         $ 1,793,482
     Deferred revenue                             1,254,279             497,412
     Capital assets & intangibles                   341,323            (163,286)
     Reserves and accrued expenses                2,889,075           1,219,172
     Other                                          241,456             347,969
                                               -------------       -------------
                                                  9,061,084           3,694,749
     Less: Valuation allowance                   (8,696,444)         (3,347,399)
                                               -------------       -------------
     Net non current deferred tax asset         $   364,640           $ 347,350
                                               =============       =============


     At December 31, 2001, the Company has the following loss carry-forwards available for tax purposes:

        Country                     Amount                  Expiry
        -------                     ------                  ------

        Canada                   $ 8,500,000            2005 through 2008

        US                       $ 1,400,000            2020 through 2021

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



10.  RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees expensed during the year ended December 31, 2001 of $280,000 (2000 - $45,000; 1999 - $0;) paid to companies controlled by two directors of MDSI.

     The Company issued a promissory note receivable to a director and officer of the company on June 28, 2000 for $150,000. The note bears interest at a rate of 6.75% and is payable on demand. As at December 31, 2001 the full amount of the note was outstanding, and is included in prepaid expenses and other assets.


11.  COMMITMENTS AND CONTINGENCIES

     (a)  Capital and operating leases

          At December  31,  2001,  future  minimum  payments  under  capital and
          non-cancelable   operating   leases  for  office  space  and  computer
          equipment are as follows:

                                                           Capital            Operating
                                                           leases               leases
                                                       -------------        -------------
        2002                                            $ 2,839,442          $ 1,476,768
        2003                                              1,643,060            1,420,492
        2004                                                105,002            1,904,343
        2005                                                      -            1,270,533
        2006                                                      -            1,116,274
        Therafter                                                 -            2,037,244
                                                       -------------        -------------
        Total minimum lease payments                      4,587,504          $ 9,225,654
                                                                            =============
        Less: amount representing interest                 (375,305)
                                                       -------------
        Present value of net minimum lease payments       4,212,199
        Less: current portion                            (2,589,320)
                                                       -------------
                                                        $ 1,622,879
                                                       =============

          Rent expense for the year ended December 31, 2001 in respect of operating leases for office space was $2,076,503 (2000 - $2,148,310; 1999 - $2,232,448).

     (b)  Line and letters of credit

          The Company has an operating line of credit with a Canadian commercial bank to borrow up to $10,000,000 CDN (2000 - $8,000,000 CDN) which bears interest at prime plus 0.5%. As at December 31, 2001, the Company was not, except as noted below, utilizing the operating line of credit.

          The Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of EUR 751,623 (USD $665,801) expiring May 31, 2003, and an additional letter of credit in the amount of EUR 75,855 (USD $66,752) expiring February 28, 2003. The Company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



11.  COMMITMENTS AND CONTINGENCIES (continued)

     (c)  Contingency

          The Company is involved in a dispute with a customer. The Company has filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due. The customer has filed an answer and counter claim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company expects that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of $3,749,860 from current to long term receivable.

          From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


12.  SEGMENTED INFORMATION

     In 1997, the Company adopted Statement of Financial Accounting Standards No.131 (SFAS 131) requiring disclosure of a company's business segments. In 1998, the Company reported two business segments - Field Service and Delivery based on the differing capabilities of the software and hardware platforms offered to customers. In February 1999, the Company's Board of Directors approved a plan to dispose of its Delivery Segment which was subsequently sold effective June 1, 1999 (note 16). As a result the Company had only one operating segment.

     On  February 1, 2000,  the Company  announced  its  intentions  to sell its
     products  of  mobile   workforce   management  and  wireless   connectivity
     application software over the internet from a wirelessly-enabled Applications Service Provider ("ASP") site. As a result of this decision the Company reports its operations in two business segments, Field Service and Hosting and IT services (formerly "e-Business").

     On June 1, 2000 the company completed its merger with Connectria (note 2). As Connectria is considered part of the Company's Hosting and Information Technology (IT) Services operating segment and the transaction has been treated using the pooling of interests method, the Company has reflected the merger by segregating the Hosting and IT Services segment for all comparable periods.

     During the year ended December 31, 2001, the Company realigned its internal operating structure. As a result of this realignment, the Company now considers its Advantex and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", "Hosting and IT Services" to better reflect the nature of the business activity in this segment. As a result of the realignment, certain figures previously classified as Hosting and IT Services (e-Business) have been reclassified to the Field Service segment. For year ended December 31, 2000, the reclassification results in the following changes in Hosting and IT Services segment (and a corresponding change in Field Service):
     depreciation and amortization decreased by $156,280, long lived assets decreased by $279,965, capital expenditures decreased by $133,515, and operating earnings increased by $1,529,052. There is no effect of the reclassification on revenues.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



12.  SEGMENTED INFORMATION (continued)

     Business Segments

                                2001                                   2000                                    1999
                   --------------------------------------------------------------------------------------------------------------
                                Hosting                                Hosting                               Hosting
                    Field        and IT                    Field        and IT                   Field        and IT
                   Service     Services(1)    Total       Service     Services(1)  Total        Service     Services(1)     Total
                   -------     -----------    -----       -------     -----------  -----        -------     -----------     -----
Revenue          $44,705,603  $13,414,690   $58,120,293  $51,999,988  $9,542,491  $61,542,479  52,157,025  $6,414,401   $58,571,426
Operating
 earnings (loss) (11,418,153)    (268,467)  (11,686,620)   2,751,218  (1,894,192)     857,026   7,781,006     142,038     7,923,044
Depreciation
 amortization
 and provision
 for valuation
 of intangible
 asset             4,346,019      916,685     5,262,704    2,755,869     191,081    2,946,950   1,519,305     103,622     1,622,927

Long lived
 assets(2)         7,614,223    1,634,832     9,249,055   11,738,968   4,264,033   16,003,001  12,568,124     472,100    13,040,224

Capital
 Expenditures      1,317,095      836,890     2,153,985    5,396,528   1,485,932    6,882,460   4,404,253      39,458     4,443,711

(1) The Hosting and IT Services operating segment also includes revenues from third-party products and services.
(2) Long lived assets consist of the lease receivable, investments, capital and intangible assets.


     Geographic information

          The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                                     2001                                  2000                             1999
                         -----------------------------        -----------------------------      -----------------------------
                                            Long-lived                          Long-lived                        Long-lived
                            Revenue           assets            Revenue           assets           Revenue          assets
                         ------------      ------------       ------------      ------------     ------------    ------------
Canada                   $ 1,374,365       $ 6,789,712        $ 1,688,704       $ 8,731,563      $ 1,670,098     $ 9,037,747
United States             46,116,595         2,401,255         47,564,765         7,202,636       43,956,585       3,923,429
Europe                     9,594,137            57,416          8,713,390            66,946       11,426,532          73,521
Asia and Other             1,035,196               672          3,575,620             1,856        1,518,211           5,527
                         ------------      ------------       ------------      ------------     ------------    ------------
                         $58,120,293       $ 9,249,055        $61,542,479       $16,003,001      $58,571,426     $13,040,224
                         ============      ============      ============       ============     ============    ============


     Major customers

          During the year ended December 31, 2001 the Company earned revenue from one customer of $7,378,137. For the year ended December 31, 2000, the Company did not earn revenue from one customer that accounted for greater than 10% of overall revenue. For the year ended December 31, 1999 the Company earned revenue from one customer of $6,358,798.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999
                      (Expressed in United States dollars)



13.  CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                          2001              2000               1999
                                                     -------------      -------------       -------------
     Accounts receivable                              $10,160,549       $ (9,263,458)       $ (2,559,073)
     Prepaid expenses and other assets                   (647,882)          (289,619)          1,134,442
     Income taxes payable / receivable                 (1,457,670)          (476,507)            (22,860)
     Accounts payable and accrued liabilities           1,067,710          2,653,882          (3,677,261)
     Deferred revenue                                    (188,769)         3,159,799             (22,837)
                                                     -------------      -------------       -------------
                                                      $ 8,933,938       $ (4,215,903)       $ (5,147,589)
                                                     =============      =============       =============

14.  FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, lease receivable, investments and advances, accounts payable, accrued liabilities, long term debt, capital lease obligations and assets and liabilities from discontinued operations reflected in the balance sheets approximate their respective fair values.

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. However, as these customers are geographically dispersed, concentrations of credit risk are considered to be minimal.


15.  RESTRUCTURING CHARGE

     On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced a Board approved update to this plan which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $6.1 million in the year ended December 31, 2001. These charges were reflected in the "restructuring charge" line item of the Company's Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:


                                                            Total Restructuring
                                                                  Charge
                                                            -------------------
      Workforce reduction                                      $ 3,375,000
      Provision for excess office space                          1,861,000
      Non cash writedown of capital assets                         563,780
      Other                                                        306,147
                                                            -------------------
      Total restructuring charges                                6,105,927
      Cumulative draw-downs                                    (2,972,267)
                                                            -------------------
      Accrued restructuring charges included in accrued
      liabilities at December 31, 2001                          $3,133,660
                                                            ===================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999
                      (Expressed in United States dollars)



15.  RESTRUCTURING CHARGE (continued)

     For the year ended December 31, 2001 the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships. The Company expects to use existing cash balances and cash flow from operations in order to fund these charges.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of December 31, 2001, the provision balance has been drawn down by cash payments of approximately $2.0 million. The remaining provision of $1.4 million for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date is expected to be utilized by the second half of 2002.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.4 million of cash costs relating to this provision leaving an accrual of $1.5 million remaining as at December 31, 2001. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at December 31, 2001, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the second half of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at December 31, 2001, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the second half of 2002.


16.  DISCONTINUED OPERATIONS

     In February 1999, the Company's Board of Directors approved a plan for the sale of the Transportation Business Unit which developed mobile workforce software for the taxi, courier and roadside recovery markets. The disposition was completed June 24, effective June 1, 1999, for proceeds of $3,839,267. The proceeds comprised common shares representing an 11% interest in Digital Dispatch Systems Inc., a supplier of dispatch systems to the taxi market, and an 8%, $331,455 ($500,000 CAD) promissory note due January 1, 2001.

     For the year ended December 31, 1999, the Company recorded a one-time charge of $3,872,683 concurrent with the decision to discontinue the Transportation Business Unit of the Company's business. Certain contracts were retained for completion during the year 2000. The estimated cost to complete these contracts was included in the one-time charge. During the year ended December 31, 2000 the Company recorded an additional $395,022 charge in order to account for additional costs to complete the retained contracts, and the loss realized on sale of shares in Digital Dispatch Systems Inc., taken as consideration on sale of the Company's Transportation Business Unit .

     During the year ended December 31, 2001 all outstanding assets and liabilities of the discontinued operation have been settled with no further charge to earnings.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2001, 2000, and 1999
                      (Expressed in United States dollars)



16.  DISCONTINUED OPERATIONS (Continued)

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

                                                 December 31, 2001     December 31, 2000     December 31, 1999
                                                 ----------------     -----------------     -----------------
    Revenues                                        $       -             $         -           $  2,652,152

    Loss before income taxes                                                                      (1,571,821)
    Income tax                                              -                       -                      -
                                                 -----------------     -----------------     -----------------
    Operating loss to measurement date                      -                       -             (1,571,821)
    Estimated loss on disposal
         (net of nil income taxes)                          -                (395,022)            (2,300,862)
                                                 -----------------     -----------------     -----------------
    Loss from discontinued operations               $       -             $  (395,022)          $ (3,872,683)
                                                 =================     ==================    =================

     Financial position of discontinued operations

                                                 December 31, 2001     December 31, 2000     December 31, 1999
                                                 -----------------     -----------------     -----------------
    Current assets                                  $       -             $   641,405           $    960,610
    Long term assets                                        -                       -                      -
                                                 -----------------     -----------------     -----------------

    Total assets of discontinued operations                 -                 641,405                960,610
                                                 -----------------     -----------------     -----------------

    Current liabilities                                     -                 223,024                173,424
    Long term liabilities                                   -                       -                      -
                                                 -----------------     -----------------     -----------------
    Total liabilities of discontinued operations    $       -             $   223,024           $    173,424
                                                 =================     ==================    =================


     Cash flow of discontinued operations

                                                 December 31, 2001     December 31, 2000     December 31, 1999
                                                 -----------------     -----------------     -----------------
     Operating activities                           $ 418,381             $   277,625           $ (1,655,510)
     Investing activities                                   -                       -               (106,548)
     Financing activities                                   -                       -                      -
                                                 -----------------     -----------------     -----------------
     Cash provided by (used for) discontinued
     operations                                     $ 418,381             $   277,625           $ (1,762,058)
                                                 =================     ==================    =================

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    Part III

Item 10:  Directors and Officers of the Registrant


     The following table sets forth certain information concerning the Company's executive officers, officers, key employees and directors as of December 31, 2001.

Name                                    Age     Position
-------------------------------------  -------  ------------------------------------------------------------------------
Executive Officers
Erik Dysthe(1)......................     64     Chairman of the Board, Director and Chief Executive Officer
Gerald F. Chew(2)...................     41     President and Chief Operating Officer
Peter H. Rankin(3) .................     45     Executive Vice President, Operations
Verne D. Pecho......................     58     Vice President - Finance and Administration and Chief Financial Officer
Richard S.Waidmann..................     40     Executive Vice-President, Hosting and IT Services

Officers and Key Employees
Simon Backer........................     46     Senior Vice President - Wireless Services
Cyril Tordiffe......................     50     Senior Vice President - Project Implementation
Eric Y. Miller ......................    43     Senior Vice President, Hosting and IT Services
Tommy Lee...........................     38     Senior Vice President - Product Development
Gene Mastro ........................     54     Senior Vice President - Worldwide Sales
Warren Cree.........................     42     Senior Vice President - Product Management
M. Greg Beniston....................     44     Vice President - Legal and Corporate Secretary
Glenn Y. Kumoi......................     39     Managing Director -Europe Middle East and Africa
Ronald P. Toffolo...................     50     Vice President - Human Resources
David Haak..........................     40     Vice President - Sales, Americas

Directors
Peter Ciceri (5)(6).................     46     Director
Robert C. Harris, Jr. (4)(5)........     55     Director
Terrence P. McGarty (5)(6)..........     58     Director
Marc Rochefort (4)(5)...............     54     Director
David R. Van Valkenburg(4)(5)(6)....     59     Director
--------------------------------------------------------------------------------
(1)  Mr. Dysthe was appointed  Chief  Executive  Officer on March 26, 2001,  and
     President on March 15, 2002.
(2)  Mr. Chew  resigned as President  and Chief  Operating  Officer on March 15,
     2002.
(3)  Mr. Rankin was appointed Executive Vice President, Operations May 7, 2001.
(4)  Member of Compensation Committee.
(5)  Member of Corporate Governance and Nominating Committee.
(6)  Member of Audit Committee.


     Erik Dysthe has served as Chairman of the Company since its inception. Mr. Dysthe was appointed Chief Executive Officer of the Company in March 2001 and President in March 2002. He also served as Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. Mr. Dysthe also serves as a director of Avcan Systems Inc.

     Gerald F. Chew has served as President and Chief Operating Officer of the Company from April 2001 until his resignation on March 15, 2002. He also served as a director of the Company from December 1995 to April 2001. Mr. Chew was Executive Vice President of Ancora Capital & Management Group, LLC from 1998 to 2000. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc. From November 1992 to July

1996, Mr. Chew served as Executive Director of Strategy Development for U S WEST, Inc. He also serves as a director of Raining Data Corporation (formerly, Omnis Technology Corp.)

     Peter H. Rankin has served as Executive Vice President - Operations of the Company since May 2001. From May 1997 to April 2001, Mr. Rankin was an independent consultant. From February 1996 to May 1997, he served as Senior Vice President - Operations of the Company. From July 1995 to February 1996, Mr. Rankin was Vice President - Product Management of MDSI Mobile Data Solutions Canada Inc. and from February 1993 to June 1995, he was Vice President - Technology of MDSI Mobile Data Solutions Canada Inc.

     Verne D. Pecho has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

     Richard S. Waidmann has served as Executive Vice President, Hosting and IT Services of the Company from June 1, 2000. Mr. Waidmann also served as a director of the Company from June 1, 2000 to June 28, 2001. From 1996 to May 2000, Mr. Waidmann was President, Chairman and CEO of Connectria Corporation. Mr. Waidmann has over 17 years experience in the information technology industry where he has held a number of executive management, marketing and business development positions with NCR Corporation, AT&T, and Maryville Technologies prior to founding Connectria.

     Simon Backer has served as Senior Vice President - Wireless Services of the Company since June 2000. Prior to that he was Senior Vice President - eBusiness Operations since October 1999. From August 1998 to August 1999 he served as Senior Vice President and General Manager, Transportation and from August 1997 to February 1999, Mr. Backer was Vice President - Customer Engineering. Between 1997 and 1998 he was President and CEO of Retix Wireless Inc. From 1984 to 1996, Mr. Backer held numerous positions of progressive responsibility at Motorola's Wireless Data Group (formerly MDI), culminating in his appointment as Director of Architecture in 1996.

     Cyril Tordiffe has served as Senior Vice President - Project Implementation of the Company since July 2001 and as a Vice President - Operations, Australia between January 2001 and June 2001. From 1999 to 2000, he was Vice President - Implementation Engineering. From 1995 to 1998, Mr. Tordiffe was Vice President - Project Implementation and Customer Support, Utilities Division. From the Company's inception in 1993 to 1994, he held various senior project management positions at the Company. Mr. Tordiffe has over 20 years of experience in the information technology industry covering operations, project management, systems analysis and application programming.

     Eric Y. Miller has served as Senior Vice President, Hosting and IT Services of the Company since June 2000. From 1998 to May 2000, Mr. Miller was Vice President Sales of Connectria Corporation. Mr. Miller has over 20 years experience in the information technology industry where he has held a number of executive sales and management positions with NCR Corporation and AT&T.

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

     Gene Mastro has served as Senior Vice President - Worldwide Sales of the Company since October 1999. From November 1997 to September 1999, Mr. Mastro was Vice President Sales, Telecommunications of the Company. From November 1988 to October 1997, Mr. Mastro held various senior sales management positions at Computer Sciences Corporation, most recently as Vice President Sales - Communications Industry Division. From 1974 to 1988 he held various sales management positions with IBM, Exxon and Chemical (Chase Manhattan) Bank.

     Warren Cree has served as Senior Vice President - Products of the Company since October 2001. Prior to this he held numerous positions of progressive responsibility in product management for the Company since September 1999. Mr. Cree also served as Manager, Application Engineering of the Company from its inception to August 1999.

Between 1989 and 1994, he was a member of the scientific and engineering staff at McDonald, Dettwiler and Associates Ltd.

     M. Greg Beniston has served as Vice President - Legal and Corporate Secretary of the Company since March 1996. He also served as General Counsel and Corporate Secretary of General Hydrogen Corporation from April 1999 to May 2001. From 1993 to 2000, Mr. Beniston served as Corporate Counsel and Secretary of Xillix Technologies Corp. From 1988 to 1993, Mr. Beniston was a lawyer at the firm of Russell & DuMoulin (now Fasken Martineau DuMoulin), Barristers and Solicitors in Vancouver, British Columbia.

     Glenn Y. Kumoi has served as Managing Director - Europe Middle East and Africa of the Company since May 2001. Prior to that he was Vice President - Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President - General Counsel of the Company. From April 1997 to November 1998, Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia.

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

     David R. Van Valkenburg has served as a director of the Company since June 2001. Mr. Van Valkenburg is currently Chairman of Balfour Associates, Inc. From 1999 to 2000, he was Executive Vice President of MediaOne Group, Inc., and from 1996 to 1999 he was Executive Vice President, MediaOne International. From 1994 to 1995, Mr. Van Valkenburg was Senior Vice President, Multimedia Group, MediaOne Group Inc. He also serves as a director of Harmonic, Inc.

     Peter Ciceri has served as a director of the Company since June 2001. Mr. Ciceri is currently an Executive in Residence at the University of British Columbia. From 2000 to 2001, he was President of Rogers Telecom, Inc. and from 1996 to 2000 he was President and Managing Director of Compaq Canada Ltd. and Vice-President Compaq Computer Corporation (US). Mr. Ciceri also serves as a director of Sierra Wireless, Inc.

     Robert C. Harris, Jr. has served as a director of the Company since December 1995. Mr. Harris is currently Senior Managing Director, Vice Chairman, Technology Investment Banking of Bear Stearns & Co., Inc. Mr. Harris was a co-founder and Managing Director of Unterberg Harris from May 1989 until November 1997. Mr. Harris also serves as a director of SoftNet Systems, Inc., Marex, Inc., and a number of private companies.

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


Committees of the Board of Directors

     The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Terrence P. McGarty, Peter Ciceri and David Van Valkenburg.


     The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Robert C. Harris, Jr. Peter Ciceri, David Van Valkenburg and Terrence P. McGarty.

     The Compensation Committee reviews and recommends the compensation arrangements for the executive officers of the Company and administers the Company's stock option and stock purchase plans. The members of the Compensation Committee are Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg.


Section 16 (a) Beneficial Ownership Reporting Compliance

     The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).


Item 11:  Executive Compensation

Report of the Compensation Committee

     The Company's compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors. From January 1, 2001 until June 28, 2001, the Compensation Committee was composed of two non-employee directors and Kenneth Miller, who served as the Company's Chief Executive Officer (CEO) until March 26, 2001. Since June 28, 2001, the Compensation Committee has been composed of three non-employee directors. During fiscal 2001, the compensation of Erik Dysthe, the Chairman and since March 26, 2001 the CEO of the Company, Kenneth Miller, the CEO of the Company until March 26, 2001, and Gerald Chew, the President and Chief Operating Officer (COO) of the Company was determined by the Compensation Committee. Erik Dysthe, Gerald
Chew and Kenneth Miller had variable components to their compensation in the past financial year based on certain performance criteria. With respect to compensation for executive officers other than the Chairman and CEO or the President and COO, the Board of Directors reviews a compensation proposal prepared by the Chairman and CEO and the President and COO, and approved by the Compensation Committee.


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


Chief Executive Officers, Executive Officers and Key Employees

     There are currently 16 executive officers of the Company, including the Chief Executive Officer. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer or key employee of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.


Employment Agreements

     The Company has entered into employment agreements with each of its Named Executive Officers (as hereinafter defined), providing for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.


Termination Arrangements

     The Company may terminate any of its officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and a lump sum termination payment equal to amounts ranging up to two times base annual salary and current bonus. Any officer may terminate his or her employment with the Company at any time by giving four, or in certain cases, eight weeks written notice, to the Board of Directors of the Company. The employment agreements of certain officers, including Mr. Dysthe, provide that in the event of a takeover or change of control of the Company, they may elect to terminate their employment and receive, in addition to compensation earned to the date of their termination, a lump sum payment equal to their annual base salary. The Company's employment agreements with certain of its officers also provide for the acceleration of options in the event of termination without cause, and in certain cases, in the event of a takeover or change in control of the Company.


Pension Arrangements

     The Company and its subsidiaries do not have any pension arrangements in place for the Named Executive Officers (as defined below) or any other officers.

Summary Compensation Table

     The following table sets forth all compensation paid during the fiscal years ended December 31 2001, 2000 and 1999 in respect of each individual who, at any time during fiscal 2001, served as the Company's Chief Executive Officer, the four most highly compensated executive officers for fiscal 2001 who were serving as executive officers as at December 31, 2001 and an individual who would have been among the foregoing but for the fact that such individual was not employed by the Company at December 31, 2001 (collectively "Named Executive Officers"):


                                                                     Annual Compensation                   Long Term
                                                                                                          Compensation
                                                                                                              Awards
                                                                                                      ---------------------
                                                                                      Other Annual      Securities Under
                                          Years Ending      Salary        Bonus       Compensation          Options
Name and Principal Position               December 31        ($)           ($)             ($)                (#)
----------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                                   2001         123,011          -              N/A               10,000
Chairman & Chief Executive Officer            2000          25,953(1)       -              N/A                3,000
                                              1999         134,686          -              N/A                 nil

----------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller (2)                         2001          57,007        15,636           N/A               65,000
Chief Executive Officer                       2000         203,879        24,465           N/A              100,000
                                              1999         185,460        29,674           N/A                Nil
----------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank(3)                      2001          65,565        13,646        390,903(4)           25,000
President and Chief Operating Officer         2000         177,931        21,352           N/A               25,000
                                              1999         157,641        25,897           N/A               25,000
----------------------------------------------------------------------------------------------------------------------------
David Haak                                    2001         134,000        81,241           N/A                5,000
Vice President Sales, Americas                2000         120,000        81,568           N/A                Nil
                                              1999         120,000        10,000           N/A               15,000
----------------------------------------------------------------------------------------------------------------------------
Gene Mastro                                   2001         246,090       106,173           N/A               10,000
Senior Vice President, Sales                  2000         190,000        17,100           N/A                Nil
                                              1999         166,397       237,625           N/A               35,000
----------------------------------------------------------------------------------------------------------------------------
Richard S. Waidmann(5)                        2001         140,000         8,400             -                    -
Executive Vice President, Hosting             2000         100,770         8,400             -                    -
and IT Services                               1999          52,000             -             -                    -
----------------------------------------------------------------------------------------------------------------------------
Eric Y. Miller(5)                             2001         140,000         8,400             -                    -
Senior Vice President, Hosting and            2000         108,846         8,400             -                    -
IT Services                                   1999          80,304             -             -                    -
----------------------------------------------------------------------------------------------------------------------------
(1)  Represents  compensation received by Mr. Dysthe in his capacity as Chairman of the Board and a director of the Company.
(2)  Excludes  consulting fees paid to a Company  controlled by Mr. Miller.  See
     "Item 13:  Certain  Relationship  and Related  Transactions"  for  details.
     Includes salary earned until Mr. Miller's resignation on March 26, 2001.
(3)  Includes  salary earned until Mr.  Cruickshank's  resignation  on April 20,
     2001.
(4)  Represents severance paid to Mr. Cruickshank in April 2001.
(5)  Includes   compensation  paid  by  Connectria   Corporation  prior  to  its
     acquisition by the Company on June 1, 2000.

Stock Options

     The following table sets forth stock options granted by the Company during the fiscal year ended December 31, 2001 to any of the Named Executive Officers:


Option Grants During the Fiscal Year Ended December 31, 2001

                                                                                        Market Value
                                                      % of Total                        of Securities
                                       Securities      Options                           Underlying
                                         Under        Granted to       Exercise or      Options on the
                                        Options      Employees in       Base Price      Date of Grant    Expiration Date
Name                                    Granted(#)   Fiscal Year      ($/Security)      ($/Security)
-------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                              10,000          1.7%             $5.43             $5.43         March 19, 2006
Chairman & Chief Executive Officer                                     ($8.40 Cdn)       ($8.40 Cdn)
-------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                        65,000         11.0%             $4.32             $4.32         April 30, 2003
Chief Executive Officer                                                ($6.70 Cdn)       ($6.70 Cdn)
-------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank                    25,123          4.2%             $4.32             $4.32         April 30, 2003
President and Chief Operating                                          ($6.70 Cdn)       ($6.70 Cdn)
Officer
-------------------------------------------------------------------------------------------------------------------------
David Haak                                5,000          0.8%             $3.00             $3.00         August 22, 2006
Vice President Sales, Americas
-------------------------------------------------------------------------------------------------------------------------
Gene Mastro                              10,000          1.7%             $3.00             $3.00         August 22, 2006
Senior Vice President, Sales
-------------------------------------------------------------------------------------------------------------------------
Richard S. Waidmann                         Nil          Nil                Nil               Nil                     Nil
Executive Vice President, Hosting
and IT Services
----------------------------------------------------------------------------------------------------------------------------
Eric Y. Miller                              Nil          Nil                Nil               Nil                     Nil
Senior Vice President, Hosting and
IT Services
----------------------------------------------------------------------------------------------------------------------------

     The following table sets forth details of each exercise of stock options during the fiscal year ended December 31, 2001 by any of the Named Executive Officers, and the fiscal year end value of unexercised options on an aggregate basis:

           Aggregated Options Exercised During the Fiscal Year Ended December 31, 2001 and Fiscal Year-End
                                                Option Values

                                                                      Unexercised Options
                                                                         At FY-End (#)        Value of Unexercised in the
                                      Securities      Aggregate          Exercisable/          Money-Options at FY-End
                                     Acquired on         Value          Unexercisable                ($) Exercisable/
               Name                  Exercise (#)     Realized($)                                    Unexercisable (1)
-------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                             Nil             Nil           70,124 (exercisable)         $0(exercisable)
Chairman & Chief Executive Officer                                     376 (unexercisable)         $0(unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Kenneth R. Miller                       Nil             Nil           65,000 (exercisable)         $0(exercisable)
Chief Executive Officer                                                nil (unexercisable)         $0(unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Robert G. Cruickshank                   Nil             Nil           25,000 (exercisable)         $0(exercisable)
President and Chief Operating                                          nil (unexercisable)         $0(unexercisable)
Officer
-------------------------------------------------------------------------------------------------------------------------
David Haak                              Nil             Nil           16,944 (exercisable)         $0(exercisable)
Vice President Sales, Americas                                        5,000 (unexercisable)     $2,550 (unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Gene Mastro                             Nil             Nil           40,722 (exercisable)         $0(exercisable)
Senior Vice President, Sales                                          17,778 (unexercisable)    $5,100(unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Richard S. Waidmann                     Nil             Nil          137,450 (exercisable)       $431,593 (exercisable)
Executive Vice President, Hosting                                      nil (unexercisable)          $0(unexercisable)
and It Services
----------------------------------------------------------------------------------------------------------------------------
Eric Y. Miller                          Nil             Nil           68,725 (exercisable)       $215,797 (exercisable)
Senior Vice President, Hosting and                                     nil (unexercisable)          $0(unexercisable)
IT Services                    -
----------------------------------------------------------------------------------------------------------------------------
(1)  Based on Nasdaq closing price of $3.51 on December 31, 2001.
(2)  Includes  options to purchase  common shares within 60 days after  December
     31, 2001.


Compensation of Directors

     During the latest fiscal year, the Company paid its outside Directors a meeting stipend of $2,500 for each board meeting they attended in person and $1,000 for certain committee meetings. During the fiscal year ended December 31, 2001, the directors of the Company received aggregate cash compensation of $55,500 for their services. The Directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as Directors.

     Directors were also eligible to receive stock options issued pursuant to the Company's stock option plan and in accordance with rules and policies of The Toronto Stock Exchange. On March 19, 2001, two Directors were each granted option to acquire 15,000 common shares and one Director was granted options to acquire 30,000 common shares. All March 19, 2001 stock options were granted at an exercise price of $5.31 per share with immediate vesting. On June 28, 2001, two Directors were each granted options to acquire 3,000 common shares; one Director was granted options to acquire 7,375 common shares; one Director was granted options to acquire 15,000 common shares; and one Director was granted options to acquire 30,000 common shares. All June 28, 2001 stock options were granted at an exercise price of $4.39 per share, vest over three years and are subject to the grantee being a Director on the date of vesting.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                 Number of Shares
Directors, Named Executive Officers and 5% Shareholders(1)         Beneficially          % of total Shares
                                                                     Owned(2)                  Owned
------------------------------------------------------------     -----------------       -----------------
Erik Dysthe(3) .............................................         445,018                    5.1
Kenneth R. Miller(4)........................................         200,162                    2.3
Robert G. Cruickshank(5) ..................................           25,123                     *
David Haak(6) ..............................................          24,444                     *
Gene Mastro (7) ............................................          40,722                     *
Richard S. Waidmann(8)......................................         687,250                    7.8
Eric Y. Miller(9)...........................................         343,625                    3.9
Robert C. Harris, Jr. (10)..................................          92,620                    1.1
Terrence P. McGarty(11).....................................          28,460                     *
David R. Van Valkenburg(12).................................          21,666                     *
Peter Ciceri(13)............................................           3,333                     *
Marc Rochefort(14)..........................................          10,262                     *
                                                                 -----------------       -----------------
All Directors, Named Executive Officers and Officers as a          2,258,396                   25.8%
group (24 persons) (15).....................................
                                                                 -----------------       -----------------
5% Shareholders:
Kern Capital Management (16)................................       1,182,100                   13.6%
114 West 47th Street, Suite 1926
New York, NY, 10036
-------------------------------
*    Represents beneficial ownership of less than 1% of the Common Shares.
(1)  Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities and Exchange  Commission,  based on factors including voting and investment  power with respect to shares.  Common Shares subject to options currently  exercisable at December 31, 2001, or exercisable  within 60 days
     after  December  31,  2001,  are  deemed   outstanding  for  computing  the
     percentage ownership of the person holding such options, but are not deemed outstanding  for computing the  percentage  ownership for any other person.
     Applicable   percentage   ownership   based  on  aggregate   Common  Shares
     outstanding as of December 31, 2001,  together with the applicable  options of such shareholder.
(3)  Includes 326,894 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 70,124 Common Shares  exercisable within 60 days after December
     31, 2001 held by Mr. Dysthe individually.
(4)  Includes  37,256  Common  Shares held by 535760 B.C.  Ltd.,  a company 100%
     owned Mr. Miller and options to purchase  65,000 Common Shares  exercisable within 60 days of December 31, 2001.
(5)  Includes options to purchase 25,000 Common shares  exercisable  within 60 days after December 31, 2001.
(6)  Includes  options to purchase  16,944 Common Shares  exercisable  within 60 days after December 31, 2001.
(7)  Represents  options to purchase 40,722 Common Shares  exercisable within 60 days of December 31, 2001.
(8)  Includes  options to purchase 137,450 Common Shares  exercisable  within 60 days after December 31, 2001.
(9)  Includes  options to purchase  68,725 Common Shares  exercisable  within 60 days after December 31, 2001.
(10) Includes  options to purchase  42,290 Common Shares  exercisable  within 60 days after December 31, 2001.
(11) Includes  1,170  Common  Shares held by The Telmarc  Group Inc.,  a company controlled  by Mr.  McGarty,  and options to purchase  27,290 Common Shares exercisable within 60 days after December 31, 2001.
(12) Includes options to purchase 6,666 Common Shares exercisable within 60 days after December 31, 2001.
(13) Represents  options to purchase 3,333 Common Shares  exercisable  within 60 days after December 31, 2001.
(14) Represents  options to purchase 10,262 Common Shares  exercisable within 60 days after December 31, 2001.
(15) Includes  options to purchase 711,615 Common Shares  exercisable  within 60 days after December 31, 2001.
(16) Beneficially owned by Robert E. Kern Jr. and David G. Kern.

Item 13:  Certain Relationships and Related Transactions

     In March 2001, the Company entered into an employment agreement with Erik Dysthe, then the Company's Chairman. In April 2001, the Company entered into an employment agreement with Gerald F. Chew, then the Company's President and Chief Operating Officer. In May 2001, the Company entered into an employment agreement with Peter H. Rankin, the Company's Executive Vice President - Operations. See
Item 11 - "Executive Compensation".

     In March 2001, the Company retained 535760 B.C. Ltd., a private company controlled by Kenneth R. Miller, the former CEO of the Company, to provide consulting services to the Company related to corporate development activities. During the year ended December 31, 2001, the Company paid to 535760 B.C. Ltd. consulting fees in the amount of $205,000.

     The Company retained Gerald Chew, a director of the Company, to provide cosulting services to the Company related to corporate development activities. During the year ended December 31, 2001, the Company paid Mr. Chew consulting fees in the amount of $75,000.

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


     (a)  1. Consolidated Financial Statements

         The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

                                                                            Page
                                                                            ----

         Report of Independent Auditors ......................................36
         Consolidated Balance Sheets .........................................37
         Consolidated Statements of Operations ...............................38
         Consolidated Statements of Changes in Stockholders' Equity ..........39
         Consolidated Statements of Cash Flows ...............................40
         Notes to the Consolidated Financial Statements ......................42

          2. Financial Statement Schedules

     The financial statement schedules required to be filed by Item 8 and Item 14(d) are included immediately following this page.

                                                           SCHEDULE II

                                                 MDSI MOBILE DATA SOLUTIONS INC.
                                                Valuation and Qualifying Accounts
                                              (Expressed in United States Dollars)

                                             Balance,        Additions,
                                           Beginning of        During           Application/Write-    Balance, End
                                              Period           Period           off During Period       of Period
                                           ------------      ----------         ------------------    ------------
Allowance for doubtful accounts

Year ended December 31, 2001                  985,000         3,189,263               240,976           3,933,287
Year ended December 31, 2000                        -           985,000                     -             985,000
Year ended December 31, 1999                  144,541                --              (144,541)                 --

Provision against investments and
   advances
Year ended December 31, 2001                  250,000         2,749,992                    --           2,999,992
Year ended December 31, 2000                       --           250,000                    --             250,000
Year ended December 31, 1999                       --                --                    --                  --

Deferred income tax valuation
  allowance
Year ended December 31, 2001                1,825,049         6,871,395                    --           8,696,444
Year ended December 31, 2000                       --         1,825,049                    --           1,825,049
Year ended December 31, 1999                  877,891                --              (877,891)                 --
Year ended December 31, 1998                2,929,197                --            (2,051,306)            877,891


     3.   Exhibits


          The following Exhibits are filed as part of this report:

      Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

      3.1(1)        Articles of Incorporation of the Company

      3.2(1)        Articles of Amendments of the Company

      3.3(1)        By-laws of the Company

      4.1(1)        Form of Common Share Certificate

     10.1(1)(2)     1996 Stock Option Plan

     10.2(2)(4)     1997 Stock Option Plan

     10.3(2)(4)     1998 Stock Option Plan

     10.4(2)(5)     2000 Stock Purchase Plan

     10.5(2)(5)     1999 Stock Option Plan

     10.6(2)(6)     1998 Stock Option Plan for Connectria Corporation (formerly,
                    Catalyst Solutions Group, Inc.)

     10.7(2)(7)     2000 Stock Option Plan

     10.8(1) Form of Indemnification Agreement between the Company and certain officers of the Company

     10.9(1)(2)     Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe

     10.10(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

     10.11(1) Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited

     10.12(5) Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*

      Exhibit
      Number        Description
      ------        -----------
     10.13(8)       Agreement  and  Plan of  Reorganization,  dated as of May 9,
                    2000, among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders*

     10.14(8) Form of Voting, Lockup and Registration Rights Agreement among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders

     10.15(2)(9)    Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe

     10.16(2)(9)    Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew

     10.17(2)(9)    Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin

     10.18          Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company

     10.19          Lease  dated  May  14,  1999   between   California   Public
                    Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company

     10.20 Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

     10.21(2) Employment Agreement dated May 9, 2001 between the Company and Richard S. Waidmann

     10.22(2) Employment Agreement dated May 9, 2001 between the Company and Eric Y. Miller

     21.1           List of the Company's Subsidiaries

     23.1           Consent of Deloitte & Touche LLP
----------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(6) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(8) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2001.

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


     March 26, 2002.

                                    MDSI MOBILE DATA SOLUTIONS INC.

                                    By: /s/ Erik Dysthe
                                        ---------------------------------------
                                        Erik Dysthe, President and Chief
                                          Executive Officer, Chairman of the
                                          Board and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----


/s/ Erik Dysthe              President and Chief Executive
---------------------------  Officer, Chairman of the Board
Erik Dysthe                  and Director (Principal Executive   March 26, 2002
                               Officer)


/s/ Verne D. Pecho           Vice President - Finance and
---------------------------  Administration and Chief Financial
Verne D. Pecho               Officer (Principal Financial and
                             Accounting Officer)                 March 26, 2002


/s/ Peter Ciceri
---------------------------
Peter Ciceri                 Director                            March 26, 2002


/s/ Robert C. Harris, Jr.
---------------------------
Robert C. Harris, Jr.        Director                            March 26, 2002


/s/ Terrence P. McGarty
---------------------------
Terrence P. McGarty          Director                            March 23, 2002


/s/ Marc Rochefort
---------------------------
Marc Rochefort               Director                            March 26, 2002


/s/ David R. Van Valkenburg
---------------------------
David R. Van Valkenburg      Director (Authorized U.S.
                              Representative)                    March 26, 2002

                                  EXHIBIT INDEX

      Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

      3.1(1)        Articles of Incorporation of the Company

      3.2(1)        Articles of Amendments of the Company

      3.3(1)        By-laws of the Company

      4.1(1)        Form of Common Share Certificate

     10.1(1)(2)     1996 Stock Option Plan

     10.2(2)(4)     1997 Stock Option Plan

     10.3(2)(4)     1998 Stock Option Plan

     10.4(2)(5)     2000 Stock Purchase Plan

     10.5(2)(5)     1999 Stock Option Plan

     10.6(2)(6)     1998 Stock Option Plan for Connectria Corporation (formerly,
                    Catalyst Solutions Group, Inc.)

     10.7(2)(7)     2000 Stock Option Plan

     10.8(1) Form of Indemnification Agreement between the Company and certain officers of the Company

     10.9(1)(2)     Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe

     10.10(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

     10.11(1) Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited

     10.12(5) Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*

     10.13(8) Agreement and Plan of Reorganization, dated as of May 9, 2000, among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders*

     10.14(8) Form of Voting, Lockup and Registration Rights Agreement among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders

     10.15(2)(9)    Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe

     10.16(2)(9)    Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew

     10.17(2)(9)    Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin

     10.18          Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company

     10.19          Lease  dated  May  14,  1999   between   California   Public
                    Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company

     10.20 Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

     10.21(2) Employment Agreement dated May 9, 2001 between the Company and Richard S. Waidmann

     10.22(2) Employment Agreement dated May 9, 2001 between the Company and Eric Y. Miller

      Exhibit
      Number        Description
      ------        -----------
     21.1           List of the Company's Subsidiaries

     23.1           Consent of Deloitte & Touche LLP
----------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(6) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(8) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2001.

* The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.