Form 10-Q
period 2002-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2002-05-15
CIK 935497

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

     For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ________________ to  ___________________.

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the Registrant's common stock, no par value, at May 10, 2002 was 8,861,765.


================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2002


                                                                          Page

PART I -  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS...............................................1

          CONDENSED CONSOLIDATED BALANCE SHEETS..............................1

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................... 2

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....................3

          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21

PART II - OTHER INFORMATION.................................................22

  ITEM 1. LEGAL PROCEEDINGS ................................................22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................22


SIGNATURES..................................................................24

Part I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         MDSI MOBILE DATA SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                              As at
                                                                             -----------------------------------
                                                                                 March 31,          December 31,
                                                                                   2002                2001
                                                                             -----------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $ 13,414,529         $13,691,714
    Accounts receivable, net
       Trade (net of allowance for doubtful accounts $3,906,874;
          2001 - $3,933,287)                                                      7,590,469          10,764,038
       Unbilled                                                                   5,360,506           4,331,924
    Income taxes receivable                                                         595,647             366,506
    Prepaid expenses and other assets                                             1,976,906           2,059,082
                                                                             ---------------       -------------
                                                                                 28,938,057          31,213,264

CAPITAL ASSETS, NET                                                               8,688,805           9,249,055
LONG TERM RECEIVABLE                                                              3,749,860           3,749,860
DEFERRED INCOME TAXES                                                               364,640             364,640
                                                                             ---------------       -------------
TOTAL ASSETS                                                                     41,741,362          44,576,819
                                                                             ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                            $ 1,879,893         $ 2,451,853
    Accrued liabilities                                                           5,064,393           5,685,905
    Deferred revenue                                                              6,776,121           7,713,068
    Current portion of long-term debt                                                39,041              39,041
    Current obligations under capital lease                                       2,350,973           2,589,320
                                                                             ---------------       -------------
                                                                                 16,110,421          18,479,187

OBLIGATIONS UNDER CAPITAL LEASES                                                  1,223,809           1,622,879
                                                                             ---------------       -------------
TOTAL LIABILITIES                                                                17,334,230          20,102,066

STOCKHOLDERS' EQUITY
    Common stock                                                                 48,731,224          48,519,060
    Additional paid-up capital                                                      522,621             522,621
    Treasury stock                                                                  (85,043)            (85,043)
    Accumulated other comprehensive (loss)                                         (690,104)           (690,104)
    Deficit                                                                     (24,071,566)        (23,791,781)
                                                                             ---------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                       24,407,132          24,474,753
                                                                             ---------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 41,741,362         $44,576,819
                                                                             ===============       =============

Contingency (note 7)

             See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                 ------------------------------------
                                                                        2002               2001
                                                                 ----------------     ---------------
REVENUE
    Software and services                                          $   5,807,093        $  9,403,484
    Hosting & information technology services                          2,461,273           4,503,596
    Maintenance and support                                            2,557,073           2,456,604
    Third party products and services                                    415,327           1,147,417
                                                                 ----------------     ---------------
                                                                      11,240,766          17,511,101

DIRECT COSTS                                                           5,699,853           9,797,234
                                                                 ----------------     ---------------
GROSS PROFIT                                                           5,540,913           7,713,867
OPERATING EXPENSES
    Research and development                                           1,460,035           2,543,781
    Sales and marketing                                                2,747,187           3,464,637
    General and administrative                                         1,799,605           1,702,780
    Restructuring Charge (note 5)                                              -           1,200,000
    Provision for doubtful accounts                                            -           1,202,634
    Amortization and provision for valuation of
      intangible assets (note 4)                                               -           1,637,058
                                                                 ----------------     ---------------
                                                                       6,006,827          11,750,890
                                                                 ----------------     ---------------
OPERATING LOSS                                                          (465,914)         (4,037,023)

VALUATION ALLOWANCE ON INVESTMENTS (note 6)                                    -           2,749,992

OTHER INCOME (EXPENSE)                                                    60,429             (60,234)
                                                                 ----------------     ---------------
LOSS BEFORE TAX PROVISION                                               (405,485)         (6,847,249)

RECOVERY OF INCOME TAXES                                                 125,700             693,164
                                                                 ----------------     ---------------
NET LOSS                                                                (279,785)         (6,154,085)

DEFICIT, BEGINNING OF PERIOD                                         (23,791,781)         (9,685,088)
                                                                 ----------------     ---------------

DEFICIT, END OF PERIOD                                             $ (24,071,566)      $ (15,839,173)
                                                                 ================     ===============
Loss per common share
    Basic                                                          $       (0.03)      $       (0.71)
                                                                 ================     ===============
    Diluted                                                        $       (0.03)      $       (0.71)
                                                                 ================     ===============
Weighted average shares outstanding
    Basic                                                              8,726,314           8,619,199
                                                                 ================     ===============
    Diluted                                                            8,726,314           8,619,199
                                                                 ================     ===============


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                        Three months ended March 31,
                                                                    -----------------------------------
                                                                         2002                 2001
                                                                    --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                             $   (279,785)        $ (6,154,085)
     Items not affecting cash:
         Depreciation, amortization and provision for
           valuation of intangible assets                                 885,807            2,500,921
         Valuation allowance on investments                                     -            2,749,992
         Deferred income taxes                                                  -             (361,000)
         Changes in non-cash operating working capital items             (132,397)             722,347
                                                                    --------------      ---------------
     Net cash provided by (used in) operating activities                  473,625             (541,825)
                                                                    --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Common Shares                                            212,164               97,032
     Repayment of long-term debt                                                -              (27,927)
     Repayment of capital leases                                         (637,417)            (377,211)
                                                                    --------------      ---------------
     Net cash used in financing activities                               (425,253)            (308,106)
                                                                    --------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Repayment of lease receivable                                              -              100,078
     Proceeds on sale of investments                                            -              331,458
     Acquisition of capital assets                                       (325,557)          (1,409,361)
                                                                    --------------      ---------------
     Net cash used in investing activities                               (325,557)            (977,825)
                                                                    --------------      ---------------
     Net cash used in continuing operations                              (277,185)          (1,827,756)
                                                                    --------------      ---------------
     Net cash provided by discontinued operations (note 8)                      -              118,832
                                                                    --------------      ---------------
NET CASH OUTFLOW                                                         (277,185)          (1,708,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         13,691,714           13,238,081
                                                                    --------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 13,414,529         $ 11,529,157
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




                 See Notes to Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K for the year ended December 31, 2001.


     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, amortization, determination of the net recoverable value of assets, revenue recognized on long term contracts, taxes and contingencies. Actual results could differ from those estimates.


     (c)  Reporting Currency

          The Company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors' ability to compare the Company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated comprehensive income (loss). There was no effect on comprehensive income for any of the periods presented in this report.


     (d)  Recently issued accounting standards

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had a significant impact on the Company's financial statements.

          In July  2001,  the FASB  issued  Statement  of  Financial  Accounting
          Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 has not had a significant impact on the Company's financial statements.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (d)  Recently issued accounting standards (continued)

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 7, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this standard have been adopted as at the beginning of fiscal 2002 and have had no significant impact on the Company's financial statements.


2.   SEGMENTED INFORMATION

     Segmented information

     During the three months ended June 30, 2001, the Company realigned its internal operating structure. As a result of this realignment, the Company now considers its Advantex and Wireless ASP product lines part of its Field Service segment, and has renamed the segment previously know as "e-Business", "Hosting and IT Services" to better reflect the nature of the business activity in this segment. Also as a result of the realignment, certain figures previously classified as Hosting and IT Services (e-Business) have been reclassified to the Field Service segment. For the three months ended March 31, 2001, the reclassification results in operating earnings increasing in Hosting and IT Services (and a corresponding decrease in Field Service) by $563,942. There is nil effect of the reclassification on revenues for any of the periods presented.

     Business Segments

                                             Three months ended March 31, 2002          Three months ended March 31, 2001
                                       -----------------------------------------   -------------------------------------------
                                          Field       Hosting and                      Field       Hosting and
                                         Service     IT Services(1)      Total        Service      IT Services(1)    Total
                                       ---------------------------------------------------------------------------------------
             Revenue                   $ 8,600,555    $2,640,211    $11,240,766    $12,976,660       $4,534,441    $17,511,101
             Operating earnings
               (loss)                     (568,134)      102,220       (465,914)    (4,155,623)         118,600     (4,037,023)
             Depreciation &
               Amortization                673,593       212,214        885,807      2,343,367          157,554      2,500,921

             Long lived assets (2)      10,922,411     1,516,254     12,438,665      9,795,157        2,034,837     11,829,994
             Capital Expenditures          131,975       193,582        325,557        971,074          438,287      1,409,361
            ------------------------
               (1)  The Hosting and IT Services (formerly  e-Business) operating segment also includes revenues from third-party products and services.
               (2)  Long  lived  assets  consist  of the long  term  receivable, investments, capital and intangible assets.


                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



2.   SEGMENTED INFORMATION (continued)

     Geographic information

     The Company earned revenue from sales to customers in the following geographic locations:

                                                             Three months ended
                                                                  March 31,
                                                       ---------------------------------
                                                            2002               2001
                                                       --------------     --------------

     Canada.........................................    $   251,130        $   277,876
     United States..................................      9,073,999         13,355,578
     Europe.........................................      1,915,637          3,042,470
     Asia and Other.................................              -            835,177
                                                       --------------     --------------
                                                        $11,240,766        $17,511,101
                                                       ==============     ==============

3.   EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In periods for which there is a reported net loss, potentially dilutive securities have been excluded from the calculation as their effect would be anti-dilutive.

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                        2002          2001

       Weighted average shares outstanding.........  8,726,314      8,619,199
       Effect of dilutive securities
       Stock options...............................          -              -
                                                    -----------    -----------
       Diluted weighted average shares outstanding.  8,726,314      8,619,199
                                                    ===========    ===========

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


4.   INTANGIBLE ASSETS

                                                                         March 31,              December 31,
                                                                           2002                     2001
                                                                      ---------------        ----------------
     Goodwill                                                          $ 2,615,751            $   2,615,751
     Commercial web site domain name                                       220,000                  220,000
     Less:  accumulated amortization and impairment provision           (2,835,751)              (2,835,751)
                                                                      ---------------        ----------------
                                                                       $         -            $           -
                                                                      ===============        ================

     In connection with the Company's announced restructuring (note 5), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred during the year ended December 31, 2001. The Company determined an impairment had occurred due to poor current and forecasted performance in the acquired Company's business. As a result of this impairment the Company recorded a valuation allowance in its field service business segment of $1,558,578 which was equal to the remaining net book value of the Goodwill.

     During the year ended December 31, 2001 the Company announced that it would not direct future resources to develop its e-Service Manager product line. As a result the Company has taken a valuation allowance in its Hosting and IT business segment of $165,000 which was equal to the remaining value of the commercial web site domain name purchased to support the e-Service Manager product.


5.   RESTRUCTURING CHARGE

     On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. In connection with the March 30, 2001 restructuring the Company recorded a charge of $1.2 million for the three months ended March 31, 2001. On May 11, 2001, the Company announced a Board approved update to this plan, that resulted in the elimination of an additional 115 positions. As part of the May 11, 2001 restructuring, the Company recorded a charge of $4.9 million, resulting in a total charge to earnings for the year ended December 31, 2001 of $6.1 million. These charges were reflected in the "restructuring charge" line item of the Company's Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                             Total Restructuring
                                                                    Charge
                                                             -------------------
     Workforce reduction                                        $ 3,375,000
     Provision for excess office space                            1,861,000
     Non cash writedown of capital assets                           563,780
     Other                                                          306,147
                                                             -------------------
     Total restructuring charges                                  6,105,927
     Cumulative draw-downs                                       (3,363,427)
                                                             -------------------
     Accrued restructuring charges included in accrued
     liabilities at March 31, 2002                               $2,742,500
                                                             ===================

     For the year ended December 31, 2001 the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   RESTRUCTURING CHARGE (continued)

     efficiency by rationalizing staffing levels and modifying staff reporting relationships. The Company expects to use existing cash balances and cash flow from operations in order to fund these charges. During the three months ended March 31, 2002 the Company made cash payments of $391,160 relating to the restructuring accruals.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of March 31, 2002, the provision balance has been drawn down by cash payments of approximately $2.3 million. The remaining provision of $1.1 million for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date is expected to be utilized by the second half of 2002.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.4 million of cash costs relating to this provision leaving an accrual of $1.5 million remaining as at March 31, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at March 31, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at March 31, 2002, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of 2002.


6.   INVESTMENTS AND ADVANCES

                                                             March 31,             December 31,
                                                               2002                   2001
                                                         ---------------          --------------
     Investment in private companies, at cost             $  2,499,992             $  2,499,992
     Promissory note                                                 -                        -
     Other advances                                            500,000                  500,000
     Valuation Allowance                                    (2,999,992)              (2,999,992)
                                                         ---------------          --------------
     Total Investments                                    $          -             $          -
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


7.   CONTINGENCY

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

8.   DISCONTINUED OPERATIONS

     As a result of the Company's decision to dispose of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. As of March 31, 2002 the Company has satisfied all existing obligations of these operations, and realized all remaining assets. The Company expects that no further charges to income regarding the Transportation Business Unit will be necessary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in the MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to achieve anticipated levels of cost savings and the risk that such cost reductions may adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of slowing United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, the effect, if any, of any sale or disposition of assets, the risks associated with the collection of accounts receivable, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, United States dollars. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk".

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


Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. The Company believes that these factors will continue to affect demand for the Company's products and services in 2002, particularly in software and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. The Company believes that these trends are likely to continue to adversely affect the Company's revenues and results of operations in future periods.

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

                                                          Total Restructuring
                                                                 Charge
                                                          -------------------
    Workforce reduction                                        $3,375,000
    Provision for excess office space                           1,861,000
    Non cash writedown of capital assets                          563,780
    Other                                                         306,147
                                                          -------------------
    Total restructuring charges                                 6,105,927
    Cumulative draw-downs                                     (3,363,427)
                                                          -------------------
    Accrued restructuring charges as at March 31, 2002         $2,742,500
                                                          ===================

     For the year ended December 31, 2001, the Company recorded a total of $6.1 million in restructuring charges, taken in connection with a corporate reorganization designed to reduce the Company's operating costs and increase efficiency by rationalizing staffing levels and modifying staff reporting relationships. During the three months ended March 31, 2002, the Company made cash payments of $391,160 relating to the restructuring accruals.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of March 31, 2002, the provision balance has been drawn down by cash payments of approximately $2.3 million. The remaining provision of $1.1 million is for terminated employees receiving payments over time, or existing employees notified of their termination to occur at a future date, and is expected to be utilized by the end of 2002.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.4 million of cash costs relating to this provision leaving an accrual of $1.5 million remaining as at March 31, 2002. The Company expects that the charge will be fully drawn down not later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at March 31, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees related to the restructuring. As at March 31, 2002, the Company has incurred cash costs of approximately $0.1 million in connection with these charges, leaving a provision of $0.2 million. The Company expects to fully draw down this provision by the end of the second half of 2002.


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

     During 2001, MDSI decided not to continue pursuing opportunities in the public safety market of its field service segment. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and the market has not represented a material portion of MDSI's revenues. The Company is currently in the process of evaluating alternatives for this business, including divestiture and wind down of operations. The Company expects to complete the process in the second half of 2002.

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

     As part of its Hosting and IT Services operations, the Company launched its eService ManagerTM product. The eService Manager application enables consumers to book appointments with service providers online and allows the service provider's call-takers to schedule appointments in response to orders by consumers via the telephone. To date the Company has not generated material revenues from fees associated with its eService Manager scheduling solution and the Company has announced that in the interest of controlling costs, it would not expend additional resources to develop further functionality for this product. There can be no assurance that the product will generate material revenues in future periods.

     As a result of the  Company's  strategy  to focus on its  mobile  workforce management operations, the Company is currently evaluating strategic alternatives with respect to its Hosting and IT Services business. The Company currently expects to make a decision regarding this business unit by the end of the second quarter of 2002.


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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 has not had a significant impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 7, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this standard have been adopted as at the beginning of fiscal 2002 and have had no significant impact on the Company's financial statements.


Critical Accounting Policies and Significant Estimates

     The significant accounting policies are outlined within Note 1 to the Financial Statements of the Company's 10-K. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. For the quarter ended March 31, 2002 the following items require the most significant judgment and involve complex estimation:


Restructuring Charges

     As part of the restructuring charge, $3.4 million was recorded for workforce reduction. In calculating the total charge, the Company was required to estimate the timing and amounts to be paid to its terminated employees. At March 31, 2002, the remaining provision is $1.1 million as some employees have been informed of their planned termination, but the final date is still uncertain, the actual cost may be materially different from the Company's estimates.

     In calculating the cost to dispose of excess facilities the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the restructuring plan, and at March 31, 2002 the remaining provision is $1.5 million. The Company's assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At March 31, 2002, the allowance for doubtful accounts was $3.9 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

     In addition, the Company has recorded as long term receivable of $3.7 million related to a dispute with a customer. The Company is currently involved in litigation to collect the amounts due. If the Company is unsuccessful in collection of amounts due or if future events indicate that a portion or all of the amounts due may not be collected, a provision against the receivable may be required. See "Forward-Looking Statements."


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

Results of Operations

     The Company's net loss was $0.3 million for the three months ended March 31, 2002. This compares to a net loss of $6.2 million for the three months ended March 31, 2001. The change in income for the period is due primarily to a number of one time charges incurred during the three months ended March 31, 2001 relating to the provision for doubtful accounts, restructuring charges, impairment of goodwill and valuation allowance on investments.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        ------------     -----------
     REVENUE
        Software and services                                                 51.7%            53.7%
        Hosting & information technology services                             21.9%            25.7%
        Maintenance and support                                               22.7%            14.0%
        Third party products and services                                      3.7%             6.6%
                                                                        ------------     -----------
                                                                             100.0%           100.0%

     DIRECT COSTS                                                             50.7%            55.9%
                                                                        ------------     -----------
     GROSS PROFIT                                                             49.3%            44.1%
                                                                        ------------     -----------
     OPERATING EXPENSES
        Research and development                                              13.0%            14.5%
        Sales and marketing                                                   24.4%            19.8%
        General and administrative                                            16.0%             9.7%
        Restructuring charge                                                     -%             6.9%
        Provision for doubtful accounts                                          -%             6.9%
        Amortization and provision for valuation of intangible assets            -%             9.4%
                                                                        ------------     -----------
                                                                              53.4%            67.2%
                                                                        ------------     -----------
     OPERATING LOSS                                                          (4.1)%          (23.1)%

     VALUATION ALLOWANCE ON INVESTMENTS                                          -%          (15.7%)
     OTHER INCOME (EXPENSE)                                                    0.5%           (0.3%)
                                                                        ------------     -----------
     LOSS BEFORE TAX PROVISION                                               (3.6)%          (39.1)%

     RECOVERY OF INCOME TAXES                                                  1.1%             4.0%
                                                                        ------------     -----------
     NET LOSS                                                                (2.5)%          (35.1)%
                                                                        ============     ============


Three Months Ended March 31, 2002 Compared to the Three Months
Ended March 31, 2001


     Revenue. Revenue decreased by $6.3 million (35.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to decreases in revenue from software and services and hosting and IT services, during the first quarter of 2002 relative to the same period in 2001.

Three Months Ended March 31, 2002 Compared to the Three Months
Ended March 31, 2001 (continued)

     Software and services revenue decreased by $3.6 million (38.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision making cycle, and reduction of capital expenditures by customers. This delay and reduction in expenditure has caused fewer contracts to be worked on by the Company in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 and as a result has caused a reduction in revenue. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Hosting and IT services (formerly e-Business) revenue primarily consists of sales by the Company's subsidiary, Connectria. Revenue for the three months ended March 31, 2002 was $2.5 million as compared to $4.5 million for the three months ended March 31, 2001. Hosting and IT services revenue in both periods consisted primarily of revenues from consulting and hosting services. Hosting and IT services revenue is dependent on a small number of significant contracts, and as a result large fluctuations in revenue occur as a result of a gain or loss of a small number of contracts. During the three months ended March 31, 2002 one significant contract accounted for approximately 47.1% of total hosting and IT services revenue as compared to 53.3% of hosting and IT services revenue in the three months ended March 31, 2001. As the total dollar value of revenue earned under this contract decreased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, total hosting and IT services revenue has decreased during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

     Maintenance and support revenues were $2.6 million for the three months ended March 31, 2002 as compared to $2.5 million for the three months ended March 31, 2001. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services which the Company is engaged to provide in support of its installations.

     Third party products and services revenue decreased by $0.7 million (63.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Direct Costs. Direct costs were 50.7% of revenue for the three months ended March 31, 2002 as compared to 55.9% for the three months ended March 31, 2001. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations. There was also a change in the mix of revenues. A greater proportion of revenue was generated from the Company's higher margin "Field Service" segment and a lesser proportion of revenue was generated from the Company's lower margin "Hosting and IT Services" segment. As a result, the percentage of direct costs compared to revenues for the three months ended March 31, 2002 decreased as compared to the three months ended March 31, 2001.

     Gross Margins. Gross margins were 49.3% of revenue for the three months ended March 31, 2002 as compared to 44.1% for the three months ended March 31, 2001. The increase in gross margin as a percentage of revenue relates primarily to the change in the mix of revenues and to increased efficiencies for the installations of Advantex r7. These factors resulted in a increase in gross margin as a percentage of revenue for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The Company expects that the current restructuring will enable the Company to maintain, on a relative basis, stable gross margins in the near future. See "Forward-Looking Statements".

Three Months Ended March 31, 2002 Compared to the Three Months
Ended March 31, 2001 (continued)

     Research and Development. Research and development expenses were 13.0% of revenue for the three months ended March 31, 2002 and 14.5% of revenue for the three months ended March 31, 2001. Total research and development expenditures for the three months ended March 31, 2002 of $1.5 million represents a decrease of $1.1 million (42.6%) as compared to the same period in 2001. The decrease in research and development expenses in 2002 is a result of the completion of the Advantex version r7 development project during the first quarter of 2001 and the elimination of research and development expenditures related to its e-Service manager product which was discontinued in 2001. As a result, the Company did not expend as many resources on research and development in 2002 as in 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were 24.4% of revenue for the three months ended March 31, 2002 and 19.8% of revenue for the three months ended March 31, 2001. This represents a decrease of $717,000 (20.7%) as compared to the same period in 2001. The decrease was primarily due to controls on spending initiated during 2001 in conjunction with the Company's previously announced restructuring program. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were 16.0% of revenue for the three months ended March 31, 2002 and 9.7% of revenue for the three months ended March 31, 2001. Total general and administrative expenses of $1.8 million represents a increase of $97,000 (5.7%) for the three months ended March 31, 2002 as compared to the same period in 2001. General and administrative expenses remained relatively consistent during comparative periods as a result of a cost control effort initiated by the Company which has been offset by one time severance costs expensed during the period. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Restructuring Charge. No charges for restructuring were taken during the three months ended March 31, 2002. During the three months ended March 31, 2001 the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $1.2 million for the three months ended March 31, 2001 relating to severance and the subleasing of excess office space. In May of 2001, the Company announced it intended to take a further restructuring charge of approximately $4.9 million in the second quarter of 2001 relating to staff reductions and leasing of excess space that were not included in the initial restructuring announcement.

     Provision for doubtful accounts. No charges for doubtful accounts were taken during the three months ended March 31, 2002. During the three months ended March 31, 2001 the Company recorded a charge of $1.2 million as a provision against several trade accounts receivable balances. Due to significant uncertainty surrounding collection of several specific accounts the Company took a charge to value the accounts at the most likely amount to be collected. This provision arose due to the increased economic uncertainty in the vertical industries the Company services.

     Amortization of Intangible Assets. No charges for amortization of intangible assets were taken during the three months ended March 31, 2002, as the Company has taken a provision for valuation equal to the remaining value of intangible assets during the year ended December 31, 2001. Amortization and impairment charges for intangible assets for the three months ended March 31, 2001 were $1.6 million. The charge was a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the three months ended March 31, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the acquired company's business, and as a result the Company wrote off the remaining Goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc. during the three months ended March 31, 2001.

     Valuation Allowance on Investments. No charge was recorded for valuation allowance on investments during the three months ended March 31, 2002, as a valuation allowance equal to the remaining book value of investments was recorded during the three months ended March 31, 2001. As part of its e-Business strategy the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company recorded a valuation allowance equal to the full cost of the investments during the three months ended March 31, 2001.

     Other Income (Expense). Other income was $60,000 for the three months ended March 31, 2002 as compared to $(60,000) for the three months ended March 31, 2001. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended March 31, 2002 at the rate of 31.0%. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At March 31, 2002, the Company had cash and cash equivalents of $13.4 million and working capital of $12.8 million.

     Cash provided by (used in) operating activities was $0.5 million for the three months ended March 31, 2002 compared to ($0.5) million for the three months ended March 31, 2001. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.9 million is due to a net increase in non-cash working capital items of $0.1 million and a net loss of $0.3 for the three months ending March 31, 2002. The net increase in non-cash operating working capital items is due primarily to a net increase in unbilled trade receivables, a decrease in trade receivables and a decrease in accounts payable and accruals. The increase in unbilled trade receivables is due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The decrease in trade receivables is a result of increased collections during the three months ended March 31, 2002. The decrease in accounts payable and accruals resulted from ordinary fluctuations in the
Company's business, and from the payments made on account of certain restructuring accruals recorded during 2001.

     The Company recorded as at March 31, 2002 a provision of $3.9 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to these customers' financial conditions, the Company determined that it would be prudent to record an allowance to address this uncertainty.

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

     Cash used by financing activities of $425,000 during the three months ended March 31, 2002 primarily relates to $637,000 in repayments of capital leases made during the quarter, partially offset by proceeds of $212,000 from the issuance of shares under the employee share purchase plan. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.3 million for the three months ended March 31, 2002 as compared to $1.0 million for the three months ended March 31, 2001. Total investing activity during the three months ended March 31, 2002 consisted of, $0.3 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities and to support the growth of the Hosting and IT services operations. Investing activities in 2001 related primarily to purchases of capital assets, offset by proceeds on settlement of the note receivable and proceeds on sale of investments.

     Existing sources of liquidity at March 31, 2002 included $13.4 million of cash and cash equivalents and funds available under the Company's operating line of credit. As at March 31, 2002, the Company's borrowing capacity under the line of credit was $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 2002, the Company was not using this line of credit.

     The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company's products, an increase in the length of the sales cycle for the Company's products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company's operating cash flow and liquidity. See Exhibit 99.1 and "Forward-Looking Statements".

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

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at March 31, 2002 the Company had no foreign currency forward contracts outstanding.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures during the quarterly period ended March 31, 2002. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of March 31, 2002, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.4 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

Part II -  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00).

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys' fees. At Citizens' request the parties held a mediation on April 2, 2001. Mediation was not successful and both parties have begun discovery. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

     From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     For Items 2, 3, 4 and 5 there was no reportable information for the three months ended March 31, 2002.

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

      10.16(2)(9)   Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew

      10.17(2)(9)   Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin

      10.18(10)     Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company

      10.19(10)     Lease  dated  May  14,  1999   between   California   Public
                    Employees'  Retirement System and Mobile Data Solutions Inc.
                    a subsidiary of the Company

      10.20(10)     Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company

      10.21(2)(10)  Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann

      10.22(2)(10)  Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller

      10.23(2) Employment Agreement dated January 2, 2002 between the Company and Verne Pecho

      99.1          Risk Factors

     --------------------
     (1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
     (2) This document has been identified as a management contract or compensatory plan or arrangement.
     (3) Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
     (4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
     (5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
     (6) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
     (7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
     (8) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
     (9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2001.
     (10) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.

     * The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MDSI MOBILE DATA SOLUTIONS INC.


Date:  May 14, 2002           By: /s/ Erik Dysthe
                                  ---------------------------------------------
                                  Name:  Erik Dysthe
                                  Title: President, Chief Executive Officer,
                                         Chairman of the Board and Director




Date:  May 14, 2002           By: /s/ Verne D. Pecho
                                  ---------------------------------------------
                                  Name:  Verne D. Pecho
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)