Form 10-Q
period 2002-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2002-08-14
CIK 935497

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

     For the quarterly period ended June 30, 2002

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the Registrant's common stock, no par value, at August 12, 2002 was 8,189,802.


================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2002

                                                                          Page

PART I -  FINANCIAL INFORMATION*

  ITEM 1. FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS..............................1

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................... 2

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....................3

          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................10

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........21

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ................................................22

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................23

SIGNATURES..................................................................25

Part I -  Financial Information

Item 1. Financial Statements


                         MDSI MOBILE DATA SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                             As at
                                                                                  June 30,        December 31,
                                                                               --------------------------------
                                                                                    2002              2001
                                                                               --------------     -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $10,541,566       $ 13,176,080
   Accounts receivable, net
      Trade (net of allowance for doubtful accounts $3,502,273;
        2001 - $3,587,303)                                                        8,385,093          9,229,663
      Unbilled                                                                    4,029,926          4,331,924
   Income taxes receivable                                                          582,570            366,506
   Prepaid expenses and other assets                                              1,534,278          1,866,458
                                                                               --------------     -------------
                                                                                 25,073,433         28,970,631

CAPITAL ASSETS, NET                                                               6,883,454          7,635,248

LONG TERM ACCOUNTS RECEIVABLE                                                     3,749,860          3,749,860

LONG TERM DEFERRED TAXES                                                            534,640            364,640
                                                                               --------------     -------------
                                                                                 36,241,387         40,720,379

ASSETS OF DISCONTINUED OPERATIONS (note 2)                                        3,792,274          3,856,440
                                                                               --------------     -------------
TOTAL ASSETS                                                                   $ 40,033,661       $ 44,576,819
                                                                               ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                               1,727,158          1,961,656
   Accrued liabilities                                                            4,480,371          5,421,807
   Deferred revenue                                                               7,422,251          7,685,068
   Current obligations under capital leases                                       1,896,236          1,984,018
                                                                               --------------     -------------
                                                                                 15,526,016         17,052,549

OBLIGATIONS UNDER CAPITAL LEASES                                                    414,882          1,301,996
                                                                               --------------     -------------
                                                                                 15,940,898         18,354,545

LIABILITIES OF DISCONTINUED OPERATIONS (note 2)                                   1,262,034          1,747,521
                                                                               --------------     -------------
                                                                                 17,202,932         20,102,066
STOCKHOLDERS' EQUITY
   Common stock                                                                  48,758,136         48,519,060
   Additional paid-up capital                                                       522,621            522,621
   Treasury stock                                                                   (85,043)           (85,043)
   Deficit                                                                      (25,674,881)       (23,791,781)
   Comprehensive Income                                                            (690,104)          (690,104)
                                                                               --------------     -------------
                                                                                 22,830,729         24,474,753
                                                                               --------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $40,033,661       $ 44,576,819
                                                                               ==============     =============

Contingency (note 8)

            See Notes to Condensed Consolidated Financial Statements


                                                       MDSI MOBILE DATA SOLUTIONS INC.
                                               Condensed Consolidated Statements of Operations
                                                     (Expressed in United States dollars)
                                                                 (Unaudited)



                                                             Three months ended June 30,         Six months ended June 30,
                                                          --------------------------------    -------------------------------
                                                                2002            2001               2002              2001
                                                          --------------   ---------------    --------------   ---------------
REVENUE
  Software and services                                    $  4,885,062     $  7,713,545      $ 10,692,155      $ 17,451,278
  Maintenance and support                                     2,866,478        2,434,330         5,423,551         4,890,934
  Third party products and services                             279,431          292,479           515,821         1,409,051
                                                          --------------   ---------------    --------------   ---------------
                                                              8,030,971       10,440,354        16,631,527        23,751,263

DIRECT COSTS                                                  3,490,743        4,836,038         7,121,062        11,588,075
                                                          --------------   ---------------    --------------   ---------------
GROSS PROFIT                                                  4,540,228        5,604,316         9,510,465        12,163,188
                                                          --------------   --------------     --------------   --------------
OPERATING EXPENSES
  Research and development                                    1,498,948        1,867,791         2,958,983         4,043,098
  Sales and marketing                                         3,912,177        3,266,139         6,326,070         6,307,466
  General and administrative                                  1,529,565        1,539,483         3,194,007         3,024,590
  Restructuring Charge (note 6)                                       -        4,905,927                 -         6,105,927
  Provision for doubtful accounts                                     -                -                 -         1,202,634
  Amortization and provision for valuation
   of intangible assets (note 5)                                      -           11,000                 -         1,648,058
                                                          --------------   --------------     --------------   --------------
                                                              6,940,690       11,590,340        12,479,060        22,331,773
                                                          --------------   ---------------    --------------   ---------------
OPERATING LOSS
                                                             (2,400,462)      (5,986,024)       (2,968,595)      (10,168,585)
VALUATION ALLOWANCE ON INVESTMENTS (note 7)                           -                -                 -        (2,749,992)

OTHER INCOME (EXPENSE)                                           86,032         (295,154)          162,264          (331,202)
                                                          --------------   ---------------    --------------   ---------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAX PROVISION         (2,314,430)      (6,281,178)       (2,806,331)      (13,249,779)

RECOVERY OF INCOME TAXES                                       (688,919)         (22,538)         (814,619)         (715,702)
                                                          --------------   ---------------    --------------   ---------------
NET LOSS FOR THE PERIOD  FROM CONTINUING OPERATIONS          (1,625,511)      (6,258,640)       (1,991,712)      (12,534,077)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (note 2)              22,196          (31,611)          108,612            89,741
                                                          --------------   ---------------    --------------   ---------------
NET LOSS FOR THE PERIOD                                      (1,603,315)      (6,290,251)       (1,883,100)      (12,444,336)

DEFICIT, BEGINNING OF PERIOD                                (24,071,566)     (15,839,173)      (23,791,781)       (9,685,088)
                                                          ==============   ===============    ==============   ===============
DEFICIT, END OF PERIOD                                     $(25,674,881)    $(22,129,424)     $(25,674,881)     $(22,129,424)
                                                          ==============   ===============    ==============   ===============
Loss per common share
Loss from continuing operations
  Basic                                                    $      (0.18)    $      (0.73)     $      (0.23)     $      (1.45)
                                                          ==============   ===============    ==============   ===============
  Diluted                                                  $      (0.18)    $      (0.73)     $      (0.23)     $      (1.45)
                                                          ==============   ===============    ==============   ===============
Net loss
  Basic                                                    $      (0.18)    $      (0.73)     $      (0.21)     $      (1.44)
                                                          ==============   ===============    ==============   ===============
  Diluted                                                  $      (0.18)    $      (0.73)     $      (0.21)     $      (1.44)
                                                          ==============   ===============    ==============   ===============
Weighted average shares outstanding
  Basic                                                       8,843,392        8,621,897         8,784,657         8,620,548
                                                          ==============   ===============    ==============   ===============
  Diluted                                                     8,843,392        8,621,897         8,784,657         8,620,548
                                                          ==============   ===============    ==============   ===============


            See Notes to Condensed Consolidated Financial Statements

                                                      MDSI MOBILE DATA SOLUTIONS INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Expressed in United States dollars)
                                                                (Unaudited)




                                                                                      Six months ended June 30,
                                                                                 ------------------------------------
                                                                                       2002                2001
                                                                                 -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                             $  (1,991,712)     $ (12,534,077)
   Items not affecting cash:
     Depreciation, amortization and provision for
        valuation of intangible assets                                                 1,437,204          3,177,064
     Write down in value of surplus capital assets                                             -            563,780
     Valuation allowance on investments                                                        -          2,749,992
     Stock based compensation charge                                                           -            301,921
     Deferred income taxes                                                              (170,000)          (361,000)
     Changes in non-cash operating working capital items                                (176,067)         7,601,699
                                                                                 -----------------   ----------------
   Net cash (used in) provided by operating activities                                  (900,575)         1,499,349
                                                                                 -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common shares                                                             239,076             97,032
   Repayment of capital leases                                                          (974,896)        (1,128,986)
                                                                                 -----------------   ----------------
   Net cash used by financing activities                                                (735,820)        (1,031,954)
                                                                                 -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Long term lease receivable                                                                  -            133,723
   Proceeds on settlement of investments                                                       -            331,458
   Acquisition of capital assets                                                        (685,410)        (1,107,140)
                                                                                 -----------------   ----------------
   Net cash used in investing activities                                                (685,410)          (641,959)
                                                                                 -----------------   ----------------
   Net cash used by continuing operations                                             (2,321,805)          (174,564)

   Net cash used by discontinued operations (note 2)                                    (312,709)          (652,498)
                                                                                 -----------------   ----------------
NET CASH OUTFLOW                                                                      (2,634,514)          (827,062)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        13,176,080         12,864,981
                                                                                 -----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  10,541,566      $  12,037,919
                                                                                 =================   ================


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

          In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.


2.   DISCONTINUED OPERATIONS

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who are currently both shareholders and employees of the Company. Pursuant to the terms of the agreement, on closing the Company will receive from the former Connectria shareholders 824,700 shares and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI will also receive a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria will have a face value of $100 per share, bear a dividend of five percent per annum, bear a liquidation preference equal to to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has agreed to advance to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services.

     The disposition of the business has been accounted for as a discontinued operation and accordingly, the results of operations, financial position and cash flow of this business are segregated from those of continuing operations for the current and prior periods. The Company has included in the results of discontinued operations, the sale proceeds, the costs of disposition, the results of operations from the measurement date to the period end and does not expect to have any significant gain or loss on disposal. The transaction subsequently closed in July 2002 and as a result, the Company will recognize a small gain in the third quarter of 2002.

                         MDSI MOBILE DATA SOLUTIONS INC.
            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

     Results of discontinued operations                              Three months ended,          Three months ended,
     ----------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2002                June 30, 2001
                                                                     -------------------          -------------------
        Revenues                                                       $     2,417,890              $     3,572,810
        Income (loss) before income taxes                                       22,196                      (31,611)
        Income tax                                                                   -                            -
                                                                     -------------------          -------------------
                                                                                22,196                      (31,611)
        Estimated loss on future operations and disposal
           net of income taxes                                                       -                            -
                                                                     -------------------          -------------------
        Income (loss) from discontinued operations                     $        22,196              $       (31,611)
                                                                     ===================          ===================

     Results of discontinued operations                               Six months ended,            Six months ended,
     ----------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2002                June 30, 2001
                                                                     -------------------          -------------------
        Revenues                                                       $     5,058,101              $     7,773,002
        Income before income taxes                                             108,612                       89,741
        Income tax                                                                   -                            -
                                                                     -------------------          -------------------
                                                                               108,612                       89,741
        Estimated loss on future operations and disposal
           net of income taxes                                                       -                            -
                                                                     -------------------          -------------------
        Income from discontinued operations                            $       108,612              $        89,741
                                                                     ===================          ====================


     Financial position of discontinued operations                         As at,                        As at,
     ----------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2002              December 31, 2001
                                                                     -------------------          -------------------
        Current assets                                                 $     2,420,930              $     2,242,633
        Long term assets                                                     1,371,344                    1,613,807
                                                                     -------------------          -------------------
        Total assets of discontinued operations                        $     3,792,274              $     3,856,440
                                                                     ===================          ====================
        Current liabilities                                            $     1,055,370              $     1,426,638
        Long term liabilities                                                  206,664                      320,883
                                                                     -------------------          -------------------
        Total liabilities of discontinued operations                   $     1,262,034              $     1,747,521
                                                                     ===================          ====================

     Changes in cash flow of discontinued operations                  Six months ended,            Six months ended,
     ----------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2002                June 30, 2001(1)
                                                                     -------------------          -------------------
        Operating activities                                           $       (51,500)             $         3,023
        Investing activities                                                   (43,775)                    (583,819)
        Financing activities                                                  (217,434)                     (71,702)
                                                                     -------------------          -------------------
        Cash used for discontinued operations                          $      (312,709)             $      (652,498)
                                                                     ===================          ====================

     (1)  Cash generated from operating activities for the six months ended June
          30, 2001 includes $118,272  generated by the Company's  Transportation
          Business Unit, previously disclosed as a discontinued operation, and $(120,329) used in the operating activities of Connectria.


                         MDSI MOBILE DATA SOLUTIONS INC.
            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



3.   SEGMENTED INFORMATION

     As described in Note 2, the Company has reclassified the results of operations of Connectria Corporation as discontinued operations. The business was previously disclosed as a separate operating segment. As a result of discontinuing this business, the Company now only operates in a single business segment, the Field Service business segment. The segment data below has been restated to exclude amounts related to the discontinued operations.

     The Company earned revenue from sales to customers in the following geographic locations:

                                          Three months ended June 30,      Six months ended June 30,
                                        -------------------------------   ----------------------------
                                             2002              2001            2002           2001
                                        --------------    -------------   -------------   ------------
          Canada....................      $   243,774     $    358,761    $    494,904    $    636,637
          United States.............        5,616,244        8,039,082      12,050,033      17,194,468
          Europe....................        2,001,552        1,884,588       3,917,189       4,927,058
          Asia and other............          169,401          157,923         169,401         993,100
                                        --------------    -------------   -------------   ------------
                                          $ 8,030,971     $ 10,440,354    $ 16,631,527    $ 23,751,263
                                        ==============    =============   =============   =============


4.   EARNINGS (LOSS) PER COMMON SHARE

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:


                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                             -----------------------------      ------------------------------
                                                                 2002             2001              2002              2001
                                                             ------------     ------------      ------------      ------------
          Basic weighted average shares outstanding...         8,843,392        8,621,897         8,784,657         8,620,548
          Effect of dilutive securities;
          Stock options...............................                 -                -                 -                 -

                                                             ------------     ------------      ------------      ------------
          Diluted weighted average shares outstanding          8,843,392        8,621,897         8,784,657         8,620,548
                                                             ============     ============      ============      ============

                         MDSI MOBILE DATA SOLUTIONS INC.
            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   INTANGIBLE ASSETS

                                                                          June 30,               December 31,
                                                                            2002                    2001
                                                                      ----------------         ---------------
      Goodwill                                                         $   2,615,751             $  2,615,751
      Commercial web site domain name                                        220,000                  220,000
      Less:  accumulated amortization and impairment provision            (2,835,751)              (2,835,751)
                                                                      ----------------         ---------------
                                                                       $           -             $          -
                                                                      ================         ===============

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

                                                                          Total Restructuring
                                                                                 Charge
                                                                          -------------------
            Workforce reduction                                                 $ 3,375,000
            Provision for excess office space                                     1,861,000
            Non cash writedown of capital assets                                    563,780
            Other                                                                   306,147
                                                                          -------------------
            Total restructuring charges                                           6,105,927
            Cumulative draw-downs                                                (4,579,132)
                                                                          -------------------
            Accrued restructuring charges included in accrued
            liabilities at June 30, 2002                                         $1,526,795
                                                                          ===================


     During the three and six month periods ended June 30, 2002 the Company made cash payments of $1,215,705 and $1,606,865 respectively relating to the restructuring accruals.

                         MDSI MOBILE DATA SOLUTIONS INC.
            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   RESTRUCTURING CHARGE (continued)

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of June 30, 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.5 million of cash costs relating to this provision leaving an accrual of $1.4 million remaining as at June 30, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at June 30, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at June 30, 2002, the Company has incurred cash costs of approximately $0.2 million in connection with these charges, leaving a provision of $0.1 million. The Company expects to fully draw down this provision by the end of 2002.

7.   INVESTMENTS AND ADVANCES

                                                                  June 30,              December 31,
                                                                    2002                    2001
                                                               --------------          --------------
           Investment in private companies, at cost            $  2,499,992             $  2,499,992
           Other advances                                           500,000                  500,000
           Valuation Allowance                                   (2,999,992)              (2,999,992)
                                                               --------------          --------------
           Total Investments                                   $          -             $          -
                                                               ==============          ===============


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


8.   CONTINGENCY

     The Company is involved in a dispute with a customer. The Company has filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due. The customer has filed an answer and counter claim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company expects that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of $3,749,860 as a long term receivable.

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

     The Company's revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, customization and training; (ii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract and (iii) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts.

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

     In order to address the uncertainties caused by these economic trends, MDSI announced in March 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings have been realized by reduced salary and payroll costs, and the remaining savings are expected to be realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company has exceeded the estimated quarterly savings. There can be no assurance that the work force reductions and other measures will not have a material adverse affect on the Company's business operations.

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

                                                          Total Restructuring
                                                                Charge
                                                          --------------------
    Workforce reduction                                       $3,375,000
    Provision for excess office space                          1,861,000
    Non cash writedown of capital assets                         563,780
    Other                                                        306,147
                                                          --------------------
    Total restructuring charges                                6,105,927
    Cumulative draw-downs                                    (4,579,132)
                                                          --------------------
    Accrued restructuring charges as at June 30, 2002         $1,526,795
                                                          ====================

     During the three and six month periods ended June 30, 2002 the Company made cash payments of $1,215,705 and $1,606,865 respectively relating to the restructuring accruals.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of June 30, 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.5 million of cash costs relating to this provision leaving an accrual of $1.4 million remaining as at June 30, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at June 30, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at June 30, 2002, the Company has incurred cash costs of approximately $0.2 million in connection with these charges, leaving a provision of $0.1 million. The Company expects to fully draw down this provision by the end of 2002.

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

     During 2001, MDSI decided not to continue pursuing opportunities in the Public Safety market of its field service segment. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and the market has not represented a material portion of MDSI's revenues. During the three months ended June 30, 2002 the Company entered into an agreement with Datamaxx Applied Technologies Inc. (Datamaxx), granting exclusive license to Datamaxx for MDSI's Public Safety products in North America, and non exclusive license rights for these products outside North America. The Company also assigned its existing contracts in the Public Safety market to Datamaxx. MDSI will receive royalty payments under the agreement for any license and implementation revenue earned by Datamaxx in relation to the licensed products, subject to a maximum royalty payout of $1,500,000. As a result of this licensing agreement the Company has now exited the Public Safety market, and all employees related to the Public Safety market were terminated by June 30, 2002.

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

Disposition of Hosting and Information Technology (IT) Services Business Segment

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. Pursuant to the terms of the agreement, on closing the Company will receive from the former Connectria shareholders 824,700 shares and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI will also receive a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria will have a face value of $100 per share, bear a dividend of five percent per annum, bear a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has agreed to advance to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. The transaction subsequently closed on July 25, 2002 resulting in a small gain being recorded by the Company.

     As a result of its decision to dispose of Connectria, MDSI has treated this business segment as a discontinued operation and the results of operations, financial position and changes in cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes Connectria for the current and corresponding prior periods.


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

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company's financial statements.


Critical Accounting Policies and Significant Estimates

     The significant accounting policies are outlined within Note 1 to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. For the quarter ended June 30, 2002 the following items require the most significant judgment and involve complex estimation:

Restructuring Charges

     In calculating the cost to dispose of excess facilities the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the restructuring plan, and at June 30, 2002 the remaining provision is $1.4 million. The Company's assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At June 30, 2002, the allowance for doubtful accounts was $3.5 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

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

Results of Operations

     The Company's net loss was $1.6 million for the three months ended June 30, 2002. This compares to a net loss of $6.3 million for the three months ended June 30, 2001. The change in income for the period is due primarily to a one time restructuring charges of $4.9 million incurred during the three months ended June 30, 2001 relating to staff reductions and leasing of excess office space. The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                            Three months ended June 30,      Six months ended June 30,
                                                           -----------------------------   ----------------------------
                                                               2002          2001              2002         2001
                                                           -----------------------------   ----------------------------
  REVENUE
     Software and services                                     60.8%          73.9%            64.3%         73.5%
     Maintenance and support                                   35.7%          23.3%            32.6%         20.6%
     Third party products and services                          3.5%           2.8%             3.1%          5.9%
                                                           -----------------------------   ----------------------------
                                                              100.0%         100.0%           100.0%        100.0%

  DIRECT COSTS                                                 43.5%          46.3%            42.8%         48.8%
                                                           -----------------------------   ----------------------------
  GROSS PROFIT                                                 56.5%          53.7%            57.2%         51.2%
                                                           -----------------------------   ----------------------------
  OPERATING EXPENSES
     Research and development                                  18.7%          17.9%            17.8%         17.0%
     Sales and marketing                                       48.7%          31.3%            38.0%         26.6%
     General and administrative                                19.0%          14.7%            19.2%         12.7%
     Restructuring Charge                                          -          47.0%               -          25.7%
     Provision for doubtful accounts                               -              -               -           5.1%
     Amortization and provision for valuation
     of intangible assets                                          -           0.1%               -           6.9%
                                                           -----------------------------   ----------------------------
                                                               86.4%         111.0%            75.0%         94.0%
                                                           -----------------------------   ----------------------------
  OPERATING LOSS                                              (29.9%)        (57.3%)          (17.9%)       (42.8%)

  VALUATION ALLOWANCE ON INVESTMENTS                              -              -                -         (11.6%)
  OTHER INCOME (EXPENSE)                                        1.1%          (2.8%)            1.0%         (1.4%)
                                                           -----------------------------   ----------------------------
  NET LOSS FROM CONTINUING OPERATIONS                         (28.8%)        (60.1%)          (16.9%)       (55.8%)
  BEFORE TAX PROVISION

  RECOVERY OF INCOME TAXES                                      8.6%           0.2%            (4.9%)         3.0%
                                                           -----------------------------   ----------------------------
  NET LOSS FROM CONTINUING OPERATIONS                         (20.2%)        (59.9%)          (12.0%)       (52.8%)

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                    0.2%          (0.3%)            0.7%          0.4%
                                                           -----------------------------   ----------------------------
  NET LOSS FOR THE PERIOD                                     (20.0%)        (60.2%)          (11.3%)       (52.4%)
                                                           =============================   ============================


Three  Months  Ended June 30, 2002  Compared to the Three  Months Ended June 30,
2001

     Revenue. Revenue decreased by $2.4 million (23.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to decreases in revenue from software and services revenue, partially offset by an increase in maintenance and support revenues, during the first quarter of 2002 relative to the same period in 2001.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001 (continued)

     Software and services revenue decreased by $2.8 million (36.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle, and reduction of capital expenditures by customers. This delay in purchasing decisions by customers and reductions in expenditures resulted in a reduction in the number of contracts worked on by the Company in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and a corresponding reduction in revenue. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements"

     Maintenance and support revenues were $2.9 million for the three months ended June 30, 2002 as compared to $2.4 million for the three months ended June 30, 2001. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services that the Company is engaged to provide in support of its installations.

     Third party products and services revenue was materially unchanged during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third party services, and therefore expects that future revenues from third party products and services will increase in the near term. See "forward looking statements."

     Direct Costs. Direct costs were 43.5% of revenue for the three months ended June 30, 2002 as compared to 46.3% for the three months ended June 30, 2001. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations.

     Gross Margins. Gross margins were 56.5% of revenue for the three months ended June 30, 2002 as compared to 53.7% for the three months ended June 30, 2001. The increase in gross margin as a percentage of revenue relates primarily to the increased efficiency in the installation of Advantex r7. The Company does not believe that its gross margins will fluctuate significantly in the near future. See "Forward-Looking Statements".

     Research and Development. Research and development expenses were 18.7% of revenue for the three months ended June 30, 2002 and 17.9% of revenue for the three months ended June 30, 2001. Total research and development expenditures for the three months ended June 30, 2002 of $1.5 million represents a decrease of $0.4 million (19.7%) as compared to the same period in 2001. The decrease in research and development expenses in 2002 is a result of the Company's restructuring efforts, and cost control initiatives. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were 48.7% of revenue for the three months ended June 30, 2002 and 31.3% of revenue for the three months ended June 30, 2001. This represents an increase of $646,000 (19.8%) as compared to the same period in 2001. The increase was primarily due to commission costs expensed during the period relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempt to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were 19.0% of revenue for the three months ended June 30, 2002 and 14.7% of revenue for the three months ended June 30, 2001. Total general and administrative expenses of $1.5 million were materially unchanged from the same period in 2001. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001 (continued)

     Restructuring Charge. No charges for restructuring were taken during the three months ended June 30, 2002. During the three months ended June 30, 2001 the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $4.9 million for the three months ended June 30, 2001 relating to staff reductions and leasing of excess space.

     Amortization and provision for valuation of Intangible Assets. No charges for amortization of intangible assets were taken during the three months ended June 30, 2002, as the Company has taken a provision for valuation equal to the remaining value of intangible assets during the year ended December 31, 2001. Amortization and impairment charges for intangible assets for the three months ended June 30, 2001 were $11,000 relating to amortization of a purchased web site domain name.

     Other Income (Expense). Other income was $86,000 for the three months ended June 30, 2002 as compared to a loss of $(295,000) for the three months ended June 30, 2001. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short-term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the three months ended June 30, 2002 at the rate of 30.0%. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

     Income (loss) from Discontinued Operations. During the three months ended June 30, 2002 the Company announced its intention to divest itself of its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, Connectria results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the three months ended June 30, 2002 was $22,000 compared to a loss of $(31,000) for the three months ended June 30, 2001. The increase in the income from discontinued operations was due to cost control efforts implemented at Connectria in the current period.


Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Revenue. Revenue decreased by $7.1 million (30.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to decreases in revenue from software and services and third party products and services, during the six months ended June 30, 2002 relative to the same period in 2001.

     Software and services revenue decreased by $6.8 million (38.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle, and reduction of capital expenditures by customers. This delay and reduction in expenditure has caused fewer contracts to be worked on by the Company in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and as a result has caused a reduction in revenue. The Company anticipates that continued economic uncertainty in the telecommunications and utility markets will continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenues were $5.4 million for the six months ended June 30, 2002 as compared to $4.9 million for the six months ended June 30, 2001. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services for which the Company is engaged to provide in support of its installations.

     Third party products and services revenue decreased by $0.9 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another.

     Direct Costs. Direct costs were 42.8% of revenue for the six months ended June 30, 2002 as compared to 48.8% for the six months ended June 30, 2001. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001 (continued)

     Gross Margins. Gross margins were 57.2% of revenue for the six months ended June 30, 2002 as compared to 51.2% for the six months ended June 30, 2001. The increase in gross margin as a percentage of revenue relates primarily to the increased efficiencies for the installations of Advantex r7. The Company expects that the current restructuring will enable the Company to maintain, on a relative basis, stable gross margins in the near future. See "Forward-Looking Statements".

     Research and Development. Research and development expenses were 17.8% of revenue for the six months ended June 30, 2002 and 17.0% of revenue for the six months ended June 30, 2001. Total research and development expenditures for the six months ended June 30, 2002 of $3.0 million represents a decrease of $1.1 million (26.8%) as compared to the same period in 2001. The decrease in research and development expenses in 2002 is a result of the Company's restructuring efforts, and the completion of a major development project in the first quarter of 2001. As a result, the Company did not expend as many resources on research and development in 2002 as in 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were 38.0% of revenue for the six months ended June 30, 2002 and 26.6% of revenue for the six months ended June 30, 2001. Total sales and marketing expenses of $6.3 million were materially unchanged from the same period in 2001. The decrease in expenditures in the current year due to the Company's restructuring program implemented in 2001 was offset by an increase in commission costs expensed during the period relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were 19.2% of revenue for the six months ended June 30, 2002 and 12.7% of revenue for the six months ended June 30, 2001. Total general and administrative expenses of $3.2 million represents a increase of $0.2 million (5.6%) for the six months ended June 30, 2002 as compared to the same period in 2001. General and administrative expenses remained relatively consistent with the comparative period as a result of a cost control effort initiated by the Company, offset by one-time severance costs expensed during the period. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Restructuring Charge. No charges for restructuring were taken during the six months ended June 30, 2002. During the six months ended June 30, 2001 the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $6.1 million for the six months ended June 30, 2001 relating to staff reductions and leasing of excess space.

     Provision for doubtful accounts. No charges for doubtful accounts were taken during the six months ended June 30, 2002. During the six months ended June 30, 2001 the Company recorded a charge of $1.2 million as a provision against several trade accounts receivable balances. Due to significant uncertainty surrounding collection of several specific accounts the Company took a charge to value the accounts at the most likely amount to be collected. This provision arose due to the increased economic uncertainty in the vertical industries the Company services.

     Amortization and provision for valuation of Intangible Assets. No charges for amortization of intangible assets were taken during the six months ended June 30, 2002, as the Company has taken a provision for valuation equal to the remaining value of intangible assets during the year ended December 31, 2001. Amortization and impairment charges for intangible assets for the six months ended June 30, 2001 were $1.6 million. The charge was a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the six months ended June 30, 2001. The Company determined an impairment had occurred due to poor historical and forecasted performance in the acquired company's business, and as a result the Company wrote off the remaining Goodwill of $1.6 million relating to the acquisition of Alliance Systems Inc. during the six months ended June 30, 2001.

     Valuation Allowance on Investments. No charge was recorded for valuation allowance on investments during the six months ended June 30, 2002, as a valuation allowance equal to the remaining book value of investments was recorded during the six months ended June 30, 2001. As part of its e-Business strategy the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company recorded a valuation allowance equal to the full cost of the investments during the six months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001 (continued)

     Other Income (Expense). Other income was $162,000 for the six months ended June 30, 2002 as compared to $(331,000) for the six months ended June 30, 2001. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short-term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

     Income Taxes. The Company provided for income tax recoveries on losses for the six months ended June 30, 2002 at the rate of 29.0%. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

     Income (loss) from Discontinued Operations. During the six months ended June 30, 2002 the Company announced its intention to divest itself of its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result Connectria results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the six months ended June 30, 2002 was $109,000 as compared to income of $90,000 for the six months ended June 30, 2001. The increase in the income from discontinued operations was due to strict cost control efforts implemented at Connectria in the current period.


Liquidity and Capital Resources

     The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At June 30, 2002, the Company had cash and cash equivalents of $10.5 million and working capital of $9.5 million.

     Cash (used in) provided by operating activities was $(0.9) million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001. The net outflow of cash from operating activities is due to a loss from continuing operations of $2.0 million and a net increase in non-cash working capital items of $0.3 million, partially offset by depreciation and amortization of $1.4 million. The net increase in non-cash operating working capital items is due primarily to a decrease in accounts payable and accruals, partially offset by a decrease in accounts receivable. The decrease in trade receivables is a result of increased collections during the six months ended June 30, 2002. The decrease in accounts payable and accruals resulted from ordinary fluctuations in the Company's business, and from the payments made on account of certain restructuring accruals recorded during 2001.

     The Company maintains as at June 30, 2002 a provision of $3.5 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to these customers' financial conditions, the Company determined that it would be prudent to record an allowance to address this uncertainty.

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

     Cash used by financing activities of $736,000 during the six months ended June 30, 2002 primarily relates to $975,000 in repayments of capital leases made during the six months ended June 30, 2002, partially offset by proceeds of $239,000 from the issuance of shares under the employee share purchase plan. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.7 million for the six months ended June 30, 2002 as compared to $0.6 million for the six months ended June 30, 2001. Total investing activity during the six months ended June 30, 2002 consisted of, $0.7 million in purchases of capital assets. Purchases of capital assets relate primarily to computer hardware and software for use in implementation activities. Investing activities in 2001 related primarily to purchases of capital assets, offset by proceeds on settlement of the note receivable and proceeds on sale of investments.

     Existing sources of liquidity at June 30, 2002 included $10.5 million of cash and cash equivalents and funds available under the Company's operating line of credit. As at June 30, 2002, the Company's borrowing capacity under the line of credit was $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 2002, the Company had not drawn upon this line of credit.

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

Derivative Financial Instruments

     The Company generates a significant portion of sales from sales to customers located outside the United States, principally in Canada and Europe. Canadian sales made by the Company are usually denominated in Canadian dollars. International sales are made from a foreign wholly owned subsidiary and are typically denominated in either U.S. dollars or Euros. The Company's international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company's financial results.

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at June 30, 2002 the Company had no foreign currency forward contracts outstanding.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures during the quarterly period ended June 30, 2002. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of June 30, 2002, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.5 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00).

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit seeks damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys' fees. At Citizens request the parties held a mediation on April 2, 2001. Mediation was not successful and both parties have begun discovery, in preparation for a court trial in April 2003. MDSI disputes Citizens' claims and intends to pursue the lawsuit vigorously.

     From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     For ITEMS 2 and 3 there was no reportable information for the three months ended June 30, 2002.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2002 Annual General Meeting of Shareholders was held on June 27, 2002. A total of 5,292,321 common shares of the Company were represented in person or by proxy at the meeting, consisting of 59.5% of the total number of common shares of the Company outstanding on May 16, 2002, the record date for the meeting.

     At the meeting, the following directors of the Company were re-elected to serve as directors until the 2003 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for directors:

Nominee                  Votes Cast For    Votes Cast Against   Votes Withheld    Abstentions    Not Voted
-------                  --------------    ------------------   --------------    -----------    ---------
Erik Dysthe                4,992,659               -               284,414          15,248           -
Terrence P. McGarty        5,065,073               -               212,000          15,248           -
Robert C. Harris, Jr.      4,993,473               -               283,600          15,248           -
Mark Rochefort             4,983,473               -               293,600          15,248           -
Peter Ciceri               5,064,873               -               212,200          15,248           -
David Van Valkenberg       5,065,173               -               211,900          15,248           -

     The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company's auditors, and approved the establishment of the 2002 Stock Purchase Plan, which provides for the purchase of up to 100,000 common shares of the Company by the Company's employees. The following table sets forth information regarding the voting on the proposals:


Proposal                     Votes Cast For   Votes Cast Against   Votes Withheld    Abstentions   Not Voted
--------                     --------------   ------------------   --------------    -----------   ---------
Appointment of Deloitte &      5,281,022              1,967             3,529            5,803         -
Touche LLP
Approval of 2002 Stock         4,273,455            316,860                 -           36,425         -
Purchase Plan


     For ITEM 5, there was no reportable information for the three months ended June 30, 2002.

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

      10.22(2)(10)  Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller

      10.23(2) Employment Agreement dated January 2, 2002 between the Company and Verne Pecho

      10.24(11)     Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller

      10.25(11)     Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller

      10.26(11)     Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation

      10.27(11)     $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company

      10.28(11)     Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company

      10.29         2002 Stock Purchase Plan

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

     (4) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
     (5) Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
     (6) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
     (7) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
     (8) Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
     (9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2001.
     (10) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
     (11) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.

     * The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MDSI MOBILE DATA SOLUTIONS INC.


Date:  August 14, 2002        By: /s/ Erik Dysthe
                                  ---------------------------------------------
                                  Name:  Erik Dysthe
                                  Title: President, Chief Executive Officer,
                                         Chairman of the Board and Director




Date:  August 14, 2002        By: /s/ Verne D. Pecho
                                  ---------------------------------------------
                                  Name:  Verne D. Pecho
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)