Form 10-Q
period 2002-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2002-11-14
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 0-28968

MDSI MOBILE DATA SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

CANADA (Jurisdiction of incorporation)	NOT APPLICABLE (I.R.S. Employer Identification No.)

10271 Shellbridge Way
Richmond, British Columbia,
Canada V6X 2W8
(604) 207-6000
(Address and telephone number of registrant's principal executive offices)

        Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        The number of outstanding shares of the Registrant's
common stock, no par value, at November 7, 2002 was 8,189,802

MDSI Mobile Data Solutions Inc.

INDEX TO THE FORM 10-Q
For the quarterly period ended September 30, 2002

Part I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	As at

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 11,279,557	$ 13,176,080
Accounts receivable, net
Trade (net of allowance for doubtful accounts
$2,475,420; 2001 - $3,587,303)	5,794,488	9,229,663
Unbilled	4,344,738	4,331,924
Income taxes receivable	--	366,506
Prepaid expenses and other assets	1,672,547	1,866,458

	23,091,330	28,970,631
CAPITAL ASSETS, NET	7,048,119	7,635,248
LONG TERM ACCOUNTS RECEIVABLE	2,749,860	3,749,860
LONG TERM DEFERRED TAXES	534,640	364,640

	33,423,949	40,720,379
ASSETS OF DISCONTINUED OPERATIONS (note 2)	--	3,856,440

TOTAL ASSETS	$ 33,423,949	$ 44,576,819

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,529,910	$ 1,961,656
Accrued liabilities	4,224,817	5,421,807
Income Taxes Payable	336,102	--
Deferred revenue	5,431,572	7,685,068
Current obligations under capital lease	1,491,703	1,984,018

	13,014,104	17,052,549
OBLIGATIONS UNDER CAPITAL LEASES	268,682	1,301,996

	13,282,786	18,354,545
LIABILITIES OF DISCONTINUED OPERATIONS (note 2)	--	1,747,521

	13,282,786	20,102,066
STOCKHOLDERS' EQUITY
Common stock	44,280,513	48,519,060
Additional paid-up capital	2,234,406	522,621
Treasury stock	(85,043)	(85,043)
Deficit	(25,598,609)	(23,791,781)
Comprehensive Income	(690,104)	(690,104)

	20,141,163	24,474,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 33,423,949	$ 44,576,819

Contingency (note 8)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUE
Software and services	$ 6,614,731	$ 7,282,210	$ 17,306,886	$ 24,733,488
Maintenance and support	2,604,604	2,647,399	8,028,155	7,538,333
Third party products and services	1,608,091	265,982	2,123,912	1,675,033

	10,827,426	10,195,591	27,458,953	33,946,854
DIRECT COSTS	5,001,027	4,449,331	12,122,089	16,037,406

GROSS PROFIT	5,826,399	5,746,260	15,336,864	17,909,448

OPERATING EXPENSES
Research and development	1,277,972	1,661,897	4,236,955	5,704,995
Sales and marketing	3,029,914	2,276,970	9,355,984	8,584,436
General and administrative	1,485,729	1,510,008	4,679,736	4,534,598
Restructuring Charge (note 6)	--	--	--	6,105,927
Provision for doubtful accounts,
net of recoveries	--	--	--	1,202,634
Amortization and provision for
valuation of intangible assets (note 5)	--	11,000	--	1,659,058

	5,793,615	5,459,875	18,272,675	27,791,648

OPERATING INCOME (LOSS)	32,784	286,385	(2,935,811)	(9,882,200)
VALUATION ALLOWANCE ON INVESTMENTS (note 7)	--	--	--	(2,749,992)
OTHER INCOME (EXPENSE)	70,509	203,349	232,773	(127,853)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX PROVISION	103,293	489,734	(2,703,038)	(12,760,045)
PROVISION FOR (RECOVERY OF) INCOME TAXES	39,440	45,293	(775,179)	(670,409)

NET INCOME (LOSS) FOR THE PERIOD FROM CONTINUING OPERATIONS	63,853	444,441	(1,927,859)	(12,089,636)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (note 2)	12,419	(402,271)	121,031	(312,530)

NET INCOME (LOSS) FOR THE PERIOD	76,272	42,170	(1,806,828)	(12,402,166)
DEFICIT, BEGINNING OF PERIOD	(25,674,881)	(22,129,424)	(23,791,781)	(9,685,088)

DEFICIT, END OF PERIOD	$(25,598,609)	$(22,087,254)	$(25,598,609)	$(22,087,254)

Earnings (Loss) per common share
Earnings (Loss) from continuing operations
Basic	$ 0.01	$ 0.05	$ (0.22)	$ (1.40)

Diluted	$ 0.01	$ 0.05	$ (0.22)	$ (1.40)

Net Earnings (Loss)
Basic	$ 0.01	$ 0.00	$ (0.21)	$ (1.44)

Diluted	$ 0.01	$ 0.00	$ (0.21)	$ (1.44)

Weighted average shares outstanding
Basic	8,170,330	8,622,480	8,582,379	8,621,192

Diluted	8,223,309	9,002,871	8,582,379	8,621,192

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,927,859)	$(12,089,636)
Items not affecting cash:
Depreciation, amortization and provision for
valuation of intangible assets	1,949,747	3,915,927
Write down in value of surplus capital assets	--	563,780
Valuation allowance on investments	--	2,749,992
Stock based compensation charge	--	301,921
Deferred income taxes	(170,000)	(361,000)
Changes in non-cash operating working capital items	1,436,648	5,587,344

Net cash provided by (used in) operating activities	1,288,536	668,328

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Shares	277,218	98,516
Repayment of capital leases	(1,525,629)	(1,572,152)

Net cash used by financing activities	(1,248,411)	(1,473,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Long Term Lease Receivable	--	133,723
Proceeds on settlement of investments	--	331,458
Acquisition of capital assets	(1,362,618)	(1,117,068)

Net cash used in investing activities	(1,362,618)	(651,887)

Net cash used for Continuing operations	(1,322,493)	(1,457,195)
Net cash used by discontinued operations (note 2)	(574,030)	(669,441)

NET CASH OUTFLOW	(1,896,523)	(2,126,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,176,080	12,864,981

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,279,557	$ 10,738,345

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)    Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the “Company” or “MDSI”) filed on Form 10-K for the year ended December 31, 2001.

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

     (c)   Reporting Currency

The Company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors’ ability to compare the Company’s results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated comprehensive income (loss). There was no effect on comprehensive income for any of the periods presented in this report.

     (d)   Recently issued accounting standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had a significant impact on the Company’s financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 has not had a significant impact on the Company’s financial statements.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (d)   Recently issued accounting standards (continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also amends ARB No. 7, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this standard have been adopted as at the beginning of fiscal 2002 and have had no significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

2.     DISCONTINUED OPERATIONS

In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria’s option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services.

The disposition of the business has been accounted for as a discontinued operation and accordingly, the results of operations, financial position and cash flow of this business are segregated from those of continuing operations for the current and prior periods. The Company has included in the results of discontinued operations, the sale proceeds, the costs of disposition, and the results of operations from the measurement date to the disposal date. The Company recognized a gain of $12,419 on the disposal of Connectria.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

2.     DISCONTINUED OPERATIONS (continued)

Summarized financial information of the discontinued operations is as follows:

Results of discontinued operations	Three months ended,

	September 30, 2002	September 30, 2001

Revenues	$ --	$ 2,810,507
Income (loss) before income taxes	--	(402,271)
Income tax	--	--

	--	(402,271)
Income on disposal net of income taxes	12,419	--

Income (loss) from discontinued operations	$ 12,419	$ (402,271)

Results of discontinued operations	Nine months ended,

	September 30, 2002	September 30, 2001

Revenues	$ 5,058,101	$ 10,583,510
Income before income taxes	108,612	(312,530)
Income tax	--	--

	108,612	(312,530)
Income on disposal
net of income taxes	12,419	--

Income from discontinued operations	$ 121,031	$ (312,530)

Financial position of discontinued operations	As at,

	September 30, 2002	December 31, 2001

Current assets	$ --	$2,242,633
Long term assets	--	1,613,807

Total assets of discontinued operations	$ --	$3,856,440

Current liabilities	$ --	$1,426,638
Long term liabilities	--	320,883

Total liabilities of discontinued operations	$ --	$1,747,521

Changes in cash flow of discontinued operations	Nine months ended,

	September 30, 2002	September 30, 2001(1)

Operating activities	$ 2,491,158	$ 219,673
Investing activities	(43,775)	(691,212)
Financing activities	(3,021,413)	(197,902)

Cash used for discontinued operations	$ (574,030)	$(669,441)

(1)

Cash generated from operating activities for the nine months ended September 30, 2001 includes $418,381 generated by the Company's Transportation Business Unit, previously disclosed as a discontinued operation, and $(198,708) used in the operating activities of Connectria.

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

The Company earned revenue from sales to customers in the following geographic locations:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Canada	$ 195,362	$ 244,324	$ 690,266	$ 880,961
United States	7,419,997	8,140,975	19,470,030	25,335,446
Europe, Middle East, and Africa	2,872,927	1,734,365	6,790,116	6,661,420
Asia and other	339,140	75,927	508,541	1,069,027

	$10,827,426	$10,195,591	$27,458,953	$33,946,854

Major customer

During the three months ended September 30, 2002 revenue from one customer accounted for approximately 15.6% of total revenue. For the nine months ended September 30, 2002, and for the three and nine months ended September 30, 2001 no one customer accounted for greater than 10% of total revenue.

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

The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Basic weighted average shares outstanding	8,170,330	8,622,480	8,582,379	8,621,192
Effect of dilutive securities;
Stock options	52,979	380,391	--	--

Diluted weighted average shares outstanding	8,223,309	9,002,871	8,582,379	8,621,192

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

5.      INTANGIBLE ASSETS

	September 30, 2002	December 31, 2001

Goodwill	$ 2,615,751	$ 2,615,751
Commercial web site domain name	220,000	220,000
Less: accumulated amortization and impairment provision	(2,835,751)	(2,835,751)

	$ -	$ -

In connection with the Company’s restructuring (note 6), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred during the year ended December 31, 2001. The Company determined an impairment had occurred due to poor current and forecasted performance in the acquired Company’s business. As a result of this impairment the Company recorded a valuation allowance in its field service business segment of $1,558,578 which was equal to the remaining net book value of the Goodwill.

During the year ended December 31, 2001 the Company announced that it would not direct future resources to develop its e-Service Manager product line. As a result the Company has taken a valuation allowance of $165,000 which was equal to the remaining value of the commercial web site domain name purchased to support the e-Service Manager product.

6.      RESTRUCTURING CHARGE

On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. In connection with the March 30, 2001 restructuring the Company recorded a charge of $1.2 million for the three months ended March 31, 2001. On May 11, 2001, the Company announced a Board approved update to this plan, that resulted in the elimination of an additional 115 positions. As part of the May 11, 2001 restructuring, the Company recorded a charge of $4.9 million, resulting in a total charge to earnings for the year ended December 31, 2001 of $6.1 million. These charges were reflected in the “restructuring charge” line item of the Company’s Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash writedown of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(4,714,812)

Accrued restructuring charges included
in accrued liabilities at September 30, 2002	$ 1,391,115

During the three and nine month periods ended September 30, 2002 the Company made cash payments of $135,680 and $1,742,545 respectively relating to the restructuring accruals.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

6.      RESTRUCTURING CHARGE (continued)

Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of September 30, 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, where the Company has entered into fixed cost lease arrangements with agreements extending up to 2004. The Company has incurred approximately $0.5 million of cash costs relating to this provision leaving an accrual of $1.4 million as at September 30, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at September 30, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items, including costs of outplacement services, and legal and consulting fees. As at September 30, 2002, the Company has incurred cash costs of approximately $0.3 million against this provision with no additional amounts expected to be paid out.

7.      INVESTMENTS AND ADVANCES

	September 30, 2002	December 31, 2001

Investment in private companies, at cost	$ 2,499,992	$ 2,499,992
Other advances	500,000	500,000
Valuation Allowance	(2,999,992)	(2,999,992)

Total Investments	$ --	$ --

During the year ended December 31, 2000 the Company made equity investments of $2,499,992 in two private companies and made advances to a third company of $500,000. These investments do not represent significant influence in the companies and at December 31, 2000 were valued at cost.

As a result of significant uncertainty over the future realization of any return on investment or capital, the Company has recorded a valuation allowance equal to the full cost of the investments and advances during the year ended December 31, 2001.

8.      CONTINGENCY

The Company is involved in a dispute with a customer. The Company has filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due. The customer has filed an answer and counter claim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company expects that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of $3,749,860 as a long term receivable. Due to the uncertain nature of the receivable the Company has recorded an allowance of $1,000,000 against the amounts due.

As part of the disposition agreement with Connectria Corporation, Connectia is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.5 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations should Connectria default on a payment. Based on management’s estimates, the

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

8.     CONTINGENCY (continued)

Company does not anticipate having to make payments in connection with these obligations and accordingly no amounts have been accrued as a liability in the financial statements.

From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

ITEM	2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in the MDSI’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company’s limited operating history, lengthy sales cycles, the Company’s dependence upon large contracts and relative concentration of customers, the failure of MDSI to maintain anticipated levels of cost savings and the risk that such cost reductions may adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of conditions in the United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI’s competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, the effect, if any, of any sale or disposition of assets, the risks associated with the collection of accounts receivable, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

        Unless otherwise noted, all financial information in this report is expressed in the Company’s functional currency, United States dollars. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

Overview

        MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications and, cable/broadband companies. MDSI’s products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company’s products are designed to provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

        The Company’s revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, configuration, customization and training; (ii) maintenance and support, consisting of the provision of after-sale support services as well as hourly, annual or extended maintenance contracts; and (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract.

Restructuring

        The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company’s products and services. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions and general trends are likely to continue to adversely affect the Company’s revenues and results of operations in future periods. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

        In order to address the uncertainties caused by these economic trends, MDSI announced in March 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings have been realized by reduced salary and payroll costs, and the remaining savings have been realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company has exceeded the estimated quarterly savings. There can be no assurance that the work force reductions and other measures will not have a material adverse affect on the Company’s business operations.

        In connection with this restructuring, on March 30, 2001, MDSI terminated 34 employee and contractor positions in Canada and the United States. On May 11, 2001, the Company continued the restructuring by announcing the elimination of an additional 115 positions, which in combination with the workforce reductions of March 30, 2001 amounted to approximately 25% of MDSI’s staff as of March 30, 2001. The Company recorded a one-time charge of $1.2 million in the first quarter of 2001 relating to the workforce reductions, and leasing of excess office space. The Company also recorded an additional charge of approximately $4.9 million in the second quarter of 2001 relating to elimination of 115 positions, leasing of excess office space, and fixed asset write-downs announced on May 11, 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash writedown of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(4,714,812)

Accrued restructuring charges included
in accrued liabilities at September 30, 2002	$ 1,391,115

During the three and nine month periods ended September 30, 2002 the Company made cash payments of $135,680 and $1,742,545, respectively, relating to the restructuring accruals.

        Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of September 30, 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

        The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, where the Company has entered into fixed cost lease arrangements, with agreements extending up to 2004. The Company has incurred approximately $0.5 million of cash costs relating to this provision leaving an accrual of $1.4 million as at September 30, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

        Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at September 30, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value. These assets are expected to be disposed of by the end of 2002.

        The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items, including costs of outplacement services and legal and consulting fees. As at September 30, 2002, the Company has incurred cash costs of approximately $0.3 million against this provision, with no additional amounts expected to be paid out.

Field Service Business

        The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI’s Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization’s existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company’s larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile work forces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed, which may result in additional revenue for the Company. See "Forward-Looking Statements."

        Revenue for software and services has historically accounted for a substantial portion of the Company’s revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services that are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

        The Company’s customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of one to three years and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

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

        During 2001, MDSI decided not to continue pursuing opportunities in the Public Safety market of its field service segment. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and the market has not represented a material portion of MDSI’s revenues. On May 24, 2002 the Company entered into an agreement with Datamaxx Applied Technologies Inc. (Datamaxx), granting exclusive license to Datamaxx for MDSI’s Public Safety products in North America, and non exclusive license rights for these products outside North America. The Company also assigned its existing contracts in the Public Safety market to Datamaxx. MDSI will receive royalty payments under the agreement for any license and implementation revenue earned by Datamaxx in relation to the licensed products, subject to a maximum royalty payout of $1,500,000. As a result of this licensing agreement the Company has now exited the Public Safety market, and all employees related to the Public Safety market were terminated prior to June 30, 2002.

        The Company’s revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations. Some of the Company’s contracts are cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Disposition of Hosting and Information Technology (IT) Services Business Segment

        In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. Pursuant to the terms of the agreement, during July 2002, the Company received from the former Connectria shareholders 824,700 shares and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI also received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria’s option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. On closing, the Company realized a small gain as a result of the disposition of Connectria.

        As a result of its decision to dispose of Connectria, MDSI has treated this business segment as a discontinued operation and the results of operations, financial position and changes in cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company’s results of operations excludes Connectria for the current and corresponding prior periods.

Disposition of Transportation Business Unit

        In February 1999, the Company’s Board of Directors approved a plan to dispose of the delivery segment of its business (“Transportation Business Unit”). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. (“DDS”), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455 ($500,000 CDN), due January 1, 2001, bearing interest at 8% per annum. During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392. The note, with interest, was paid in the first quarter of 2001.

        Under the terms of the agreement between the Company and DDS, the Company retained certain assets and liabilities of the discontinued operations. The Company liquidated all remaining assets and liabilities relating to the Transportation Business Unit during the nine months ended September 30, 2001.

        As a result of the Company’s disposal of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company’s results of operations excludes the Transportation Business Unit for the current and corresponding prior periods.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 has not had a significant impact on the Company’s financial statements.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also amends ARB No. 7, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this standard have been adopted as at the beginning of fiscal 2002 and have had no significant impact on the Company’s financial statements.

        In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

Critical Accounting Policies and Significant Estimates

        The Company’s significant accounting policies are outlined within Note 1 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. For the quarter ended September 30, 2002 the following items require the most significant judgment and involve complex estimation:

Restructuring Charges

        In calculating the cost to dispose of excess facilities the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the restructuring plan, and at September 30, 2002 the remaining provision is $1.4 million. The Company’s assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable

        The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At September 30, 2002, the allowance for doubtful accounts was $2.5 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

        In addition, the Company has recorded a long term receivable of $3.7 million against which an allowance for doubtful accounts of approximately $1.0 million has been applied, related to a dispute with a customer. The Company is currently involved in litigation to collect the amounts due. If the Company is unsuccessful in collection of amounts due or if future events indicate that a portion or all of the amounts due may not be collected, an additional provision against the receivable may be required. See “Forward-Looking Statements.”

Revenue Recognition — Percentage Completion

        The Company uses estimates based on inputs to determine the percentage completion of its contracts and thus its revenue recognition. These estimates and contracts are reviewed regularly and are adjusted to meet the Company’s best estimate at the time. The Company’s assumptions used to form these estimates may be proven to be erroneous and materially different outcomes may result.

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

        As a result of the international scope of the Company’s operations, the Company’s business is carried out under an international corporate structure which has been designed in part to optimize tax savings to the Company. The effectiveness of this international corporate structure from a tax perspective, and the corresponding risk of any negative financial impact on the Company from the imposition of tax liability on the Company in the event such structure is not effective, depends on the quality of the Company’s internal compliance and implementation procedures, as well as external regulatory factors such as investigations, audits and decisions by tax officials and changes in tax laws, regulations and policies. If the Company's international tax structure is not effective, the Company's tax liability may be materially different from its current estimate.

Results of Operations

        The Company’s net income was approximately $76,000 for the three months ended September 30, 2002. This compares to a net income of approximately $42,000 for the three months ended September 30, 2001. Net income has remained relatively unchanged from the comparative period as a result of increased revenue being materially offset by increased costs. The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUE
Software and services	61.1%	71.4%	63.0%	72.9%
Maintenance and support	24.1%	26.0%	29.3%	22.2%
Third party products and
services	14.8%	2.6%	7.7%	4.9%

	100.0%	100.0%	100.0%	100.0%
DIRECT COSTS	46.2%	43.6%	44.2%	47.2%

GROSS PROFIT	53.8%	56.4%	55.8%	52.8%

OPERATING EXPENSES
Research and development	11.8%	16.3%	15.4%	16.8%
Sales and marketing	28.0%	22.3%	34.1%	25.3%
General and administrative	13.7%	14.8%	17.0%	13.4%
Restructuring Charge	--	--	--	18.0%
Provision for doubtful accounts,
net of recoveries	--	--	--	3.5%
Amortization and provision for
valuation of intangible assets	--	0.1%	--	4.9%

	53.5%	53.6%	66.5%	81.9%

OPERATING INCOME (LOSS)	0.3%	2.8%	(10.7%)	(29.1%)
VALUATION ALLOWANCE ON INVESTMENTS	--	--	--	(8.1%)
OTHER INCOME (EXPENSE)	0.7%	2.0%	0.9%	(0.4%)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX PROVISION	1.0%	4.8%	(9.8%)	(37.6%)

PROVISION FOR INCOME TAXES	0.4%	0.4%	(2.8%)	(2.0%)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	0.6%	4.4%	(7.0%)	(35.6%)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	0.1%	(4.0%)	0.4%	(0	.9)%

NET INCOME (LOSS) FOR THE PERIOD	0.7%	0.4%	(6.6%)	(36.5%)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

         Revenue.   Revenue increased by $0.6 million (6.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily due to increases in revenue from third party products and services, partially offset by a decrease in software and services revenues, during the third quarter of 2002 relative to the same period in 2001.

        Software and services revenue decreased by $0.7 million (9.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle, and reduction of capital expenditures by customers. This delay in purchasing decisions by customers and reductions in expenditures resulted in a reduction in the number of contracts worked on by the Company in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and a corresponding reduction in revenue.

        While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001 (Continued)

        Maintenance and support revenues were $2.6 million for both the three months ended September 30, 2002 and 2001. Maintenance and support revenue has remained relatively consistent with the prior period due to the growth in the Company’s installed customer base offset by a loss of maintenance contracts as a result of the sale of the Company’s Public Safety operations. Such revenue is expected to fluctuate as it corresponds to the level of software and services that the Company is engaged to provide in support of its installations.

        Third party products and services revenue increased approximately $1.3 million during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third party services, and therefore expects that future revenues from third party products and services will increase in the near term. See “Forward Looking Statements.”

        Direct Costs.  Direct costs were 46.2% of revenue for the three months ended September 30, 2002 as compared to 43.6% for the three months ended September 30, 2001. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred as a result of a relatively large proportion of total revenue derived from lower margin third party software and services during the quarter. This caused total direct costs as a percentage of revenue to increase during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that future direct costs will increase as a percentage of revenue in the near term. See "Forward-Looking Statements."

        Gross Margins.  Gross margins were 53.8% of revenue for the three months ended September 30, 2002 as compared to 56.4% for the three months ended September 30, 2001. The decrease in gross margin as a percentage of revenue relates primarily to the increased proportion of lower margin third party products and services revenue as compared to prior year. This has caused overall margins to decrease as a percentage of revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that gross margins will decrease in the near term. See "Forward-Looking Statements."

        Research and Development.   Research and development expenses were 11.8% of revenue for the three months ended September 30, 2002 and 16.3% of revenue for the three months ended September 30, 2001. Total research and development expenditures for the three months ended September 30, 2002 of $1.3 million represents a decrease of $0.4 million (23.1%) as compared to the same period in 2001. The decrease in research and development expenses for the three months ended September 30, 2002 is the result of research and development personnel utilizing their time on revenue producing projects during the quarter, and the corresponding cost of their salaries being reflected in direct costs instead of research and development costs. In addition cost reductions in research and development were achieved as a result of the sale of the Public Safety business in May of 2002 and cost control initiatives in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing.   Sales and marketing expenses were 28.0% of revenue for the three months ended September 30, 2002 and 22.3% of revenue for the three months ended September 30, 2001. This represents an increase of $753,000 (33.1%) as compared to the same period in 2001. The increase was primarily due to an increase in payroll costs resulting from an increase in number of sales staff as compared to three months ended September 30, 2001 and an increase in commission costs expensed during the period relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See “Forward-Looking Statements”. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempt to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative.   General and administrative expenses were 13.7% of revenue for the three months ended September 30, 2002 and 14.8% of revenue for the three months ended September 30, 2001. Total general and administrative expenses of $1.5 million were materially unchanged from the same period in 2001. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See “Forward-Looking Statements”.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001 (Continued)

        Provision for doubtful accounts net of recoveries. During the three months ended September 30, 2002 the Company recovered approximately $0.6 million from a previously allowed for doubtful account. Also during the three months ended September 30, 2002 the Company determined that an additional allowance of approximately $0.6 million was required due to significant uncertainty surrounding collection of a specific account. The provision net of recovery resulted in no additional charges being reflected in the provision for doubtful accounts for the three months ended September 30, 2002. There was no net change in doubtful accounts recorded during the three months ended September 30, 2001.

        Amortization and provision for valuation of Intangible Assets.   No charges for amortization of intangible assets were taken during the three months ended September 30, 2002, as the Company has taken a full valuation allowance against the remaining value of intangible assets during the year ended December 31, 2001. Amortization and impairment charges for intangible assets for the three months ended September 30, 2001 were $11,000 relating to amortization of a purchased web site domain name.

        Other Income (Expense). Other income was $71,000 for the three months ended September 30, 2002 as compared to $203,000 for the three months ended September 30, 2001. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short-term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes.   The Company provided for income tax recoveries on losses for the three months ended September 30, 2002 at the rate of 38.2%. The Company’s effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions’ tax rates.

        Income (loss) from Discontinued Operations.   During the three months ended June 30, 2002 the Company announced its intention to divest itself of its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, Connectria results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the three months ended September 30, 2002 was $12,000 compared to a loss of $(402,000) for the three months ended September 30, 2001. The gain in the current period reflects the gain recorded on the disposal of Connectria completed in July 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Revenue.   Revenue decreased by $6.5 million (19.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to decreases in revenue from software and services during the nine months ended September 30, 2002 relative to the same period in 2001.

        Software and services revenue decreased by $7.4 million (30.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle, and reduction of capital expenditures by customers. This delay and reduction in expenditure has caused fewer contracts to be worked on by the Company in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and as a result has caused a reduction in revenue. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenues were $8.0 million for the nine months ended September 30, 2002 as compared to $7.5 million for the nine months ended September 30, 2001. Maintenance and support revenue has increased primarily due to the growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services for which the Company is engaged to provide in support of its installations.

        Third party products and services revenue increased by $0.4 million during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. These third party products typically include host computer equipment and mobile computing devices, delivered as part of the installation of software and provision of services. Revenue from deliveries of third party products and services will fluctuate from period to period given the timing and nature of certain contracts and the rollout schedules which are established primarily by the customers. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has recently entered into an agreement whereby it has agreed to supply a large

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001 (Continued)

amount of third party services, and therefore expects that future revenues from third party products and services will increase in the near term. See “Forward Looking Statements.”

        Direct Costs.   Direct costs were 44.2% of revenue for the nine months ended September 30, 2002 as compared to 47.2% for the nine months ended September 30, 2001. Direct costs include labor and other costs directly related to a project, including the provision of services and support, production and costs related to host equipment and mobile devices on behalf of third party product sales. Labor costs included direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that future direct costs will increase as a percentage of revenue in the near term. See "Forward-Looking Statements."

        Gross Margins.   Gross margins were 55.8% of revenue for the nine months ended September 30, 2002 as compared to 52.8% for the nine months ended September 30, 2001. The increase in gross margin as a percentage of revenue relates primarily to the increased efficiencies for the installations of Advantex r7. The Company expects to maintain, on a relative basis, stable gross margins in the near future. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that gross margins will decresae in the near term. See "Forward-Looking Statements."

        Research and Development.   Research and development expenses were 15.4% of revenue for the nine months ended September 30, 2002 and 16.8% of revenue for the nine months ended September 30, 2001. Total research and development expenditures for the nine months ended September 30, 2002 of $4.2 million represents a decrease of $1.5 million (25.7%) as compared to the same period in 2001. The decrease in research and development expenses in 2002 is a result of research and development personal being utililized on revenue producing projects in the current year, and the associated salary costs for these staff being reflected as direct costs as opposed to research and development. The decrease in expenditures for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is also the result of the Company’s restructuring efforts, and the completion of a major development project in the first quarter of 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing.   Sales and marketing expenses were 34.1% of revenue for the nine months ended September 30, 2002 and 25.3% of revenue for the nine months ended September 30, 2001. Total sales and marketing expenses of $9.4 million represents a increase of approximately $0.8 million as compared to the same period of 2001. The increase in expenditures in the current year was due to an increase in commission costs expensed during the period relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See “Forward-Looking Statements”. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative.   General and administrative expenses were 17.0% of revenue for the nine months ended September 30, 2002 and 13.4% of revenue for the nine months ended September 30, 2001. Total general and administrative expenses of $4.7 million represents a increase of $0.1 million (3.2%) for the nine months ended September 30, 2002 as compared to the same period in 2001. General and administrative expenses remained relatively consistent with the comparative period as a result of a cost control effort initiated by the Company, offset by one-time severance costs expensed during the period. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See “Forward-Looking Statements”.

        Restructuring Charge.   No charges for restructuring were taken during the nine months ended September 30, 2002. During the nine months ended September 30, 2001 the Company announced a restructuring, designed to increase operational efficiencies and reduce costs. As part of the restructuring, the Company recorded a provision of $6.1 million for the nine months ended September 30, 2001 relating to staff reductions and leasing of excess space.

        Provision for doubtful accounts.   During the nine months ended September 30, 2002 the Company recovered approximately $0.6 million from a previously allowed for doubtful account. Also during the nine months ended September 30, 2002 the Company determined that an additional allowance of approximately $0.6 million was required due to significant uncertainty surrounding collection of a specific account. The net result is that there was no charge recorded in the provision for doubtful accounts for the nine months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001 (Continued)

        Amortization and provision for valuation of Intangible Assets.   No charges for amortization of intangible assets were taken during the nine months ended September 30, 2002, as the Company had taken a full valuation allowance against the remaining value of intangible assets during the year ended December 31, 2001. Amortization and impairment charges for intangible assets for the nine months ended September 30, 2001 were $1.7 million. The charge was a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the nine months ended September 30, 2001 due to poor historical and forecasted performance in the acquired company’s business.

        Valuation Allowance on Investments.   No charge was recorded for valuation allowance on investments during the nine months ended September 30, 2002, as a valuation allowance equal to the remaining book value of investments was recorded during the nine months ended September 30, 2001. As part of its e-Business strategy the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company recorded a valuation allowance equal to the full cost of the investments during the nine months ended September 30, 2001.

        Other Income (Expense).   Other income was $233,000 for the nine months ended September 30, 2002 as compared to $(128,000) for the nine months ended September 30, 2001. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short-term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes.   The Company provided for income tax recoveries on losses for the nine months ended September 30, 2002 at the rate of 28.7%. The Company’s effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions’ tax rates.

        Income (loss) from Discontinued Operations.   During the nine months ended September 30, 2002 the Company announced its intention to divest itself of its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result Connectria results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the nine months ended September 30, 2002 was $121,000 as compared to a loss of $(313,000) for the nine months ended September 30, 2001. The increase in the income from discontinued operations was due to strict cost control efforts implemented at Connectria in the current period, and the completion of the disposal of Connectria during the quarter ended September 30, 2002.

Liquidity and Capital Resources

        The Company finances its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At September 30, 2002, the Company had cash and cash equivalents of $11.3 million and working capital of $10.1 million.

        Cash (used in) provided by operating activities was $1.3 million for the nine months ended September 30, 2002 compared to $0.7 million for the nine months ended September 30, 2001. The net inflow of cash from operating activities is due to a loss from continuing operations of $1.9 million offset by net decreases in non-cash working capital items of $1.4 million, and depreciation and amortization of $1.9 million. The net decrease in non-cash operating working capital items is due primarily to a decrease in accounts receivable, partially offset by a decrease in accounts payable, accruals and deferred revenue. The decrease in trade receivables is a result of increased collections during the nine months ended September 30, 2002. The decrease in accounts payable and accruals resulted from ordinary fluctuations in the Company’s business, and from the payments made on account of certain restructuring accruals recorded during 2001. The decrease in deferred revenue is a result of the Company performing the work on certain contracts that had been billed in advance, drawing down the deferred revenue balance as compared to December 31, 2001.

        The Company maintains as at September 30, 2002 a provision of $2.5 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to these customers’ financial conditions, the Company determined that it would be prudent to record an allowance to address this uncertainty.

        The Company is currently involved in a dispute with a customer, and as a result had previously reclassified $3.7 million in accounts receivable as long term as the Company determined it is not likely to collect the amounts within one year. The Company has also recorded an allowance of $1.0 million, against this receivable given the uncertain nature of collection. The Company is currently involved in litigation to collect the amounts due. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. If the Company is unsuccessful in collection of amounts due, or is made to refund monies previously collected under the contract, the Company’s liquidity and working capital would be adversely affected.

        Cash used by financing activities of $1.2 million during the nine months ended September 30, 2002 primarily relates to $1.5 million in repayments of capital leases made during the nine months ended September 30, 2002, partially offset by proceeds of

$277,000 from the issuance of shares under the employee share purchase plan and the exercise of employee stock options. The capital leases are to be repaid evenly over a 36 month period ending December 22, 2003, bear interest at 7.675% and are secured by certain computer hardware and software assets of the Company.

        Cash used in investing activities was $1.4 million for the nine months ended September 30, 2002 as compared to $0.7 million for the nine months ended September 30, 2001. Total investing activity during the nine months ended September 30, 2002 consisted of $1.4 million in purchases of capital assets. Purchases of capital assets relate primarily to computer hardware and software for use in implementation activities. Investing activities in 2001 related primarily to purchases of capital assets, offset by proceeds on settlement of the note receivable and proceeds on sale of investments.

Existing sources of liquidity at September 30, 2002 included $11.3 million of cash and cash equivalents and funds available under the Company’s operating line of credit. As at September 30, 2002, the Company’s borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.5%. At September 30, 2002, the Company had not drawn upon this line of credit.

        The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company’s products, an increase in the length of the sales cycle for the Company’s products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company’s operating cash flow and liquidity. See Exhibit 99.1 and “Forward-Looking Statements”.

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

As at September 30, 2002 the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease	$1,760,385	$1,491,703	$ 268,682	--	--
Obligations
Operating Leases	$7,001,136	$1,137,500	$2,682,108	$2,009,386	$1,172,142

Total Contractual Obligations	$8,761,521	$2,629,203	$2,950,790	$2,009,386	$1,172,142

         Subsequent to the end of the current period the Company has entered into an additional capital lease agreement for approximately $2.2 million, with a term of 36 months and an effective rate of interest of approximately 9.5%.

        In addition to these commercial commitments the Company has also provided, as performance bonds, an irrevocable revolving letter of credit in the amount of EUR 751,623 ($665,801) expiring May 31, 2003, a letter of credit in the amount of EUR 75,855 ($66,752) expiring February 28, 2003, and a letter of credit in the amount of $397,760 expiring May 1, 2003.. The Company has pledged an amount equal to the letters of credit and guarantee against its operating line of credit as security.

        As part of the disposition agreement with Connectria Corporation, Connectria is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.5 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations.

Derivative Financial Instruments

        The Company generates a significant portion of sales from sales to customers located outside the United States, principally in Canada, Europe and Africa. Canadian sales made by the Company are usually denominated in Canadian dollars. International sales are made from a foreign wholly owned subsidiary and are typically denominated in either U.S. dollars or Euros. The Company’s international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain non-functional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company’s financial results.

        The Company’s foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at September 30, 2002 the Company had no foreign currency forward contracts outstanding.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company’s net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures during the quarterly period ended September 30, 2002. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

        As of September 30, 2002, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.4 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

ITEM 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

Changes in Internal Controls

        There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their execution.

Part II —  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        MDSI Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00).

        On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million and additional amounts due under a maintenance and support agreement. The suit seeks damages, interest and attorneys’fees. In late February 2001, Citizens filed an answer and counter claim alleging that MDSI breached the contracts, justifying Citizens’ termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys’ fees. At Citizens request the parties held a mediation on April 2, 2001. Mediation was not successful and both parties have begun discovery, in preparation for a court trial in April 2003. MDSI disputes Citizens’claims and intends to pursue the lawsuit vigorously.

        From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

        For ITEMS 2, 3, 4 and 5 there was no reportable information for the three months ended September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

2.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3.1(1)	Articles of Incorporation of the Company
3.2(1)	Articles of Amendments of the Company
3.3(1)	By-laws of the Company
4.1(1)	Form of Common Share Certificate
10.1(1)(2)	1996 Stock Option Plan
10.2(2)(4)	1997 Stock Option Plan
10.3(2)(4)	1998 Stock Option Plan
10.4(2)(5)	2000 Stock Purchase Plan
10.5(2)(5)	1999 Stock Option Plan
10.6(2)(6)	1998 Stock Option Plan for Connectria Corporation (formerly, Catalyst Solutions Group, Inc.)
10.7(2)(7)	2000 Stock Option Plan
10.8(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10.9(1)(2)	Employment Agreement dated April 1, 1996 between the Company and Erik Dysthe
10.10(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10.11(1)	Lease dated April 8, 1993 between Cambridge Scanning Company Limited and Spectronics Micro Systems Limited
10.12(5)	Master Purchase and Sale Agreement dated June 1, 1999 between Digital Dispatch Systems Inc. and the Company (without schedules or exhibits)*
10.13(8)	Agreement and Plan of Reorganization, dated as of May 9, 2000, among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders*
10.14(8)	Form of Voting, Lockup and Registration Rights Agreement among MDSI, MDSI Acquisition Corporation, Connectria and Certain Principal Shareholders
10.15(2)(9)	Employment Agreement dated March 26, 2001 between the Company and Erik Dysthe
10.16(2)(9)	Employment Agreement dated April 24, 2001 between the Company and Gerald F. Chew
10.17(2)(9)	Employment Agreement dated May 7, 2001 between the Company and Peter H. Rankin
10.18(10)	Lease dated October 12, 2001 between Crown Diversified Industries Corporation and Connectria Corporation a subsidiary of the Company

Exhibit Number	Description

10.19(10)	Lease dated May 14, 1999 between California Public Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company
10.20(10)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10.21(2)(10)	Employment Agreement dated May 9, 2001 between the Company and Richard S. Waidmann
10.22(2)(10)	Employment Agreement dated May 9, 2001 between the Company and Eric Y. Miller
10.23(2)(12)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10.24(11)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.25(11)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.26(11)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10.27(11)	$250,000 Promissory Note dated as of June 30, 2002 made by Connectria Corporation in favor of the Company
10.28(11)	Security Agreement dated as of June 30, 2002 between Connectria Corporation and the Company
10.29(13)	2002 Stock Purchase Plan
99.1	Risk Factors

(1)	Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as an exhibit to Registrant's Registration Statement on Form F-4.
(4)	Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1998.
(5)	Previously filed as exhibits with the same corresponding number with the Registrant's Form 10-K for the year ended December 31, 1999.
(6)	Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on July 12, 2000.
(7)	Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(8)	Previously filed as exhibits with the Registrant's Current Report on Form 8-K filed on June 15, 2000.
(9)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2001.
(10)	Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(11)	Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(12)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(13)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.

*	The Company agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

    (b)        Reports on Form 8-K

       During the three month period ended September 30, 2002, the Company filed three Form 8-K’s relating to the Company’s sale of Connectria Corporation, on July 1, 2002, July 12, 2002 and August 14, 2002. The Company also filed a Form 8-K on July 12, 2002 relating to its annual general meeting of shareholders held on May 16, 2002 and furnished a Form 8-K on August 14, 2002 attaching the certifications of the Company’s Chief Executive Officer and Chief Financial Officer made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDSI MOBILE DATA SOLUTIONS, INC.

Dated:  November 14, 2002

/s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer Chairman of the Board and Director

Dated:  November 14, 2002

/s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President Finance & Administration: and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Erik Dysthe, President, Chief Executive Officer, Chairman of the Board and Director of MDSI Mobile Data Solutions Inc., certify that:

        1.              I have reviewed this quarterly report on Form 10-Q of MDSI Mobile Data Solutions Inc.;

        2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Erik Dysthe Erik Dysthe President, Chief Executive Officer Chairman of the Board and Director

        I, Verne D. Pecho, Vice President Finance & Administration and Chief Financial Officer of MDSI Mobile Data Solutions Inc., certify that:

        1.              I have reviewed this quarterly report on Form 10-Q of MDSI Mobile Data Solutions Inc.;

        2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Verne D. Pecho Verne D. Pecho Vice President Finance & Administration and Chief Financial Officer Chairman of the Board and Director