Form 10-K
period 2002-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2003-03-31
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on Nasdaq as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 28,2002: $30,008,310

     The number of shares of the Registrant's Common Shares outstanding as of March 25, 2003 was 8,176,431.

                                TABLE OF CONTENTS


Item 1:  Business..............................................................2

Item 2:  Properties...........................................................21

Item 3:  Legal Proceedings....................................................21

Item 4:  Submission of Matters to a Vote of Security Holders..................22

Item 5:  Market for Registrant's Common Equity And Related
           Stockholder Matters................................................23

Item 6:  Selected Financial Data..............................................26

Item 7:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................27

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk...........42

Item 8:  Financial Statements and Supplementary Data..........................42

Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................76

Item 10:  Directors and Executive Officers of the Registrant..................77

Item 11:  Executive Compensation..............................................80

Item 12:  Security Ownership of Certain Beneficial Owners and Management......85

Item 13:  Certain Relationships and Related Transactions......................86

Item 14:  Controls and Procedures.............................................86

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....87

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business - Risk Factors."


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

                        U.S. Dollars Per Canadian Dollar

                        2002             2001              2000             1999              1998
                        ----             ----              ----             ----              ----
Period End          US$0.6342        US$0.6275         US$0.6666        US$0.6925         US$0.6504
Average                0.6369           0.6461            0.6740           0.6744            0.6715
High                   0.6656           0.6714            0.6983           0.6925            0.7105
Low                    0.6175           0.6227            0.6397           0.6535            0.6341


     On March 25, 2003 the noon buying rate was CDN$1.00 = US$0.6755. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in United States dollars.

                                     PART I

Item 1:  Business

The Company

     MDSI Mobile Data Solutions Inc. is a leading provider of mobile workforce management solutions. MDSI's suite of software applications improves customer service and relationships, and reduces operating costs by empowering service companies to optimally manage their mobile field resources. The Company also provides all of the professional services necessary to implement and support its solutions. Founded in 1993, MDSI has approximately 100 major customers worldwide with operations and support offices in the United States, Canada, and Europe. MDSI markets its solutions to a variety of companies that have substantial field service organizations, and focuses primarily upon utilities (electric, gas and water companies), telecommunications companies, and cable/broadband companies. MDSI's products are used by such companies in conjunction with various public and private wireless data communications networks, mobile devices and server hardware to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce.

     Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000. The Company's web site is www.mdsi-advantex.com. Information contained on the Company's web site is not part of this report.


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

o    redundant data entry work; and

o    excessive driving time.


     Historically, these organizations have managed and supported their mobile workers by communicating information on paper, or through wireline solutions or through voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion. Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and commercial field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that this initial low rate of adoption was attributable to a number of factors including the high cost of establishing private radio networks, the difficulty of obtaining radio spectrum for such networks, the high cost and limited functionality of early mobile computing devices and the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures. In addition to these factors, a lack of industry-specific application software which effectively addressed the needs of mobile workers limited the cost-effectiveness of early systems.

     The Company believes that ongoing trends in the regulatory environment, numerous technological advances and competitive pressures have reduced many of these limitations and have provided, and will continue to provide a compelling case for the adoption of mobile data solutions by field service organizations. Deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks providing services at lower costs than ever are now widely available in North America, and similar networks are available in Europe, Austral-Asia and Africa. Consequently, the Company believes that mobile data solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that these trends will continue to increase the likelihood of adoption of mobile data solutions by companies with field service organizations. See "Forward-Looking Statements."


The MDSI Solution

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of field service organizations in targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable these organizations to effectively communicate with, manage and support their mobile workers in their execution and completion of work orders.

     MDSI's products are designed to interface with a variety of public and private mobile data networks, including PCS networks and satellite-based data transmission networks, and are compatible with a variety of operating platforms, computer networks and in-house applications. The most recent version of the Company's software is also designed to be Internet-enabled, allowing service companies' mobile technicians to use web browsers to interface with the Company's software. For the mobile user, that browser can be located on a variety of mobile devices, such as a laptop, personal digital assistant, pager or web phone.

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


Advantex r7

     Advantex r7, the latest version of MDSI's mobile workforce management product, is a feature-rich product that offers a comprehensive solution tailored to address the specific mobile workforce management needs of MDSI's customers in MDSI's target markets, including market-specific solutions for the utility industry, the telecommunications industry, and the cable/broadband industry. Advantex efficiently manages mobile workers and the work orders they execute. It schedules work requests and, using complex business rules, assigns them to the best available mobile worker. Advantex then dispatches work order details to mobile workers who use the solution to process their work throughout the day and send status updates and order completion information back to the office all wirelessly, in real-time. Advantex also determines the best sequence for mobile workers to address their work orders and the best routes to travel between assignments. This provides dispatchers, supervisors and enterprise applications, such as call centers and customer information systems, with up-to-date information to enable them to effectively monitor and manage field service operations at all times.

     Advantex is the result of more than ten years of development and has been field validated by approximately 100 companies in the utility, telecommunications and cable/broadband industries. Advantex uses global standards, such as CORBA (Common Object Request Broker Architecture), Java, HTML, XML, WAP and Unicode, and industry standard products, such as Oracle's database and BEA's infrastructure tools, to deliver a solution that meets customers' needs for a scalable, open and interoperable solution. Advantex has been implemented, or is in the process of being implemented, for customers supporting as few as 70 and as many as 13,000 users. The primary components of Advantex are:

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

o Advantex Compose--A configuration tool used to define a customer's work practices and generate a configured Advantex system. Defines the types of work the customer performs, the work order details, how the work orders are presented to dispatchers and mobile workers, the forms to be completed in the field, and the validation rules that apply to work results entered in the field.

o Advantex Enterprise Connector--Integrates Advantex with the customer's enterprise applications (e.g., SAP, Siebel). Bundled with Advantex when MDSI provides application integration services.

o Advantex Vehicle Tracking--Allows dispatchers to use maps and GPS (Global Positioning System)-equipped vehicles to track in real-time the location of mobile workers and their work orders and to execute a wide variety of tasks directly from the map interface.

o Advantex Complex Orders--Coordinates mobile workers working on related orders. Parcels orders into individual tasks, manages task assignment and dispatch, ensures that precedence relationships are maintained, and monitors task status.

o Advantex Common Cause--Allows dispatchers and managers to recognize related trouble work orders and manage them as individual dispatched work orders.

o Advantex Time Reporting--Allows mobile workers to allocate time to job codes and to record time spent on other activities. Replaces paper-based time reporting.


Professional and Customer Support Services

     MDSI provides a complete range of specialized professional and customer support services to assist its clients in implementing and using MDSI's products effectively. Contracts for the sale of MDSI's software typically include a customer support and maintenance agreement, as well as professional services such as implementation, systems integration, training and documentation, and may also include workforce management assessments and audits or other workforce management consulting. The Company believes that providing these services facilitates effective implementation of its products and fosters a strong relationship with the customer that often leads to future sales of MDSI products and services. See "Forward-Looking Statements."

Professional Services

     A professional services engagement usually lasts for six to twelve months and involves working with the customer in defining, configuring and installing the Advantex solution, as well as integrating it with the customer's other enterprise software solutions and training the client in how best to use Advantex. The engagement generally occurs in three logical phases: definition, configuration, and installation.

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

o Configuration--MDSI configures the baseline Advantex software in accordance with the customer's needs to create a finished product. Once the Advantex system has been configured, MDSI tests the system at its facilities to ensure that the configured system is ready to be installed at the customer's site.

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

     MDSI also offers mobile workforce management practices assessment services, to help customers assess where they stand against their peers, as well as other mobile workforce management consulting services to enable customers to make the most effective use of Advantex in their organizations to improve customer satisfaction and increase operational efficiency.

Customer Support

     The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, which may be annual or on a multi-year basis, that take effect on the expiration of the product warranty period, which is typically 90 days from the acceptance of Advantex.


Markets

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. Traditionally, the Company has focused its attention on mid and large-sized customers in the utilities (electric, gas and water), telecommunications, and cable/broadband markets. In total, MDSI believes that there are approximately
1.8 million mobile workers worldwide in its traditional markets, split approximately evenly amongst North America, Western Europe, and certain other commercially viable geographical markets in the rest of the world. During 2002, the Company launched a product, MDSI Ideligo, to serve field service workforces outside the Company's core markets. Within these markets, MDSI believes that there are approximately 6.9 million mobile workers worldwide, split approximately evenly amongst North America, Western Europe, and certain other commercially viable geographical markets in the rest of the world. See "Other Field Service Markets" below. The Company evaluates new target markets for mobile workforce management based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets. The Company believes that its markets will grow, both in terms of number of potential customers and revenues, in the future, particularly outside North America. See "Forward-Looking Statements." During 2002, the Company stopped pursuing opportunities in the public safety market. See "Public Safety" below.

     Utilities. The utilities market targeted by the Company consists of electric, gas and water companies worldwide, most notably in the United States, Canada, Europe and to a lesser extent South America, Austral-Asia and Africa. The Company has traditionally targeted the distribution operations within a utility. The Company believes, however, that such operations generally account for only a portion of the total number of a utility's mobile workers, with the balance attributable to mobile workers engaged in sales, construction, engineering and management functions. As a result, the Company believes that there is an opportunity to increase sales to existing customers and generate incremental revenue. See "Forward-Looking Statements". MDSI's products have been implemented or are being implemented in over 70 electric, gas and water utilities located in the United States, Canada, Europe and Austral-Asia. MDSI believes that the total number of utilities with more than 100 mobile workers (MDSI's typical target market) exceeds 300 in the United States alone.

     Telecommunications and Cable/Broadband. MDSI sells its Advantex product into the telecommunications, and cable/broadband markets worldwide, most notably in the United States, Canada, Europe and to a lesser extent in Africa, Austral-Asia and South America. Recently, the markets for these services have been converging. For example, companies that used to provide traditional voice telecommunications services are now permitted to provide data services, basic cable and other broadband services. Similarly, companies that provided traditional cable TV service now also provide cable telephony services and Internet services.

     The telecommunications market consists of wireline providers of local, and long-distance services, wireless communication service providers and ISPs (Internet service providers). The wireline market in North America is comprised of IXCs (Inter-exchange carriers), ILECs (Incumbent Local Exchange Carriers), and CLECs (Competitive Local Exchange Carriers). In Europe, the national telecommunication providers are referred to as PTT's (Post, Telephone &
Telegraph). MDSI has installed or has a contract to supply its products to numerous telecommunication companies worldwide, including Belgacom S.A., Bravida A.S.A, eircom P.L.C., TDC Tele Danmark A/S and TELKOM South Africa Limited. MDSI believes that the total number of telecommunications companies and cable/broadband companies with more than 100 mobile workers (MDSI's typical target market) exceeds 300 and 100, respectively, in the United States alone. Although only a small percentage of telecommunications companies have adopted mobile workforce management solutions, MDSI believes that a number of major telecommunications companies are evaluating the need for such a system, and that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels as the worldwide deregulation of the telecommunications markets continues to unfold. The Company anticipates, however, that continued economic uncertainty in the telecommunications and cable/broadband markets will have an adverse impact on software and services revenues in the short term. See "Forward-Looking Statements."

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

     Other Field Service Markets. There are a large number of companies outside MDSI's traditional markets that employ field service workforces, such as security companies, office equipment companies, home appliance companies, as well as many other organizations that contract field services as their primary business, such as companies engaged in the maintenance and repair of oil wells, IT/Networking services, medical/scientific equipment, industrial equipment, and HVAC (Heating, Ventilation and Air Conditioning) systems, amongst others. To date, the Company has not focused its primary attention on these markets. MDSI believes that the total number of such companies with more than 100 mobile workers (MDSI's typical target market) exceeds 3,500 in the United States alone.

     For this opportunity, MDSI has developed a subset of Advantex, called MDSI ideligo, that is primarily comprised of the Advantex Wireless and Advantex Mobile components. MDSI ideligo wirelessly communicates data in real-time between the field and enterprise applications, automates workflow, and lets field workers be more efficient and productive. Initially, MDSI has integrated MDSI ideligo with Siebel Systems' Field Service application. Together, MDSI and Siebel Systems Inc. have won one new customer, Texas-based Key Energy Services, and have approached several additional prospects. MDSI anticipates integrating MDSI ideligo with field service products from other independent software vendors.

     Public Safety. The Public Safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. During 2001, MDSI ceased pursuing opportunities in the market and in 2002 reached an agreement with Datamaxx Applied Technologies, Inc. of Tallahassee, Florida, granting Datamaxx exclusive license rights to MDSI's Public Safety products in the North American public safety market and non-exclusive license rights for such products outside North America. MDSI had installed solutions for a limited number of customers, and the market has not represented a material portion of MDSI's revenues.

Customers

     For the year ended December 31, 2002, MDSI's software and services revenues were distributed approximately as follows: 65% from the utilities (electric, gas and water) market, 33% from the telecommunications and, cable/broadband market, and the remaining 2% from other markets. During the year ended December 31, 2002 the Company generated approximately 68% of its revenue from North America, approximately 30% of its revenue from Europe, Middle East and Africa, and the remaining 2% of its revenue from other parts of the world.

     The Company's customers vary in size from small local companies to large regional and international organizations. During the year ended December 31, 2002, TELKOM South Africa Limited accounted for 10.1% of MDSI's overall revenue. The Company anticipates that revenue from this customer will account for a larger percentage of revenue in 2003. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.9% of MDSI overall revenue. The Company did not earn revenue from any one customer that accounted for greater than 10% of overall revenue during the year ended December 31, 2000. In the years ended December 31, 2002, 2001, and 2000 , approximately 30.7%, 29.8%, and 30.6%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that this percentage will increase in 2003 and that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue.

     In the years ended December 31, 2002, 2001, and 2000, revenue derived from sales outside of North America accounted for 31.7%, 23.8%, and 23.6% of the Company's total revenue, respectively. See "Note 10 of the Company's Consolidated Financial Statements." Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."


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

     The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. During the fiscal years ended December 31, 2002, 2001 and 2000, the Company's research and development expenses were $5.5 million, or 14.2% of revenue, $7.3 million, or 16.2% of revenue, and $8.2 million, or 15.8% of revenue, respectively. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements."

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

     Independent Software Vendors. MDSI establishes relationships with other independent software vendors that sell complementary products, such as billing or customer relationship management solutions, into MDSI's markets. The relationships typically involve MDSI and the vendors establishing a standard integration of their products, then jointly identifying and executing on sales prospects for the integrated solution. The Company has established such a relationship for its MDSI ideligo product with Siebel Systems Inc. In some cases, relationships have been formalized through written agreements, while others remain informal.

     Systems Integrators. MDSI also establishes strategic relationships with systems integrators that work in the Company's markets to provide end-to-end solutions on a customer-by-customer basis or as an integrated product offering for the vertical market. In either case, MDSI works with the integrator to assist in the sales process and to integrate MDSI's products with the other component software pieces. To date, MDSI has worked with Cap Gemini Ernst & Young LLP, Accenture LLP, IBM Business Consulting Services, CGI Group Inc., and SchlumbergerSema, a business segment of Schlumberger Limited, amongst others. In some cases the relationships have been formalized through written agreements, while others remain informal. In the future, MDSI intends to involve these integrators in providing the implementation work surrounding customer installations. See "Forward-Looking Statements."


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

     The Company primarily competes in the utilities market with Utility Partners, L.C. (which recently emerged from Chapter 11 bankruptcy), CGI Group Inc. (via its acquisition of Cognicase, Inc., that owned MDSI competitor M3i Systems, Inc.), Intergraph Corporation, Axiom Corporation, Oracle Corporation, Itron Inc. (via its acquisition of e-Mobile Data Inc.) and ViryaNet Ltd. The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies. Other competitors include ClickSoftware, Inc., ViryaNet Ltd., which the Company mostly sees competing for small accounts, and more recently Accenture FFE. In the cable/broadband market, the Company's primary competitors are Telcordia Technologies Inc., C-Cor.net Corp., PointServe Inc., CSG Systems International Inc., Viryanet Ltd., again mostly for small accounts, and more recently Accenture FFE.

     The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, MDSI sells a wireless enablement product, called MDSI ideligo, that is a subset of Advantex. MDSI ideligo provides a mobile extension of selected field service application vendors' solutions. The initial implementation has been with Siebel Systems' Field Service offering. Other wireless enablement products are offered by Aether Systems Inc., Antenna Systems, Broadbeam Corporation, Everypath Inc., Extended Systems Incorporated and IBM, as well as a variety of other newer competitors. Also serving the commercial field service market are enterprise application solution providers, such as Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited (which recently acquired the assets of Clarify), Oracle Corporation, PeopleSoft Inc., and Siebel Systems Inc. MDSI believes that these enterprise application vendors offer less comprehensive wireless enablement solutions than MDSI, and are consequently potential partners for expanding MDSI's penetration in this market.


Hosting and IT Services

     In June 2000, the Company acquired all of the outstanding share capital of Connectria Corporation, a Missouri corporation, for aggregate consideration of 845,316 Common Shares and the assumption of 583,037 stock options. The business combination was accounted for under the pooling of interests method of accounting. Connectria became the Company's Hosting and IT Services subsidiary. In June 2002, as part of management's strategy to return MDSI's focus to mobile workforce management in the Company's traditional markets, MDSI entered into an Exchange Agreement to return ownership of Connectria to its former principal shareholders, Richard S. Waidmann and Eric Y. Miller. The services of MDSI's Hosting and IT Services comprised outsourcing, hosting and consulting, and ranged from complete outsourcing of an IT department to providing turnkey IT projects. Connectria's results of operations for 2002, 2001 and 2000 are summarized in MDSI's Consolidated Statements of Operations as Income (Loss) From Discontinued Operations. See Note 2 of the Company's Consolidated Financial
Statements for more detail regarding this transaction. Except as otherwise indicated, the financial information in this Annual Report on Form 10-K excludes the results of discontinued operations. The Company now operates as a single business segment.

Employees

     As of December 31, 2002, the Company had 325 full-time employees, including 134 in operations (including professional services, customer support and operations management), 91 in product development and product management, 55 in sales and marketing (including employees working on the Company's MDSI ideligo initiative), and 45 in finance and administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good.


Financial Information About Segments and Geographic Markets

     For certain information regarding the Company's reportable segments and geographic markets, see Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.


Risk Factors

     The Company's business is subject to the following risks. These risks could cause actual results to differ materially from results projected in any forward-looking statement in this report.


Potential Fluctuations in Quarterly Operating Results

     The Company's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased cost in the completion of contracts, increased competition, regulatory and other developments in the Company's vertical markets, changes in the demand for the Company's products and services, the cancellation of contracts, difficulties in collection of receivables, the timing of new product announcements and introductions, difficulties encountered in the protection of intellectual property rights, changes in pricing policies by the Company and its competitors, delays in the introduction of products or enhancements by the Company, expenses associated with the acquisition of products or technology from third parties, the mix of sales of the Company's products and services and third party products, seasonality of customer purchases, personnel changes, political and economic uncertainty, the mix of international and North American revenue, tax policies, foreign currency exchange rates and general economic and political conditions.

     The Company believes that economic and political developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical
markets  that  the  Company  serves.   The  current  excess  of  supply  in  the
telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographical areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions and general trends are likely to continue to affect demand for the Company's products and services in 2003, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

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

     Based upon all of the foregoing factors, the Company believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. The Company may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. See "Forward-Looking Statements". If new competitors, technological advances by existing competitors or other competitive factors require the Company to reduce its prices or invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenue or achieve revenue growth on a quarterly or annual basis. In fiscal 2002, the Company's revenue declined compared to the same period in 2001. These recent declines have resulted from an economic slow down in the vertical industries served by the Company. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. See "Forward Looking Statements". In such event, the market price of the Company's Common Shares would likely be materially adversely affected.


Dependence on Third Party Products and Services

     Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 2002, 2001 and 2000, 6.4%, 5.5%, and 3.4% respectively, of the Company's revenue was attributable to third party products and services. As the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.


Lengthy Sales Cycles for Advantex Products

     The purchase of a mobile workforce management solution is often a significant purchase decision for prospective customers and requires the Company to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company's products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company's quarterly financial condition, operating results and cash flows, which may cause such results to be less than the Company's or analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, due to economic conditions and developments in the Company's core markets, the Company has experienced an increase in the time necessary to complete the negotiation and signing of contracts with some of its customers.


Dependence on Large Contracts and Concentration of Customers

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2002, 2001, and 2000, approximately 30.7%, 29.8%, and 30.6% respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the year ended December 31, 2002, TELKOM South Africa Limited accounted for 10.1% of the Company's consolidated revenue. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.9% of the Company's consolidated revenue. During the year ended December 31, 2000, no single customer accounted for 10% or more of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

     The size of a contract for a particular customer can vary substantially depending on whether the Company is providing only its own products and services or is also responsible for supplying third party products and services. The Company recognizes revenue using the percentage of completion method, which the Company calculates based on total costs incurred compared to total costs estimated by the Company for completion. Therefore, any significant increase in the costs required to complete a project, or any significant delay in a project schedule, could have a material adverse effect on that contract's profitability and because of the size of each contract, on the Company's overall results of operations. The Company from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. The Company's contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts would affect the timing of the Company's cash flows and could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Any significant failure by the Company to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, effectively negotiate the specifications for a workforce management system, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


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

     The Company believes that unfavorable economic conditions and reduced capital spending by existing and prospective customers have and may continue to adversely affect demand for the Company's products and services in 2003. In particular, service providers, utilities companies and telecommunications companies in North America have been impacted since the latter half of 2000. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions and general trends are likely to continue to delay purchasing and implementation decisions. If the economic conditions in the United States and Canada worsen or if a wider or global economic slowdown occurs, the Company may experience reduced revenues, increased costs, reduced margins and increased risks associated with the collection of customer receivables, any of which may have a material adverse impact on its business, operating results, cash flows and financial condition.


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


History of Losses and Fixed Operating Expenses

     As of December 31, 2002, the Company had an accumulated deficit of $25.2 million. There can be no assurance that the Company will realize revenue growth or be profitable on a quarterly or annual basis. The Company plans to continue to contribute significant resources to its operating expenses related to sales and marketing operations, to fund significant levels of research and development, to broaden its customer support capabilities and to maintain its administrative resources. A relatively high percentage of the Company's expenses are fixed in the short term and the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In addition, due to the rapidly evolving nature of its business and markets, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


Integration of Acquisitions

     The Company may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to the Company's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities, and write-off of acquired research and development costs, all of which could materially and adversely affect the Company's financial condition, results of operations and cash flows.


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


Litigation

     The Company is a party to a suit filed against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due. The suit seeks damages, interest and attorneys' fees. Citizens filed an answer and counterclaims alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of approximately $3.5 million paid to MDSI in addition to interest and attorneys' fees. In addition, Citizens' counterclaims allege fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens seeks actual, special, incidental and consequential damages associated with these claims, in addition to punitive damages, interest and attorneys' fees. In March 2003, Citizens submitted an expert report estimating that Citizens had incurred approximately $6.1 million in damages due to lost productivity and direct costs, and that Citizens may be entitled to additional contractual penalties from MDSI of approximately $1.1 million. On March 5, 2003, the court granted Citizens' motion for summary judgment, dismissing MDSI's claims for lack of sufficient evidence of damages. MDSI filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied MDSI's motion for reconsideration. MDSI cannot assure you that it will be successful in reinstituting its claim for damages or that, if successful, it will be able to recover on its claims at trial. Further, although the court has granted MDSI's motion for partial summary judgment on Citizens' breach of the professional services agreement, and MDSI believes that it will successfully defend against Citizens' counterclaims, there can be no assurance that MDSI will be successful in the defense of Citizens' counterclaims.

     In its consolidated balance sheet as of December 31, 2002 and 2001, MDSI has classified approximately $3.7 million in amounts due from Citizens, which amounts are subject to the suit, as a long term receivable as of December 31, 2002. MDSI has recorded $1.0 million of such amounts as doubtful accounts and has not recorded any amounts claimed by Citizens as a contingent or other liability of MDSI. If MDSI is not successful in its claims against Citizens, MDSI may need to take a $2.7 million dollar charge to earnings. Additionally, if MDSI is made to refund monies collected under the contract, MDSI may need to take a further $3.5 million dollar charge to income to reflect this refund. If the customer is successful in any fraud, negligent misrepresentation, breach of express warranty or breach of implied warranties claims, the Company may need to take an additional charge to earnings to the extent of the judgment. MDSI believes that any amounts that it is required to pay to Citizens would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to Citizens as a result of fraud or other intentional misconduct. There is currently no provision in MDSI's financial statements to address any refund or other payment to Citizens as MDSI views this to be an unlikely event. If MDSI is not successful in the Citizens litigation, the loss may have a material adverse impact on MDSI's business, results of operations, financial condition or liquidity.


Management of Growth and Reduction of Workforce

     Since its inception, the Company has experienced periods of rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from 9 employees in Canada in February 1993 to 325 employees located in Canada, the United States and other international locations at December 31, 2002. The Company also recently expanded the geographical areas in which it operates. In March and April, 2001, the Company made several announcements regarding its intention to reduce the size of its work force by approximately 25% in anticipation of reduced demand for its products and services due to the general economic slowdown. In July 2002, the Company completed the sale of its subsidiary Connectria Corporation, reducing the size of its work force by 71 employees. If the Company resumes its growth in future periods, such growth may place strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. There can be no assurance that the Company will be able to effectively manage its operations or future growth and expansion into new markets. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


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


Dependence on Selected Vertical Markets

     Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of the Company's revenue. In those years, the Company sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of the Company's revenue. In 1999, the telecommunications market accounted for 54% of the Company's revenue. In 2000 the telecommunications and cable/broadband markets accounted for greater than 53% of the Company's revenue. In 2002 and 2001 the utility market accounted for 65% and 70% respectively of the Company's revenue. The Company anticipates that a significant portion of its future revenue will be generated by sales of products to the utility, telecommunications, and cable/broadband markets and that recent economic developments and trends have adversely affected and may continue to adversely affect levels of capital spending by companies in a variety of industries, including the vertical markets MDSI serves. The Company believes that these and other factors may cause potential and existing customers to delay or defer purchasing decisions or seek to terminate or delay payment under existing contracts for the Company's products and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. See "Forward-Looking Statements." A decline in demand for the Company's products in these markets as a result of economic conditions, competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets or continue to earn revenue in current markets.


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

     The Company primarily competes in the utilities market with Utility Partners, L.C. (which recently emerged from Chapter 11 bankruptcy), CGI Group Inc. (via its acquisition of Cognicase, Inc., that owned MDSI competitor M3i Systems, Inc.), Intergraph Corporation, Axiom Corporation, Oracle Corporation, Itron Inc. (via its acquisition of e-Mobile Data Inc.) and ViryaNet Ltd. The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies. Other competitors include ClickSoftware, Inc., ViryaNet Ltd., which the Company mostly sees competing for small accounts, and more recently Accenture FFE. In the cable/broadband market, the Company's primary competitors are Telcordia Technologies Inc., C-Cor.net Corp., PointServe Inc., CSG Systems International Inc., Viryanet Ltd., again only for small accounts, and more recently Accenture FFE.

     The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, MDSI sells a wireless enablement product, called MDSI ideligo, that is a subset of Advantex. MDSI ideligo provides a mobile extension of selected field service application vendors' solutions. The initial implementation has been with Siebel Systems' Field Service offering. Other wireless enablement products are offered by Aether Systems Inc., Antenna Systems, Broadbeam Corporation, Everypath Inc., Extended Systems Incorporated and IBM, as well as a variety of other newer competitors. Also serving the commercial field service market are enterprise application solution providers, such as Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited (which recently acquired the assets of Clarify), Oracle Corporation, PeopleSoft Inc., and Siebel Systems Inc. MDSI believes that these enterprise application vendors offer less comprehensive wireless enablement solutions than MDSI, and are consequently potential partners for expanding MDSI's penetration in this market.


Risk of Product Defects and Implementation Failure

     Software products, including those offered by the Company, contain undetected errors or omissions. Software products, when implemented, installed, configured and customized, may also fail to perform according to customer expectations due to the failure by the customer to properly specify its system requirements, failure by the customer to properly operate or interact with the system, operator error, technical problems associated with the customer's host system, or the resistance of the customer's workforce to the adoption of new technology. In addition, software products may fail to perform according to expectations due to the failure by the Company to properly design the system to operate in the environment, infrastructure or communications network in which the product is to be used. There can be no assurance that, despite testing by the Company and by current and potential customers, that the Company's products will be free of errors or that such products will perform according to expectations with respect to response time, ability to communicate over multiple networks, scalability, stability and ease of use. Such errors and failures could result in loss of or delay in market acceptance of the Company's products, the cancellation of contracts or the imposition of substantial penalties, any of which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


Proprietary Technology

     The Company's success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex, Wireless@work and Compose trademarks. MDSI has also filed several patent applications in the United States and internationally covering various aspects of its technology, and has recently been granted a US patent for certain aspects of Compose. The earliest of these applications has been granted and will be issued as a U.S. patent, and the remainder are pending a substantive examination. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products. Policing the unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, the risk of software piracy can be expected to continue. In addition, the laws of certain countries in which the Company's products are or may be licensed may not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that the Company's proprietary technology is infringed upon by unauthorized third parties. In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. See "Forward-Looking Statements". Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


Dependence on Third Parties

     Certain contracts require the Company to supply, coordinate and install third party products and services or employ subcontractors. The Company believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier or subcontractor to provide a sufficient and reliable supply of parts and components or products and services in a timely manner could have a material adverse effect on the Company's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Additionally, under certain circumstances, the Company supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company's financial condition, results of operations and cash flows.


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


Risks Associated with International Operations

     In the years ended December 31, 2002, 2001, and 2000 revenue derived from sales outside of North America accounted for approximately 31.7%, 23.8%, and 23.6%, respectively, of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its ability to grow and be profitable will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of
complying   with  a  wide
variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition, operating results and cash flows.

     As a result of the international scope of the Company's operations, the Company's business is carried out under an international corporate structure that has been designed in part to optimize tax savings to the Company. The effectiveness of this international corporate structure from a tax perspective, and the corresponding risk of any negative financial impact on the Company from the imposition of tax liability on the Company in the event such structure is not effective, depends on the quality of the Company's internal compliance and implementation procedures, as well as external regulatory factors such as investigations, audits and decisions by tax officials and changes in tax laws, regulations and policies.


Product Liability

     The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company carries insurance coverage for product liability claims which it believes to be adequate for its operations. See "forward looking statements."


Anti-Takeover Effects; Investment Canada Act

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

     The Company is organized under the laws of Canada and, accordingly, is governed by the Canada Business Corporations Act (the "CBCA"). The CBCA differs in certain material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers and similar arrangements, takeovers, shareholders' suits, indemnification of directors and inspection of corporate records.

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

     As a result of being a reporting issuer in certain provinces of Canada, the Company is required to file certain reports in such jurisdictions. As part of such reports, the Company is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles as applied in Canada ("Canadian GAAP"). Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs, and acquired research and development costs. As a result, the Company's Consolidated Financial Statements included in this report may differ materially from the financial statements filed by the Company in Canada.

Market for the Common Shares; Potential Volatility of Stock Price

     The trading prices of the Common Shares have been subject to wide fluctuations since trading of the Company's shares commenced in December 1995. There can be no assurance that the market price of the Common Shares will not significantly fluctuate from its current level. The market price of the Common Shares may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of the Common Shares. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.


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


Item 3:  Legal Proceedings

     Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00) .

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleges that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit seeks payment of the contract balance, plus other damages, interest and attorneys' fees. In late February 2001, Citizens filed an answer and counterclaim alleging that MDSI breached the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys' fees. At Citizens' request the parties held a mediation on April 2, 2001. Mediation was not successful and both parties began discovery. In October 2002, Citizens filed amended counterclaims alleging fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens seeks all actual, special, incidental and consequential damages associated with these claims, in addition to punitive damages, interest and attorneys' fees. In March 2003, Citizens submitted an expert report estimating that Citizens had incurred approximately $6.1 million in damages due to lost productivity and direct costs, and that Citizens may be entitled to additional contractual penalties from MDSI of approximately $1.1 million. MDSI disputes these claims and believes them to be without merit.

     On March 5, 2003, the court granted Citizens' motion for summary judgment, dismissing MDSI's claims for lack of sufficient evidence of damages. MDSI filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied MDSI's motion.

     On March 26, 2003, the court granted MDSI's motion for partial summary judgment, finding that Citizens breached the professional services agreement by wrongfully terminating the agreement.

     MDSI has tendered the prosecution of its claim and the defense of Citizen's counterclaims to Chubb Insurance Company. Chubb has accepted the claims under a reservation of rights. MDSI believes that any amounts that it is required to pay to Citizens would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to Citizens as a result of fraud or other intentional misconduct. See "Forward-Looking Statements".

     The scheduled trial date for this matter is April 7, 2003 in Texas District Court Collin County. MDSI believes that it has various defenses against Citizen's claims, and it intends to vigorously pursue these defenses as appropriate. MDSI also believes that its claims against Citizens are strong and it intends to vigorously pursue its claims for damages, on appeal, if necessary. If, contrary to MDSI's expectations, MDSI is not successful in the Citizens litigation, the loss may have a material adverse impact on MDSI's business, results of operations, financial condition or liquidity. See "Business-Risk Factors-Litigation" and "Forward-Looking Statements".

     From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.


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

                                               The Toronto Stock Exchange                    Nasdaq National Market
                                -------------------------------------------------------     -------------------------
                                          US$(1)                        CDN$                   US$             US$
                                -------------------------------------------------------     --------------------------
                                   High            Low           High           Low            High             Low
                                ----------     ----------     ----------     ----------     ----------      ----------
2001
First Quarter.............         11.13           5.07          17.00           7.75          11.25           4.88
Second Quarter............          6.32           4.05           9.75           6.25           6.20           4.00
Third Quarter.............          5.02           2.26           7.75           3.50           5.29           2.23
Fourth Quarter............          5.03           2.66           7.95           4.20           5.08           2.71

 2002
First Quarter.............          4.29           3.31           6.76           5.22           4.25           3.40
Second Quarter............          3.93           3.10           6.21           4.87           3.95           3.05
Third Quarter.............          3.48           2.83           5.50           4.47           3.62           2.87
Fourth Quarter............          3.55           2.82           5.60           4.44           3.60           2.78
----------

(1) US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."



Shareholders

     As of December 31, 2002 the Company had approximately 190 shareholders of record, 77 shareholders of whom had addresses in the United States and who held 4,998,896 Common Shares, or 61.1% of the Company's outstanding Common Shares.


Dividends

     The Company has never paid dividends on its Common Shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.


Recent Sales of Unregistered Securities

     The Company did not issue any unregistered securities during the fiscal year ended December 31, 2002.

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

     The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

     (a) if the shares in respect of which the dividends are paid are effectively connected with a permanent establishment or fixed base that the holder has in Canada, or

     (b)  the holder is a U.S. LLC which is not subject to tax in the U.S.

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


     Capital Gains

     A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents "taxable Canadian property" to the holder thereof. The Company's Common shares will be considered taxable Canadian property to a non-resident holder only if:

     (a)  the non-resident holder,

     (b) persons with whom the non-resident holder did not deal at arm's length, or

     (c) the non-resident holder and persons with whom he did not deal at arm's length,

     owned 25% or more of the Company's issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom the Company's shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

     (a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

     (b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition, the holder was resident in Canada at any time during the 10 years immediately preceding the disposition and the shares were owned by him when he ceased to be a resident of Canada,

     (c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

     (d)  the holder is a U.S. LLC which is not subject to tax in the U.S.

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

Item 6:  Selected Financial Data

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from and are qualified by reference to the Company's audited consolidated financial statements. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.


                                                               Years ended December 31,
                                           2002               2001             2000             1999            1998
                                       -------------     -------------    -------------    -------------  -------------
                                                         (In thousands, except per share data)
Statement of Operations Data:
Revenue                                 $  38,735          $ 44,706         $ 52,000         $ 52,157         $ 44,866
Gross profit                               21,716            23,658           30,919           29,606           23,458
Operating (loss) income                    (2,409)          (11,402)           1,060            7,781            5,944
(Loss) income from continuing
  operations for the year (1)(2)           (1,536)          (13,454)             127            4,877            4,173
Diluted (loss) earnings per common
  share                                 $   (0.17)         $  (1.64)        $  (0.07)        $   0.13         $   0.50
Weighted average shares outstanding         8,481             8,623            8,527            9,101            7,563




Balance Sheet Data:                        2002              2001             2000             1999            1998
                                       -------------     -------------    -------------    -------------  -------------

Cash and cash equivalents               $  11,017          $ 13,176         $ 12,865         $ 14,750         $  3,456
Working capital                             9,364            11,918           24,084           23,783            8,637
Total assets                               37,705            44,577           61,028           50,443           38,522
Non-current liabilities                     1,914             3,050            6,738            3,399            3,945
Stockholders' equity                       20,533            24,475           38,177           35,537           20,596
----------

(1) Net loss for the year ended December 31, 2001 includes non-recurring charges of $6,105,927 with respect to restructuring of certain operations, $2,749,992 for the impairment in valuation of investments in three private companies, $1,558,578 for the impairment in valuation of intangible assets acquired on acquisition of Alliance Systems Incorporated, $165,000 for the impairment in valuation of a commercial web site domain name, and $2,938,195 for bad debts with respect to several doubtful accounts.

(2) Net income from continuing operations for the year ended December 31, 2000 includes non-recurring charges of $1,691,028 for costs of merger with respect to the Company's merger with Connectria, and $985,000 for bad debts with respect to one doubtful account.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains "Forward Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The first and sixth paragraphs under "Restructuring", the first and fifth paragraphs under "Field Service Business", the sections entitled "Recent Accounting Pronouncements" and "Critical Accounting Policies and Significant Estimates", the subsections entitled "Revenue", "Direct Costs", "Gross Margins", "Research and Development", "Sales and Marketing", "General and Administrative" and "Income (loss) from Discontinued Operations", in "Year ended December 31, 2002 Compared to the Year ended December 31, 2001, and the fourth, eighth, ninth and eleventh paragraphs under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles for Advantex Products", "Dependence on Large Contracts and Concentration of Customers", "History of Losses and Fixed Expenses", "Integration of Acquisitions," "Litigation" and "Competition."

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, United States dollars. See Item 7A, "Quantitative and Qualitative Disclosure About Market Risk".


Overview

     MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications and cable/broadband companies. MDSI's products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company's products are designed to provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

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


Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions and general trends are likely to continue to affect the demand for the Company's products and services in 2003, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

     In order to address the uncertainties caused by these economic trends, MDSI announced in March 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings have been realized by reduced salary and payroll costs, and the remaining savings have been realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company has exceeded the estimated quarterly savings. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company's business operations.

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


                                                            Total Restructuring
                                                                 Charge
                                                            -------------------
  Workforce reduction                                            $  3,375,000
  Provision for excess office space                                 1,861,000
  Non cash write-down of capital assets                               563,780
  Other                                                               306,147
                                                            -------------------
  Total restructuring charges                                       6,105,927
  Cumulative draw-downs                                            (4,848,592)
                                                            -------------------
  Accrued restructuring charges as at December 31, 2002          $  1,257,335
                                                            ===================


     During the year ended December 31, 2002 the Company made cash payments of $1,876,325 relating to the restructuring accruals.

     Workforce reduction charges of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of December, 31 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, where the Company has entered into fixed cost lease arrangements, with agreements extending up to 2004. The Company has incurred approximately $0.6 million of cash costs relating to this provision leaving an accrual of $1.3 million as at December 31, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at December 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value.

     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items, including costs of outplacement services and legal and consulting fees. As at December 31, 2002, the Company has incurred cash costs of approximately $0.3 million against this provision, with no additional amounts expected to be paid out.


Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile workforces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed, which may result in additional revenue for the Company. See "Forward-Looking Statements."

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

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements typically have a term of one to three years and are invoiced either annually, quarterly, or monthly. Revenue for these services is recognized ratably over the term of the contract.

     The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware and software upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

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

     During 2001, MDSI decided not to continue pursuing opportunities in the Public Safety market. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and this market did not represent a material portion of MDSI's revenues. On May 24, 2002 the Company entered into an agreement with Datamaxx Applied Technologies Inc. ("Datamaxx"), granting exclusive license to Datamaxx for MDSI's Public Safety products in North America, and non exclusive license rights for these products outside North America. The Company also assigned its existing contracts in the Public Safety market to Datamaxx. MDSI will receive royalty payments under the agreement for any license and implementation revenue earned by Datamaxx in relation to the licensed products, subject to a maximum royalty payout of $1,500,000. As a result of this licensing agreement, the

Company has now exited the Public Safety market, and all employees related to the Public Safety market were terminated prior to June 30, 2002.

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


Disposition of Hosting and Information Technology (IT) Services Business Segment

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares that had a market value of approximately $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI also received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. On closing, the Company realized a small gain as a result of the disposition of Connectria.

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


Disposition of Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan to dispose of the delivery segment of its business ("Transportation Business Unit"). Effective June 1, 1999, the Company completed the sale of the Transportation Business Unit to Digital Dispatch Systems, Inc. ("DDS"), a supplier of dispatch systems to the taxi market for proceeds of $3,805,746. The proceeds were comprised of common shares of DDS, representing an 11% interest in DDS, and a promissory note in the principal amount of $331,455 ($500,000 CDN), due January 1, 2001, bearing interest at 8% per annum. During the year ended December 31, 2000, DDS exercised its option to buyback the DDS shares that MDSI received as compensation on the sale of the Transportation Business Unit. Proceeds on sale of the DDS shares were $3,273,392. The promissory note, with interest, was paid in the first quarter of 2001.

     Under the terms of the agreement between the Company and DDS, the Company retained certain assets and liabilities of the discontinued operations. The
Company liquidated all remaining assets and liabilities relating to the Transportation Business Unit during the year ended December 31, 2001.

     As a result of the Company's disposal of its Transportation Business Unit, the Transportation Business Unit has been classified as a discontinued operation and the results of operation, financial position and cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes the Transportation Business Unit for the corresponding prior periods.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, adoption of this statement will not impact the Company's financial statements for fiscal 2002 but will affect the accounting and recognition of any future restructuring costs.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the effects of FIN 45; however, it does not expect that the adoption will have a material impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's 2002 fiscal year. Adoption this statement will affect the frequency of the Company's disclosure, but will not impact the Company's results of operation or financial position until the Company changes to the fair value method of accounting for stock-based employee compensation.


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

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At December 31, 2002, the allowance for doubtful accounts was $3.5 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.


Revenue Recognition - Percentage Completion

     The Company uses estimates based on inputs to determine the percentage completion of its software and service implementation contracts and thus its revenue recognition. Under the percentage-of-completion method, sales and gross profit are recognized as the work is performed based on the relationship between costs incurred and the total estimated costs of completion. These estimates and contracts are reviewed regularly and are adjusted prospectively to reflect the Company's best estimate at the time. Provision for estimated losses on contracts are recorded when identifiable. The Company's assumptions used to form these estimates may be proven to be erroneous and materially different outcomes may result.


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


Intangible Assets

     As part of the Company's restructuring plan, during the year ended December 31, 2001 the Company determined that an impairment in the value of goodwill that resulted from the acquisition of Alliance Systems, Inc. had occurred. A valuation allowance was recorded of $1.6 million, equal to the remaining net book value. The Company also discontinued development of its e-Service Manager product line during the year. A valuation allowance of $0.2 million was recorded to remove the remaining net book value.


Investments and Advances

     During the year ended December 31, 2000 MDSI invested in or advanced funds to private companies, which the Company reviews periodically to determine if there has been a non-temporary decline in the market value of those investments and advances below the carrying value. The assessment of fair market value is made based on the market value trends of similar public companies, the current business performance of the companies in which MDSI has invested, and if available, the estimated future market potential of the companies. MDSI recorded an impairment of the investments in private companies and advances of $2.7 million during 2001. This resulted in a full allowance against the recorded costs of the investments and advances. During the year ended December 31, 2002 one of the Companies in which MDSI had made an $500,000 equity investment was liquidated, with no net proceeds being realized by MDSI. As a result MDSI has written off the investment of $500,000 against the valuation allowance set up during the year ended December 31, 2001.

Contingencies

     The Company is involved in a dispute with Citizens Telcom Services Co., L.L.C. The Company has filed suit against Citizens alleging that Citizens had breached a series of contracts, and failed to pay sums due. Citizens has filed an answer and counterclaim alleging the Company breached the contracts, entitling Citizens to repayment of all sums paid to the Company of approximately $3.5 million. In addition, Citizens' counterclaims allege fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens seeks all actual, special, incidental and consequential damages associated with these claims, in addition to punitive damages, interest and attorneys' fees. In March 2003, Citizens submitted an expert report estimating that Citizens had incurred approximately $6.1 million in damages due to lost productivity and direct costs, and that Citizens may be entitled to additional contractual penalties from the Company of approximately $1.1 million. The Company valued the receivable from Citizens at $2.7 million on its consolidated balance sheet as of December 31, 2002. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. The Company believes that any amounts that it is required to pay to Citizens would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to Citizens as a result of fraud or other intentional misconduct. Any judgment not in the Company's favor could materially affect the Company's financial condition, results of operations, business or liquidity. See "Business-Risk Factors-Litigation" and "Forward-Looking Statements".

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:


                                                                   Years ended December 31,
                                                          2002               2001               2000
                                                   -------------------  ----------------  ------------------
                                                                        (In thousands)
 Revenue:
    Software and services.....................          $  25,755         $  32,066           $  41,338
    Maintenance and support...................             10,500            10,187               8,888
    Third party products and services ........              2,480             2,453               1,774
                                                   -------------------  ----------------  ------------------
                                                           38,735            44,706              52,000
 Direct costs.................................             17,019            21,048              21,081
                                                   -------------------  ----------------  ------------------
 Gross profit.................................             21,716            23,658              30,919
                                                   -------------------  ----------------  ------------------
 Operating expenses:
    Research and development..................              5,506             7,258               8,236
    Sales and marketing.......................             12,382            10,859              12,206
    General and administrative................              6,237             6,075               6,447
    Restructuring charge......................                 --             6,106                  --
    Amortization and provision for valuation
       of intangible assets......................              --             1,824                 294
    Costs of merger...........................                 --                --               1,691
    Provision for doubtful accounts...........                 --             2,938                 985
                                                   -------------------  ----------------  ------------------
                                                           24,125            35,060              29,859
 Operating (loss) income......................             (2,409)          (11,402)              1,060
 Valuation allowance on investments...........                 --            (2,750)                 --
 Other income (expense) ......................                273               177                (441)
                                                   -------------------  ----------------  ------------------
 (Loss) income from continuing operations
 before tax provision.........................             (2,136)          (13,975)                619

 Recovery of (provision for) income taxes
 from continuing operations...................                600               521                (492)
                                                   -------------------  ----------------  ------------------
 (Loss) income for continuing operations                   (1,536)          (13,454)                127
                                                   -------------------  ----------------  ------------------
 Income (loss) from discontinued operations                   121              (653)               (681)
                                                   -------------------  ----------------  ------------------
 Net loss for the year........................          $  (1,415)        $ (14,107)          $    (554)
                                                   ===================  ================  ==================

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.


                                                                   Years ended December 31,
                                                          2002               2001                2000
                                                   -------------------  ----------------  ------------------
Revenue:
   Software and services.....................             66.6%               71.7%             79.5%
   Maintenance and support.....................           27.2                22.8              17.1
   Third party products and services...........            6.2                 5.5               3.4
                                                    ------------------  ----------------  -------------------
                                                         100.0               100.0             100.0
Direct costs...................................           43.9                47.1              40.5
                                                    ------------------  ----------------  -------------------
Gross profit...................................           56.1                52.9              59.5

Operating expenses:
   Research and development....................           14.2                16.2              15.9
   Sales and marketing.........................           32.0                24.3              23.5
   General and administrative..................           16.1                13.6              12.4
   Restructuring charge........................             --                13.6                --
   Amortization and provision for valuation of
      intangible assets........................             --                 4.1               0.6
   Costs of merger.............................             --                  --               3.2
   Provision for doubtful accounts.............             --                 6.6               1.9
                                                      ------------------  ----------------  -------------------
                                                          62.3                78.4              57.5

Operating (loss) income........................           (6.2)              (25.5)              2.0
Valuation allowance on investments.............             --                (6.2)               --
Other income (expense).........................            0.7                 0.4              (0.8)
                                                    ------------------  ----------------  -------------------
(Loss) income from continuing operations
before tax provision..........................            (5.5)              (31.3)              1.2

Recovery of (provision for) income taxes from
continuing operations..........................            1.5                 1.2              (1.0)
                                                    ------------------  ----------------  -------------------
(Loss) income from continuing operations.......           (4.0)              (30.1)              0.2
Income (loss) from discontinued operations.....            0.3                (1.5)             (1.3)
                                                    ------------------  ----------------  -------------------
Net loss for the year..........................           (3.7)%             (31.6)%            (1.1)%
                                                    ==================  ================  ===================


Year ended December 31, 2002 Compared to the Year ended December 31, 2001

     Revenue. Revenue decreased by $6.0 million (13.4%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease was primarily due to the decrease in the revenue earned from software and services, which was partially offset by an increase in the revenue earned from maintenance and support.

     Software and services revenue decreased by $6.3 million (19.7%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle regarding the purchase of software, and reduction of capital expenditures by customers. This delay and reduction in expenditure has caused fewer contracts to be worked on by the Company in the year ended December 31, 2002 as compared to the year ended December 30, 2001 and as a result has caused a reduction in revenue. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $10.5 million for the year ended December 31, 2002, compared to $10.2 million for the year ended December 31, 2001, an increase of 3.1%. The Company believes maintenance and support revenue will continue to increase as the Company's installed customer base increases. See "Forward-Looking Statements".

     Third party products and services revenue increased by $27,000 (1.1%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third party services at no margin, in connection with one particular contract, and therefore expects that future revenues from third party products and services will increase in the near term. For the year ended December 31, 2002 approximately $0.1 million of these third party services has been provided to date. See "Forward Looking Statements."

     Direct Costs. Direct costs were 43.9% of revenue for the year ended December 31, 2002, compared to 47.1% for the year ended December 31, 2001. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. As a result, the Company expects that future direct costs will increase as a percentage of revenue in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 56.1% of revenue for the year ended December 31, 2002, compared to 52.9% for the year ended December 31, 2001. The increase in gross margin as a percentage of revenue relates primarily to the increased efficiencies for the installations of Advantex r7. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that gross margins as a percentage of revenue will decrease in the near term. See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $5.5 million, or 14.2% of revenue, for the year ended December 31, 2002, compared to $7.3 million, or 16.2% of revenue, for the year ended December 31, 2001. The decrease in research and development expenses in 2002 is a result of research and development personnel being utililized on revenue producing projects in the current year, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development. The decrease is also the result of the Company's restructuring efforts, and the completion of a major development project in the first quarter of 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $12.4 million or 32.0% of revenue for the year ended December 31, 2002 and $10.9 million or 24.3% of revenue for the year ended December 31, 2001. Total sales and marketing expenses represents an increase of approximately $1.5 million as compared to the same period of 2001. The increase in expenditures in the current year was due to an increase in commission costs relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $6.2 million, or 16.1% of revenue, for the year ended December 31, 2002 and $6.1 million, or 13.6% of revenue, for the year ended December 31, 2001. General and administrative expenses remained relatively consistent with the comparative period as a result of a cost control effort initiated by the Company, offset by one-time severance costs expensed during the year. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Amortization and Provision for Valuation of Intangible Assets. The Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and other Intangible Assets" on a prospective basis at the beginning of fiscal 2002. As the Company had taken a full valuation allowance against the remaining value of intangible assets during the year ended December 31, 2001, Adoption of SFAS 142 on a prospective basis did not have a significant impact on the Company's financial statements. Amortization and impairment charges for intangible assets for the year ended December 31, 2001 were $1.8 million. The charge was a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the year ended, December 31, 2001 due to poor historical and forecasted performance in the acquired company's business. The impact of not amortizing goodwill on net (loss) income and net (loss) income per share for 2001 and 2000 is provided in Note 1 to the Consolidated Financial Statements.

     Provision for Doubtful Accounts. During the year ended December 31, 2002 the Company recovered approximately $0.6 million from a previously allowed for doubtful account. Also during the year ended December 31, 2002 the Company determined that an additional allowance of approximately $0.6 million was required due to significant uncertainty surrounding collection of a specific account. The net result is that there was no charge recorded in the provision for doubtful accounts for the year ended December 31, 2002. The Company included in its operating results for the year ended December 31, 2001, a provision for $2.9 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however due to uncertainty with regard to ultimate collection, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due.

     Valuation Allowance on Investments. No charge was recorded for valuation allowance on investments during the year ended December 31, 2002, as a valuation allowance equal to the remaining book value of investments was recorded during the year ended December 31, 2001. As part of its e-Business strategy the Company invested in or advanced funds to three private companies in 2000. As a result of significant uncertainty over the future realization of any return on investment or capital, the Company recorded a valuation allowance equal to the full cost of the investments during the year ended December 31, 2001.

     Other Income (expense). Other income was $0.3 million for the year ended December 31, 2002, compared to $0.2 million for the year ended December 31, 2001. Substantially all of other income (expense) relates to interest income on cash and short-term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

     Income Taxes. The Company provided for recovery of income taxes on losses for the year ended December 31, 2002 at the rate of 28.1%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2002.

     Income (loss) from Discontinued Operations. During the year ended December 31, 2002 the Company divested itself of its Hosting and IT services subsidiary Connectria Corporation ("Connectria"). As a result, Connectria's results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the year ended December 31, 2002 was $121,000 as compared to a loss of $(653,000) for the year ended December 31, 2001. The increase in the income from discontinued operations was due to strict cost control efforts implemented at Connectria in the current year, and the completion of the disposal of Connectria during the third quarter of 2002. Going forward, the Company expects no further financial statement impact from this disposition.

Year ended December 31, 2001 Compared to the Year ended December 31, 2000

     Revenue. Revenue decreased by $7.3 million (14.0%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in software and services revenues, partially offset by an increase in the revenue earned from third party products and services and maintenance and support.

     Software and services revenue decreased by $9.3 million (22.4%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The Company believes its software and service revenues were adversely impacted by customers postponing purchasing decisions. Customer delays in making purchasing decisions and reductions in expenditures resulted in fewer customer contracts and lower than anticipated revenues from the implementation of those customer contracts in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     Maintenance and support revenue was $10.2 million for the year ended December 31, 2001, compared to $8.9 million for the year ended December 31, 2000, an increase of 14.6%. Maintenance and support revenues increased primarily due to the increase in the level of the Company's installed customer base.

     Third party products and services revenue increased by $0.7 million (38.3%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The Company's revenue from deliveries of third party products and services fluctuates from period to period depending upon the timing of certain contracts and the rollout schedules that are established primarily by the customers.

     Direct Costs. Direct costs were 47.1% of revenue for the year ended December 31, 2001, compared to 40.5% for the year ended December 31, 2000. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in proportion of direct costs to revenue relates to the Company incurring a certain level of fixed costs. As a result of such fixed costs, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and services direct costs and the percentage of direct costs increased.

         Gross Margins. Gross margins were 52.9% of revenue for the year ended December 31, 2001, compared to 59.5% for the year ended December 31, 2000. Gross margins were impacted by the Company's fixed costs. As a result, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and service direct costs, and gross margins decreased.

     Research and Development. Research and development expenses were $7.3 million, or 16.2% of revenue, for the year ended December 31, 2001, compared to $8.2 million, or 15.8% of revenue, for the year ended December 31, 2000. The 11.9% decrease in research and development expenses in 2001 was a result of the substantial completion of the Company's new version of its Advantex software during the year ended December 31, 2000.

     Sales and Marketing. Sales and marketing expenses were $10.9 million or 24.3% of revenue for the year ended December 31, 2001 and $12.2 million or 23.5% of revenue for the year ended December 31, 2000. This represents a decrease of $1.3 million (11.0%) as compared to 2000. The decrease was due to the Company's restructuring and cost control efforts, which resulted in a decrease in discretionary spending pertaining to sales and marketing activities.

     General and Administrative. General and administrative expenses were $6.1 million, or 13.6% of revenue, for the year ended December 31, 2001 and $6.4 million, or 12.4% of revenue, for the year ended December 31, 2000. This decrease was due primarily to the Company's restructuring and discretionary spending controls instituted during the year ended December 31, 2001.

     Amortization and Provision for Valuation of Intangible Assets. Amortization and impairment charges for intangible assets for the year ended December 31, 2001 increased $1.5 million as compared to the year ended December 31, 2000. The increase in amortization is a result of a determination by the Company that an impairment in the value of goodwill acquired on the acquisition of Alliance Systems, Inc. had occurred during the year ended December 31, 2001. The Company determined that an impairment had occurred due to poor current and forecasted performance in the acquired company's business. As a result of this impairment, the Company wrote off the remaining goodwill of $1.6 million relating to the acquisition of Alliance Systems, Inc. during the year ended December 31, 2001. The Company also determined that there was an impairment in value regarding a web site domain name (eservice.com) during the year ended December 31, 2001. As a result of the Company not pursuing it's e-Service suite of products, the domain name's value was written down to zero which resulted in a $165,000 valuation allowance being recorded for the year ended December 31, 2001.

     Costs of merger. During the year ended December 31, 2000, the Company completed its acquisition of Connectria. This transaction has been accounted for under the pooling of interests method. During the year ended December 31, 2000, the Company incurred one-time acquisition costs of approximately $1.7 million.

     Provision for doubtful accounts. The Company has included in its operating results for the year ended December 31, 2001 a provision for $2.9 million and for the year ended December 31, 2000 a provision of $1.0 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however due to uncertainty with regard to these customers' financial conditions, and the ultimate amount that will be collected, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due.

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

     Other Income (expense). Other income (expense) was $0.2 million for the year ended December 31, 2001 compared to $(0.4) million for the year ended December 31, 2000. Substantially all of other income (expense) relates to interest income on cash and short-term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

     Income Taxes. The Company provided for income tax recoveries on losses for the year ended December 31, 2001 at the rate of 4.3%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2001.

     Income (loss) from Discontinued Operations. During the year ended December 31, 2002 the Company announced its intention to divest itself of its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, Connectria's results of operations for the current and comparative periods have been presented as Discontinued Operations. Loss from Discontinued Operations for the year ended December 31, 2001 of $0.7 million is relatively consistent with the loss of $0.7 million for the year ended December 31, 2000.

 Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2002, the Company had cash and cash equivalents of $11.0 million (2001 - $13.2 million) and working capital of $9.4 million (2001 - $11.9 million).

     Cash provided by (used in) operating activities was $2.3 million, $3.2 million and $(0.6) million, respectively, for the years ended December 31, 2002, 2001 and 2000. The $2.3 million of cash provided by operating activities in 2002 was comprised of $1.5 million net loss, non-cash charges of $2.5 million, and $1.3 million of changes to non-cash working capital items. The changes to working capital items include a $3.5 million decrease in trade receivables, a $1.0 million increase in unbilled receivables, a $0.3 million decrease in prepaid expenses, a $2.2 million decrease in accrued liabilities, a $0.1 million decrease in trade payables, a $1.0 million increase in taxes payable and a $0.2 million decrease in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project and has not completed specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

     The Company maintains as at December 31, 2002 a provision of $3.5 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

     The Company is currently involved in a dispute with a customer, and as a result had previously reclassified $3.7 million in accounts receivable as long term as the Company determined it is not likely to collect the amounts within one year. As part of its total $3.5 million dollar doubtful accounts provision, the Company has recorded an allowance of $1.0 million, against this receivable given the uncertain nature of collection. The Company is currently involved in litigation to collect the amounts due. The nature and amount of the Company's claims, the customer's counterclaims and recent developments in the litigation are described more fully under Item 3 of this Annual Report. Should the Company not be successful in its claims against the customer the Company may be required to take a $2.7 million dollar charge to earnings. Additionally, if the Company is required to refund monies collected under the contract, the Company may be required to take a further $3.5 million dollar charge to income to reflect this refund. If the customer is successful in any fraud, negligent misrepresentation, breach of express warranty or breach of implied warranties claims, the Company may be required to take an additional charge to earnings to the extent of the judgment. The Company believes that any amounts that it is required to pay to the customer would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to the customer as a result of fraud or other intentional misconduct. There is currently no provision in the Company's financial statements to address any refund or other payment to the customer as the Company views this to be an unlikely event. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. If the Company is not successful in the litigation, the Company's financial position, results of operations, business or liquidity could be materially adversely affected. See "Business-Risk Factors-Litigation" and "Forward-Looking Statements".

     Cash provided by (used in) financing activities was $(1.7) million, $(1.6) million and $4.9 million, respectively, during the years ended December 31, 2002, 2001 and 2000. The cash used in financing activities in 2002 comprised $2.0 million in repayments of capital leases and $0.3 million from the issuance of common shares.

     Cash used in investing activities was $2.2 million, $0.9 million, and $4.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000. Total investing activity in 2002 primarily consisted of $2.1 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities, and to support the growth of the Company's corporate information systems.

     Existing sources of liquidity at December 31, 2002 include $11.0 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 2002, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At December 31, 2002, the Company was not using this line of credit, other than to secure performance guarantees.

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

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. See "Forward Looking Statements". As at December 31, 2002 the Company had the following contractual obligations and commercial commitments:

   --------------------------------------------------------------------------------------------------
                                                Payments Due by Period
      Contractual         ---------------------------------------------------------------------------
      Obligations             Total        Less Than One      1-3 Years       4-5 Years      After 5
                                                Year                                          Years
   --------------------------------------------------------------------------------------------------
   Capital Lease          $ 4,390,957       $ 2,343,275      $ 2,047,682              --           --
     Obligations

   Operating Leases       $ 6,832,701       $ 1,144,771      $ 2,672,759     $ 2,082,469    $ 932,702

   Total Contractual      $11,223,658       $ 3,488,046      $ 4,720,441     $ 2,082,469    $ 932,702
     Obligations
   --------------------------------------------------------------------------------------------------


     In addition to these commercial commitments the Company has also provided, as performance bonds, an irrevocable revolving letter of credit in the amount of EUR 501,082 (USD $516,114) expiring May 31, 2003, and letters of credit in the amount of EUR 75,855 (USD $78,131) expiring February 28, 2003, $397,760 expiring May 1, 2003, and CAD $1,864,568 (USD $1,187,623) expiring October 1, 2003. The
Company has pledged an amount equal to the letters of credit as guarantees against its operating line of credit as security.

     The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is in the last stages of negotiating the terms and conditions that relate to this obligation. Based on current negotiations, the Company expects that it will be required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company expects that it will be required to furnish a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.


Derivative Financial Instruments

     The Company generates a significant portion of sales from sales to customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidiary and are typically denominated in either U.S.

dollars or Euros. The Company also incurs a significant portion of expenses outside the United States, principally in Canada and Europe, which are typically denominated in Canadian dollars, Euros or British pounds. The Company's international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company's financial results.

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31, 2002, and 2001 the Company had no foreign currency forward contracts outstanding.


Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures in 2002. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of December 31, 2002, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $3.4 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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


Item 8:  Financial Statements and Supplementary Data

     The financial statements listed under the heading "(a)1. Consolidated Financial Statements" of Item 15 herein, are included immediately following this page.

Report of Independent Auditors

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

     We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. as at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     On January 28, 2003, except for Note 9(c), as to which the date is March 27, 2003, we reported separately to the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc. on consolidated financial statements for the same periods prepared in accordance with generally accepted accounting principles in Canada.


/s/ Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia
January 28, 2003, except for Note 9(c), as to which the date is March 27, 2003

                         MDSI MOBILE DATA SOLUTIONS INC.
                           Consolidated Balance Sheets
                      (Expressed in United States dollars)





                                                                                           As at December 31,
                                                                                ------------------------------------
                                                                                     2002                   2001
                                                                                ------------           -------------
Assets
Current assets
        Cash and cash equivalents                                                $11,016,945            $13,176,080
        Accounts receivable, net
           Trade (net of allowance for doubtful accounts of $2,506,614;
             2001 - $3,587,303)                                                    6,705,088              9,229,663
           Unbilled                                                                5,347,993              4,331,924
        Prepaid expenses and other assets (note 8)                                 1,552,236              1,866,459
        Income taxes receivable                                                            -                366,506
                                                                                ------------           -------------
        Total current assets                                                      24,622,262             28,970,632

Capital assets, net (note 4)                                                       9,798,087              7,635,248

Long term receivable (note 9(c))                                                   2,749,860              3,749,860

Deferred income taxes (note 7)                                                       534,640                364,640
                                                                                ------------           -------------
                                                                                  37,704,849             40,720,380

Assets of discontinued operations (note 2)                                                 -              3,856,440
                                                                                ------------           -------------
Total assets                                                                     $37,704,849            $44,576,820
                                                                                ============           =============

Liabilities and stockholders' equity
Current liabilities

        Accounts payable                                                          $1,777,465             $1,961,656
        Accrued liabilities (note 13)                                              3,300,113              5,421,808
        Income taxes payable                                                         602,717                      -
        Deferred revenue                                                           7,503,613              7,685,068
        Current obligations under capital lease (note 9(a))                        2,073,906              1,984,018
                                                                                ------------           -------------
        Total current  liabilities                                                15,257,814             17,052,550

Obligations under capital leases (note 9(a))                                       1,913,538              1,301,996
                                                                                ------------           -------------
                                                                                  17,171,352             18,354,546

Liabilities of discontinued operations (note 2)                                            -              1,747,521
                                                                                ------------           -------------
Total liabilities                                                                 17,171,352             20,102,067
                                                                                ------------           -------------


Stockholders' equity
        Common stock (note 6)
          Authorized:
            Unlimited common shares with no par value
        Issued:  8,176,431 shares; 2001: 8,676,020 shares                         44,208,511             48,519,060
        Additional paid-up capital                                                 2,222,128                522,621
        Treasury stock nil; (2001:13,745 shares)                                           -                (85,043)
        Accumulated other comprehensive (loss)                                      (690,104)              (690,104)
        Deficit                                                                  (25,207,038)           (23,791,781)
                                                                                ------------           -------------
                                                                                  20,533,497             24,474,753
                                                                                ------------           -------------
Total liabilities and stockholders' equity                                       $37,704,849            $44,576,820
                                                                                ============           =============


Commitments and contingencies (note 9)




         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Operations
                      (Expressed in United States dollars)


                                                                                           Years ended December 31,
                                                                             ------------------------------------------------------
                                                                                 2002                  2001                 2000
                                                                             ------------         -------------        ------------
Revenue
      Software and services                                                  $25,754,805           $32,065,559          $41,338,221
      Maintenance and support                                                 10,500,287            10,186,907            8,887,738
      Third party products and services                                        2,480,368             2,453,137            1,774,031
                                                                             ------------         -------------        ------------
                                                                              38,735,460            44,705,603           51,999,990
                                                                             ------------         -------------        ------------
Direct costs                                                                  17,019,346            21,047,146           21,080,654
                                                                             ------------         -------------        ------------
Gross profit                                                                  21,716,114            23,658,457           30,919,336
                                                                             ------------         -------------        ------------
Operating expenses
      Research and development                                                 5,505,810             7,258,396            8,235,472
      Sales and marketing                                                     12,381,679            10,858,596           12,206,265
      General and administrative                                               6,237,194             6,075,396            6,447,135
      Restructuring charge (note 13)                                                   -             6,105,927                    -
      Amortization and provision
      for valuation of intangible assets (note 5)                                      -             1,824,058              294,247
      Costs of merger                                                                  -                     -            1,691,028
      Provision for doubtful accounts                                                  -             2,938,195              985,000
                                                                             ------------         -------------        ------------
                                                                              24,124,683            35,060,568           29,859,147
                                                                             ------------         -------------        ------------
Operating (loss) income                                                       (2,408,569)          (11,402,111)           1,060,189

Valuation allowance on investments (note 3)                                            -            (2,749,992)                   -

Other income (expense)                                                           272,988               177,200             (441,483)
                                                                             ------------         -------------        ------------
(Loss) income from continuing operations before tax provision                 (2,135,581)          (13,974,903)             618,706

Recovery of (Provision for) income taxes from
continuing operations (note 7)                                                   599,293               521,375             (491,505)
                                                                             ------------         -------------        ------------
(Loss) income from continuing operations                                      (1,536,288)          (13,453,528)             127,201

Income (loss) from discontinued operations (note 2)                              121,031              (653,165)            (681,601)
                                                                             ------------         -------------        ------------
Net loss for the year                                                        ($1,415,257)         ($14,106,693)           ($554,400)
                                                                             ============         =============        ============
(Loss) earnings per common share
      (Loss) earnings from continuing operations
       Basic                                                                      ($0.18)               ($1.56)               $0.01
                                                                             ============         =============        ============
       Diluted                                                                    ($0.18)               ($1.56)               $0.01
                                                                             ============         =============        ============
      Net loss
       Basic                                                                      ($0.17)               ($1.64)              ($0.07)
                                                                             ============         =============        ============
       Diluted                                                                    ($0.17)               ($1.64)              ($0.07)
                                                                             ============         =============        ============



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Consolidated Statements of Stockholders' Equity
                      (Expressed in United States dollars)




                                                                                       Accumulated
                                      Common Stock          Additional                    Other
                               --------------------------      Paid        Treasury    Comprehensive
                                 Shares          Amount     Up Capital       Stock         Loss            Deficit          Total
                               ----------     -----------   -----------    ---------     ----------     ------------     ----------
Balance, January 1, 2000       8,226,596      44,961,759       220,700      (85,043)     (429,438)       (9,130,688)     35,537,290

  Issued on exercise of
  stock options                  369,236       3,268,972            --           --            --                --       3,268,972

  Issued under stock
  purchase plan (Note 6(b))       16,621         185,771            --           --            --                --         185,771

  Change in foreign
  exchange fluctuations               --              --            --           --      (260,666)               --        (260,666)

  Net loss for the year               --              --            --           --            --          (554,400)       (554,400)
                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 2000     8,612,453      48,416,502       220,700      (85,043)     (690,104)       (9,685,088)     38,176,967

  Issued on exercise of           63,567         102,558            --           --            --                --         102,558
  stock options
  Stock based compensation
  charge                              --              --       301,921           --            --                --         301,921
  Net loss for the year               --              --            --           --            --       (14,106,693)    (14,106,693)

                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2001     8,676,020     $48,519,060    $  522,621     $(85,043)    $(690,104)     $(23,791,781)    $24,474,753

  Issued on exercise of
  stock options                  253,181          65,366            --           --            --                --          65,366
  Issued under stock
  purchase plan (Note 6(b))       85,405         212,614            --           --            --                --         212,614
  Redemption of shares
  during year on
  divestiture of
  subsidiary (Note 2)           (824,700)     (4,515,766)    1,711,787           --            --                --      (2,803,979)
  Redemption of treasury
  shares                         (13,475)        (72,763)      (12,280)      85,043            --                --              --
  Net loss for the year               --              --            --           --            --        (1,415,257)     (1,415,257)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2002     8,176,431     $44,208,511    $2,222,128     $     --     $(690,104)     $(25,207,038)    $20,533,497
====================================================================================================================================



        See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)



                                                                                            Years ended December 31,
                                                                          ----------------------------------------------------------
                                                                                  2002                2001                  2000
                                                                            ---------------      ---------------      --------------
Cash flows from operating activities
  Net (loss) income from continuing operations for the year                 $  (1,536,288)       $ (13,453,528)         $   127,201
  Items not affecting cash:
   Depreciation, amortization and provision for valuation of                    2,706,987            4,502,772            2,551,927
   intangible assets
   Write down in value of surplus capital assets                                        -              563,780                    -
   Valuation allowance on investments                                                   -            2,749,992                    -
   Deferred income taxes                                                         (170,000)             (17,290)             230,077
   Stock based compensation charge                                                      -              301,921                    -
   Changes in non-cash operating working capital items (Note 11)                1,304,612            8,558,044           (3,498,577)
                                                                            ---------------      ---------------      --------------
  Net cash provided by (used in) operating activities                           2,305,311            3,205,691             (589,372)
                                                                            ---------------      ---------------      --------------
Cash flows from financing activities
  Issuance of common shares                                                       277,980              102,558            3,454,743
  Proceeds from (repayment of) capital leases                                  (1,989,664)          (1,727,326)           1,413,858
                                                                            ---------------      ---------------      --------------
  Net cash (used in) provided by financing activities                          (1,711,684)          (1,624,768)           4,868,601
                                                                            ---------------      ---------------      --------------
Cash flows from investing activities
  Repayment of lease receivable                                                         -              133,724              386,860
  Acquisition of investments                                                            -                    -           (2,748,029)
  Proceeds on sale of investments                                                       -              331,458            3,807,039
  Acquisition of intangible asset                                                       -                    -             (220,000)
  Acquisition of capital assets                                                (2,178,732)          (1,346,279)          (5,393,504)
                                                                            ---------------      ---------------      --------------
  Net cash used in investing activities                                        (2,178,732)            (881,097)          (4,167,634)
                                                                            ---------------      ---------------      --------------

Net cash (used in) provided by continuing operations                           (1,585,105)             699,826              111,595

Net cash used in discontinued operations (note 2)                                (574,030)            (388,727)          (1,735,988)
                                                                            ---------------      ---------------      --------------
Net cash (outflow) inflow                                                      (2,159,135)             311,099           (1,624,393)

Effects of foreign exchange fluctuations on cash                                        -                    -             (260,666)

Cash and cash equivalents, beginning of year                                   13,176,080           12,864,981           14,750,040
                                                                            ---------------      ---------------      --------------
Cash and cash equivalents, end of year                                      $  11,016,945        $  13,176,080         $ 12,864,981
                                                                            ===============      ===============      ==============

Supplemental disclosure of cash flow information

  Cash payments for interest                                                $     174,619        $     387,773         $    148,798
                                                                            ===============      ===============      ==============
  Cash (refund) payment for taxes                                           $  (1,320,664)       $     326,694         $  2,110,283
                                                                            ===============      ===============      ==============




         See accompanying notes to the consolidated financial statements

                        MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)



SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     During the year ended December 31, 2002 MDSI completed an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria). Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater.

     During the year ended December 31, 2002 the Company entered into two capital lease arrangements for the gross amount of $2,922,078 for newly purchased capital assets. As a result of these arrangements the Company did not incur cash outlays to purchase these assets but will pay lease obligations with interest accruing at interest rates of up to 9.5% over terms of up to three years. Since these asset purchases in 2002 are non cash transactions, the gross amount of the leases have been excluded from both the Acquisition of Capital Assets and Proceeds from Capital Leases line items, and instead only the principal portion of repayments in 2002 of $230,984 have been included in these line items. In future periods, as additional principal repayments are made under these capital leases those amounts will be included in the Cash Flow Statement in order to properly reflect the cash flows during the period.






         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


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

          In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT services business segment Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. As a result of this transaction, the consolidated financial statements and related footnotes have been restated to present the results of the business as discontinued operations (Note 2).

     (b)  Nature of operations

          The Company develops, markets and supports workforce management software solutions for use in the mobile service industry. Prior to the disposition of Connectria (Note 2), the Company was also a provider of managed application services.

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

     (d)  Revenue recognition

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20 "Accounting Changes." The Company adopted SAB 101 for the Company's year ended December 31, 2000. Based on the Company's interpretation of SAB 101, the Company believes its revenue recognition policies are consistent with SAB 101 and as a result there has been no material impact on the Company's financial position or results of operations.

          Statement of Position 97-2 (Software Revenue Recognition) (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by the Statement of Position 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition) (SOP 98-4) and Statement of Position 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions) (SOP 98-9). The Company adopted SOP 97-2 effective for the

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Revenue recognition

          Company's year ended December 31, 1998. Based upon our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4, and SOP 98-9.

          The Company's revenue is derived primarily from the following sources:

          (i)       Software and services

                    Revenue related to software and services, including software licenses, is generally recognized on a percentage of completion basis, representing costs incurred relative to total estimated costs. These estimates and contracts are reviewed regularly and are adjusted prospectively to reflect the Company's best estimate at the time. Where the Company has contracted to deliver software without significant production, modification or customization required, revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the fee is fixed and determinable, vendor specific objective evidence exists to allocate the total fee to elements of the arrangement and there is reasonable assurance of collection. Provisions for estimated losses on contracts are recorded when identifiable.

          (ii)      Maintenance and support

                    Revenue related to maintenance agreements for supporting and maintaining the Company's products are recognized rateably over the term of the agreement, which is generally one to three years.

          (iii)     Third party products and services

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

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  Intangible Assets

          Intangible assets previously consisted of goodwill arising on the acquisition of Alliance Systems Inc., and the purchase of a commercial web-site domain name and were previously amortized on a straight line basis over ten and five years respectively. All intangible assets were written off during the year ended December 31, 2001 (note 5).

          In July  2001,  the FASB  issued  Statement  of  Financial  Accounting
          Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As a result of the Company's decision to write-off goodwill during the year ended December 31, 2001, the adoption of SFAS 142 on a prospective basis did not have a significant impact on the Company's financial statements.

          The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002. Net loss and net loss per share adjusted to exclude goodwill and other intangible assets that would not have been subject to amortization for 2002, 2001 and 2000 are as follows:


                                                                              Year ended December 31,
                                                             -----------------------------------------------------
                                                                 2002                2001                 2000
                                                             -------------       -------------       -------------
          Net loss for the year as reported                   $(1,415,257)       $(14,106,693)          $(554,400)
          Adjustments
               Amortization of goodwill                                 -             989,693            (272,247)
               Amortization of other intangible assets                  -              22,000             (22,000)
                                                             -------------       -------------       -------------
          Adjusted net loss                                   $(1,415,257)       $(15,118,386)          $(260,153)
                                                             =============       =============       ==============

          Basic and diluted net loss per share, as            $     (0.17)       $      (1.64)          $   (0.07)
            reported
          Basic and diluted net loss per share, as            $     (0.17)       $      (1.75)          $   (0.03)
            adjusted

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)



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

          Comprehensive income for the period can be summarized as follows:

                                                                        Year ended December 31,
                                                      ------------------------------------------------------
                                                          2002                2001                 2000
                                                      --------------      --------------      --------------
          Net loss for the year                        $(1,415,257)        $(14,106,693)           $(554,400)

          Other Comprehensive items
              - Translation adjustment                            -                    -            (260,666)
                                                      --------------      --------------      --------------
          Comprehensive net income for the year        $(1,415,257)        $(14,106,693)           $(815,066)
                                                      ==============      ==============      ===============


          Functional currency

          As at June 1, 2000 the Company and its subsidiaries adopted the United States dollar as their primary currency of measurement. The change in the Company's currency of measurement was made due to the Company incurring an increasing amount of United States dollar denominated expenditures as a percentage of overall expenditures and an increase in the generation of cash flows from sales in United States dollars.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


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

          A reconciliation of net (loss) per common share from continuing operations and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2002, 2001 and 2000 is as follows:

                                                       Net (Loss)                                  (Loss) Earnings
                                                 Income from Continuing          Shares             Per Share from
                                                 Operations (Numerator)       (Denominator)     continuing operations
                                             -------------------------------------------------------------------------
          2002
          ----
          Basic                                    $   (1,536,288)              8,480,866             $   (0.17)
          Effect of stock options                                                       -                     -
                                              ------------------------------------------------------------------------
          Diluted                                  $   (1,536,288)              8,480,866             $   (0.17)
                                             =========================================================================

          2001
          ----
          Basic                                    $  (13,453,528)              8,623,296             $   (1.56)
          Effect of stock options                                                       -                     -
                                             -------------------------------------------------------------------------
          Diluted                                  $  (13,453,528)              8,623,296             $   (1.56)
                                             =========================================================================

          2000
          ----
          Basic                                    $      127,201               8,526,723             $    0.01
          Effect of stock options                                               1,672,116                     -
                                             -------------------------------------------------------------------------
          Diluted                                  $      127,201              10,198,839              $   0.01
                                             =========================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  Earnings (loss) per common share (continued)

          Options and warrants to purchase 1,291,181, 2,056,361, and 641,828 shares of common stock were outstanding during fiscal 2002, 2001 and 2000 respectively, but were not included in the computation of diluted EPS because of the net loss in fiscal 2002, 2001 and 2000, or because the options' exercise prices were greater than the average market prices of the common stock, and therefore, their effect would be antidilutive.

     (k)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, accrual for restructuring charges, amortization, determination of net recoverable value of assets, revenue recognized on long-term contracts, taxes and contingencies. Actual results could differ from those estimates.

     (l)  Derivatives

          From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. Related costs are realized as the forward contracts are settled. As at December 31, 2002 and December 31, 2001 the Company had no forward transactions open.

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


                                                                     2002                2001                2000
                                                                 -------------       -------------       -------------
          Net loss for the year                                   $(1,952,390)       $(16,189,425)        $(6,521,603)
                                                                 -------------       -------------       -------------
          Basic and fully diluted loss per common share                $(0.23)             $(1.87)             $(0.76)
                                                                 =============       ==============      ==============


          Using the fair value method for stock-based compensation, additional compensation costs of approximately $537,133 would have been recorded for the year ended December 31, 2002 (2001 - $2,082,732 and 2000 -
          $5,967,203 respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years (2001 - 3 years; 2000 - 3 years), average life of the option of 5 years (2001 - 5 years; 2000 5 years) a weighted average annualized volatility of the Company's share price of 73% (2001 - 96% and 2000 - 81% respectively) and a weighted average annualized risk free interest rate at 2.7% (2001 3.7% and 2000 - 7.00% respectively).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


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

     (n)  Comprehensive income

          The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other than comprehensive income resulting from changes in reporting currency (note 1 (g)) the Company had no other source of comprehensive income. Tax effects of other comprehensive income or loss are not considered material for any period.

     (o)  Segmented information

          SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," established new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. In accordance with SFAS 131 the Company has determined that it has one reportable segment, Field Service and has reported in accordance with SFAS 131 in note 10.

     (p)  Accounting for derivative instruments and hedging activities

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
          133), and the corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (SFAS 138). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) ("OCI") and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss). The adoption of this statement has not had a significant effect on the Company's financial position or results of operations.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (q)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

     (r)  Product Warranties

          The company generally provides a limited warranty of ninety days on its products and holds back a portion of revenue as deferred revenue based on its experience. The deferred revenue is then recognized ratably over the warranty period. Reconciliation of the deferred product warranty revenue held back for the years ended December 31, 2002 and 2001 is as follows:

                                                                      December 31,
                                                                 2002              2001
                                                              ----------------------------
          Beginning Balance                                    $ 511,351       $1,145,758
          Revenue holdback for new warranties issued             607,488          172,800
          Reduction for warranty obligations satisfied          (612,745)        (807,207)
                                                              ----------------------------
          Total deferred warranty revenue                     $  506,094       $  511,351
                                                              ============================


     (s)  Recent accounting pronouncements

          In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. As SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002, adoption of this statement will not impact the Company's financial statements for fiscal 2002 but will affect the accounting and recognition of any future restructuring costs.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure provisions of FIN 45 are effective for financial statements for both interim and annual periods ending after December 15, 2002 (see note
          9). The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the effects of FIN 45; however, it does not expect that the adoption will have a material impact on the Company's results of operations or financial position.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (r)  Recent accounting pronouncements (continued)

          In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation
          - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's 2002 fiscal year. Adoption of this statement will affect the frequency of the Company's disclosure, but will not impact the Company's results of operation or financial position until the Company changes to the fair value method of accounting for stock-based employee compensation. (See note 1 (m)).


2.   DISCONTINUED OPERATIONS

     Connectria Corporation

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. The Company recognized a gain of $12,419 on the disposal of Connectria. Connectria represented a significant segment of the Company's business.


     Transportation Business Unit

     In February 1999, the Company's Board of Directors approved a plan for the sale of the Transportation Business Unit, which developed mobile workforce software for the taxi, courier and roadside recovery markets. The disposition was completed June 24, effective June 1, 1999, for proceeds of $3,839,267. The proceeds comprised common shares representing an 11% interest in Digital Dispatch Systems Inc., a supplier of dispatch systems to the taxi market, and an 8%, $331,455 ($500,000 CAD) promissory note due January 1, 2001.

     Certain contracts of the Transportation Business Unit were retained for completion during the year 2000. During the year ended December 31, 2000 the Company recorded an additional $395,022 charge in order to account for additional costs to complete the retained contracts, and the loss realized on sale of shares in Digital Dispatch Systems Inc., taken as consideration on sale of the Company's Transportation Business Unit.

     During the year ended December 31, 2001 all outstanding assets and liabilities of the Transportation Business Unit were settled with no further charge to earnings.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


2.   DISCONTINUED OPERATIONS (Continued)

     These businesses are accounted for as discontinued operations and for reporting purposes the results of operations, financial position and cash flow are segregated from those of continuing operations for the current and prior periods. The Company has included in the results of the discontinued operations, the sale proceeds, the costs of disposition, the results of operations from the measurement date to the disposal date and an estimate of the costs to complete the remaining contracts.

     Summarized financial information of the discontinued operations is as follows:


                                                          December 31, 2002    December 31, 2001    December 31, 2000
                                                        --------------------------------------------------------------
      Revenues from discontinued operations
      (after applicable income taxes of $ - nil)            $ 5,058,101           $13,414,690           $ 9,543,489

      Income (loss) before income taxes                         108,612             (653,165)              (286,579)
                                                        --------------------  --------------------   ----------------
      Operating income (loss) to measurement date               108,612             (653,165)              (286,579)
      Estimated income (loss) on disposal
      (net of income taxes of 2002 - $5,322;
      2000 - nil)                                                12,419                     -              (395,022)
                                                        --------------------  --------------------   ----------------
      Income (loss) from discontinued operations            $   121,031           $ (653,165)           $  (681,601)
                                                        ====================  =====================  ================


      Net assets of discontinued operations


                                                      December 31, 2002     December 31, 2001
                                                   -------------------------------------------
      Current assets                                    $       -            $   2,242,633
      Long term assets                                          -                1,613,807
                                                   -------------------     -------------------
      Total assets of discontinued operations                   -                3,856,440
                                                   -------------------     -------------------
      Current liabilities                                       -                1,426,638
      Long term liabilities                                     -                  320,883
                                                   -------------------     -------------------
      Total liabilities of discontinued operations      $       -            $   1,747,521
                                                   ===================     ===================


     Cash flow of discontinued operations



                                                          December 31, 2002    December 31, 2001    December 31, 2000
                                                          -----------------    -----------------    ------------------
      Operating activities                                   $ 2,491,158          $   758,508        $    (841,474)
      Investing activities                                       (43,775)            (807,710)          (1,792,799)
      Financing activities                                    (3,021,413)            (339,525)             898,285
                                                          -----------------    -----------------    ------------------
      Cash (used in) provided by discontinued
      operations                                             $  (574,030)         $  (388,727)       $  (1,735,988)
                                                          =================    =================    ==================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


3.   INVESTMENTS AND ADVANCES

                                                        2002             2001
                                                  -------------    -------------

    Investment in private companies, at cost         2,000,000        2,499,992
    Other advances                                     500,000          500,000
    Less:  Valuation allowance                      (2,500,000)      (2,999,992)
                                                  -------------    -------------
    Total Investments                              $         -      $         -
                                                  =============    =============



     During the year ended December 31, 2000 the Company made equity investments of $2,499,992 in two private companies and made advances to a third Company of $500,000. These investments do not represent significant influence in the companies and at December 31, 2000 were valued at cost which was the valuation as at the latest round of financing.

     As a result of significant uncertainty over the future realization of any return on investment or advances, the Company has recorded a valuation allowance equal to the full cost of the investments and advances during the year ended December 31, 2001.

     During the year ended December 31, 2002 one of the Companies in which MDSI had made a $500,000 equity investment was liquidated, with no net proceeds being realized by MDSI. As a result MDSI has written off the investment of $500,000 against the valuation allowance set up during the year ended December 31, 2001.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


4.   CAPITAL ASSETS

                                                   2002                2001
                                              --------------     --------------
     Computer hardware and software           $  15,830,618       $  11,403,557
     Furniture and fixtures                       2,532,807           2,440,006
     Leasehold improvements                         918,920             568,956
     Vehicles                                        50,905              50,905
                                              --------------     --------------
                                                 19,333,250          14,463,424
     Less:  accumulated amortization             (9,535,163)         (6,828,176)
                                              --------------     --------------
                                              $   9,798,087       $   7,635,248
                                              ==============     ===============


     As at December 31, 2002 the Company has entered into capital lease arrangements for computer hardware in the amount of $7,218,355 (2001 - $6,261,660) and recorded accumulated amortization of $2,489,013 (2001 -$2,656,071) relating to these assets (note 9(a)).

5.   INTANGIBLE ASSETS


                                                                             2002               2001
                                                                        --------------      --------------
     Goodwill                                                           $  2,615,751         $  2,615,751
     Commercial web site domain name                                         220,000              220,000
     Less:  accumulated amortization and provision
         for valuation                                                    (2,835,751)          (2,835,751)
                                                                        --------------      --------------
                                                                        $          -         $          -
                                                                        ==============      ==============


     In connection with the Company's announced restructuring (note 13), the Company determined that an impairment in the value of Goodwill that arose on acquisition of Alliance Systems Inc., had occurred during the year ended December 31, 2001. The Company determined an impairment had occurred due to poor current and forecasted performance in the acquired Company's business. As a result of this impairment the Company has taken a valuation allowance of $1,558,578 which was equal to the remaining net book value of the Goodwill.

     During the year ended December 31, 2001 the Company announced that it would not direct future resources to develop its e-Service Manager product line. As a result the Company has taken a valuation allowance of $165,000 which was equal to the remaining value of the commercial web site domain name purchased to support the e-Service Manager product.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


6.   STOCKHOLDERS' EQUITY

     (a)  Stock options

          The Company adopted its Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value of the common shares at the time the options are granted. The options typically vest over a three year period and the term of the option is typically five years. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 2,400,000 common shares. Upon acquisition of Connectria the Company assumed certain obligations under the Connectria Stock Option Plan, and all future option issuances will occur under the MDSI Plan. As a result of the divestiture of Connectria (note 2) all outstanding options under the Connectria plan were cancelled during 2002. The resulting position of the two Stock Option plans is as follows:

                                                  Connectria Plan        MDSI Plan         Total         Weighted
                                                    Number of            Number of       Number of       Average
                                                      Shares               Shares          Shares         Price
                                                  ------------------------------------------------------------------
           Outstanding at December 31, 1999          548,057             1,898,534       2,446,591       $    9.49

             Granted                                  34,980               430,554         465,534           16.08
             Exercised                               (48,791)             (235,899)       (284,690)           8.64
             Cancelled                                     -              (313,491)       (313,491)          12.08
                                                  ------------------------------------------------------------------
           Outstanding at December 31, 2000          534,246             1,779,698       2,313,944       $   10.32

             Granted                                       -               711,765         711,765            4.18
             Exercised                               (54,123)               (9,444)        (63,567)           1.61
             Cancelled                               (52,980)             (852,801)       (905,781)          14.50
                                                  ------------------------------------------------------------------
           Outstanding at December 31, 2001          427,143             1,629,218       2,056,361       $    6.62

             Granted                                       -               249,000         249,000            3.48
             Exercised                              (253,077)                 (104)       (253,181)           0.26
             Cancelled                              (174,066)             (586,933)       (760,999)           7.13
                                                  ------------------------------------------------------------------
           Outstanding at December 31, 2002                -             1,291,181       1,291,181            6.96
                                                  ==================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


6.   STOCKHOLDERS' EQUITY (Continued)

     The following table summarizes information concerning options outstanding at December 31, 2002:


                                 Options Outstanding                      Options Exercisable
                             -----------------------------             ---------------------------
                              Weighted
                                Number        Average                     Number
                              Outstanding    Remaining     Weighted     Exercisable    Weighted
                                 as of      Contractual     Average        as of        Average
        Range of               December         Life       Exercise      December      Exercise
     Exercise Prices           31, 2002       (months)       Price       31, 2002        Price
     ---------------         -----------    ------------   ---------   ------------  ------------
        $0-$6.75                778,249         40.7        $  3.89       448,434       $  4.16
      $6.80-$13.35              466,298         19.7          11.02       431,078         10.99
      $13.40-$20.00              34,634         15.6          15.04        34,509         15.04
      $20.05-$36.20              12,000         30.1          25.48        12,000         25.48
                             -----------    ------------   ---------   ------------  ------------
                              1,291,181         32.3        $  6.96       926,021       $  8.02
                             ===========    ============   =========   ============  ============


     At December 31, 2001 and 2000 under the combined MDSI and Connectria option plans, 1,304,959 and 1,441,280 options were exercisable at a weighted average exercise price of $6.73 and $8.31, respectively.

     (b)  Stock purchase plan

          The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $10,000 CDN for each employee per year. The subscription price of common shares purchased under the 2002 Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. During the year ended December 31, 2002, 85,405 (2001 - nil; 2000 - 16,621) common shares were issued under the 2000 Stock Purchase Plan, a predecessor to the current plan.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


6.   STOCKHOLDERS' EQUITY (Continued)

     (c)  Shareholder rights plan

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

7.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                     2002                 2001                  2000
                                                                --------------       --------------        --------------
          Current:
            Canada                                               $       -             $        -           $    49,500
            Foreign                                                429,293                504,085              (310,928)
                                                                --------------       --------------        --------------
              Total current recovery of (provision for)
                income taxes from continuing operations            429,293                504,085              (261,428)
                                                                --------------       --------------        --------------
          Deferred:
            Canada                                                       -                      -                92,870
            Foreign                                                170,000                 17,290              (322,947)
                                                                --------------       --------------        --------------
             Total deferred  (recovery of) provision for
                income taxes from continuing operations            170,000                 17,290              (230,077)
                                                                --------------       --------------        --------------
          Recovery of (provision for) income taxes  from
                  continuing operations                          $ 599,293             $  521,375           $  (491,505)
                                                                ==============       ==============        ==============


          The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the (loss) income from continuing operations before tax provision due to the following:


                                                                     2002                 2001                  2000
                                                                --------------       --------------        --------------
          Statutory tax rate                                           39.6%                 44.6%                 45.6%

          Recovery of (provision for) income taxes from
            continuing operations computed at statutory
            rate                                                 $  845,690           $ 6,232,807            $ (282,130)
          Tax losses and (benefits) not recognized in the
            period that the benefit arose                          (759,708)           (5,937,925)             (684,949)
          Lower effective rate on earnings of foreign
            subsidiaries                                            158,652             1,286,297               871,970
          Amortization and write-down of intangible assets
            not deductible for tax                                  393,202              (813,529)             (127,333)
          Other                                                     (38,543)             (246,275)             (269,063)
                                                                  ----------------- ------------------  -----------------
          Recovery of (provision for) income taxes from
                  continuing operations                          $  599,293           $   521,375            $ (491,505)
                                                                  ================= ==================  =================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


7.   INCOME TAXES (continued)

     The principal components of the deferred portion of the provision for income taxes are as follows:


                                                                 2002                2001                  2000
                                                            ---------------     ---------------      ---------------
      Depreciation                                            $ 1,482,694         $   807,765         $   (349,067)
      Deferred revenue                                           (224,433)            756,867              969,689
      Operating loss carry forwards                                     -                   -             (361,160)
      Other                                                    (1,088,261)         (1,547,342)            (489,539)
                                                            ---------------     ---------------      ---------------
      Total deferred provision for income taxes               $   170,000         $    17,290         $   (230,077)
                                                            ===============     ===============      ================


     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                                                                 2002                 2001
                                                            --------------      --------------
     Operating loss carry forwards                           $  3,789,394        $ 3,905,312
     Deferred revenue                                           1,029,846          1,254,279
     Capital assets & intangibles                               2,093,368            341,323
     Reserves and accrued expenses                              2,579,456          2,770,950
     Other                                                        375,530            241,456
                                                            --------------      --------------
                                                                9,867,594          8,513,320
     Less: Valuation allowance                                 (9,332,954)        (8,148,680)
                                                            --------------      --------------
     Net non current deferred tax asset                      $    534,640         $  364,640
                                                            ==============      ==============


     At December 31, 2002, the Company has the following loss carry-forwards available for tax purposes:

     Country                          Amount               Expiry
     -------                          ------               ------
     Canada                         $4,700,000         2005 through 2009

     US                             $4,400,000         2021 through 2022

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


8.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees expensed during the year ended December 31, 2002 of $ nil (2001 - $280,000; 2000 - $45,000) paid to companies controlled by two former directors of MDSI.

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company (note 2). The Company advanced Connectria $500,000, consisting of a promissory note in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. As at December 31, 2002 the promissory note of $250,000 and a remaining amount of prepaid hosting services of approximately $45,000 were included as part of prepaid expenses and other assets.

9.   COMMITMENTS AND CONTINGENCIES

     (a)  Capital and operating leases

          At December  31,  2002,  future  minimum  payments  under  capital and
          non-cancelable   operating   leases  for  office  space  and  computer
          equipment are as follows:


                                                                        Capital             Operating
                                                                         Leases               Leases
                                                                    ---------------      ----------------
          2003                                                      $   2,343,275        $   1,144,771
          2004                                                          1,186,574            1,655,266
          2005                                                            861,108            1,017,493
          2006                                                                  -            1,064,976
          2007                                                                  -            1,017,493
          Therafter                                                             -              932,702
                                                                    ---------------      ----------------
          Total minimum lease payments                                  4,390,957        $   6,832,701
                                                                                         ================
          Less: amount representing interest                             (403,513)
                                                                    --------------
          Present value of net minimum lease payments                   3,987,444
          Less: current portion of capital lease obligations           (2,073,906)
                                                                    --------------
          Long term portion of capital lease obligations            $   1,913,538
                                                                   ===============


          Rent expense for the year ended December 31, 2002 in respect of operating leases for office space was $1,139,352 (2001 - $1,662,337; 2000 - $2,047,294).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     (b)  Line and letters of credit

          The Company has an operating line of credit with a Canadian commercial bank to borrow up to $10,000,000 CDN (2001 - $10,000,000 CDN), which bears interest at prime plus 0.5%. As at December 31, 2002, the Company was not, except as noted below, utilizing the operating line of credit.

          The Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of EUR 501,082 (USD $516,114) expiring May 31, 2003, and letters of credit in the amount of EUR 75,855 (USD $78,131) expiring February 28, 2003, $397,760 expiring May
          1, 2003, and CAD $1,864,568 (USD $1,187,623) expiring October 1, 2003.
          The Company has pledged an amount equal to the letters of credit against its operating line of credit as security.

     (c)  Contingency

          The Company is involved in a dispute with a customer. The Company has filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due of approximately $3.7 million. The suit seeks payment of the contract balance, plus other damages, interest and attorneys' fees. The customer has filed an answer and counterclaim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. In addition, the customer counterclaims allege fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. The customer seeks all actual, special, incidental and consequential damages associated with these claims of approximately $7.2 million, in addition to punitive damages, interest and attorneys' fees. The Company expects that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of approximately $3.7 million as a long term receivable. Due to the uncertain nature of the receivable the Company has recorded an allowance of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any refund or other payment to the customer as the Company views this to be an unlikely event. On March 5, 2003, the court granted the customer motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that the customer breached the professional services agreement by wrongfully terminating the agreement. The Company has tendered defense of the customers claim to Chubb Insurance Company. Chubb has accepted defense of the claim under a reservation of rights. The Company believes that any amounts that it is required to pay to the customer would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to the customer as a result of fraud or other intentional misconduct. The Company believes that its claims against the customer are strong and it intends to vigorously pursue its claims for damages, on appeal, if necessary.

          From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     (d)  Guarantees

          As part of the disposition agreement with Connectria Corporation, Connectria is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.4 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations should Connectria default on a payment. Based on management's estimates, the Company does not anticipate having to make payments in connection with this guarantee and accordingly no amounts have been accrued as a liability in the financial statements.

     (e)  Commitment

          The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is in the last stages of negotiating the terms and conditions that relate to this obligation. Based on current negotiations, the Company expects that it will be required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company expects that it will be required to furnish a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


10.  SEGMENTED INFORMATION

     As described in Note 2, the Company has reclassified the results of operations of Connectria as discontinued operations. The business was previously disclosed as a separate operating segment. As a result of discontinuing this business, the Company now only operates in a single business segment, the Field Service business segment. The segment data below has been restated to exclude amounts related to the discontinued operations.

     Geographic information

     The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                                    2002                              2001                                2000
                       -------------------------------   -------------------------------     ------------------------------
                                          Long-lived                        Long-lived                          Long-lived
                           Revenue          assets           Revenue          assets            Revenue           assets
                       -------------    --------------   --------------   --------------     --------------   --------------
Canada                  $   840,388      $ 8,880,084      $  1,374,365     $  6,789,712       $  1,688,705     $  8,731,563
United States            25,623,163          830,789        32,701,905          787,448         38,022,275        5,636,603
Europe, Middle East
and Africa               11,466,125           80,991         9,594,137           57,416          8,713,390           66,946
Asia and Other              805,784            6,223         1,035,196              672          3,575,620            1,856
                       -------------    --------------   --------------   --------------     --------------   --------------
                        $38,735,460      $ 9,798,087      $ 44,705,603      $ 7,635,248       $ 51,999,990     $ 14,436,968
                       =============    ==============   ==============   ==============     ==============   ==============


     Major customer

     During the year ended December 31, 2002 the Company earned revenue from one customer of $3,896,232 or approximately 10.1% of total revenue. For the year ended December 31, 2001 the Company earned revenue from on customer of $5,319,633 or approximately 11.9% of total revenue. For the year ended December 31 2000, the Company did not earn revenue from one customer that accounted for greater than 10% of overall revenue.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


11.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                     2002              2001                2000
                                                               ---------------    ---------------     ---------------
      Accounts receivable                                       $  2,508,506       $  8,616,099        $ (7,179,818)
      Prepaid expenses and other assets                              314,223           (595,648)           (153,431)
      Income taxes payable / receivable                              969,223         (1,457,670)           (476,507)
      Accounts payable and accrued liabilities                    (2,305,885)         1,841,956           1,504,268
      Deferred revenue                                              (181,455)           153,307           2,806,911
                                                               ---------------    ---------------     ---------------
                                                                $  1,304,612       $  8,558,044        $ (3,498,577)
                                                               ===============    ===============     ================


     During the year ended December 31, 2002, capital assets of $2,922,078 were acquired through the assumption of capital lease obligations (2001 - $885,145; 2000 - $ 3,357,109).


12.  FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, certain other assets, investments and advances, accounts payable, accrued liabilities, and capital lease obligations approximate their respective fair values as of December 31, 2002.

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. Where exposed to credit risk, the Company mitigates this risk by analyzing the counter-parties' financial condition prior to entering into agreements, establishing billing arrangements and determining the collectibility of the account on an ongoing basis. As these customers are geographically dispersed, concentrations of credit risk are further mitigated.

13.  RESTRUCTURING CHARGE

     On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced a Board approved update to this plan, which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $6.1 million in the year ended December 31, 2001. These charges were reflected in the "restructuring charge" line item of the Company's Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                         Total Restructuring
                                                                               Charge
                                                                         -------------------
      Workforce reduction                                                    $ 3,375,000
      Provision for excess office space                                        1,861,000
      Non cash writedown of capital assets                                       563,780
      Other                                                                      306,147
                                                                         -------------------
      Total restructuring charges                                              6,105,927
      Cumulative draw-downs                                                   (4,848,592)
                                                                         -------------------
      Accrued restructuring charges included in  accrued
      liabilities at December 31, 2002 (2001 - $3,133,660)                    $1,257,335
                                                                         ===================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


13.  RESTRUCTURING CHARGE (continued)


     During year ended December 31, 2002 and 2001 the Company made cash payments of $1,876,325 and $2,408,487 respectively relating to the restructuring accruals.

     Workforce reduction charges in 2001 of $3.4 million were taken relating to severance and continued benefits for the elimination of 149 positions across all operating departments and segments of the organization. As of December 31, 2002, the provision balance has been fully drawn down by cash payments with no additional amounts expected to be paid out.

     The provision for excess office space of $1.9 million for the year ended December 31, 2001, relates to surplus office space under long term lease by the Company at two locations, where the Company has entered into fixed cost lease arrangements with agreements extending up to 2004. The Company has incurred approximately $0.6 million of cash costs relating to this provision leaving an accrual of $1.3 million as at December 31, 2002. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

     Due to the elimination of 149 positions, certain capital assets belonging to the Company have been declared surplus and a charge of $0.6 million has been recorded to reflect the difference between the previous carrying value and the estimated fair market value, net of disposal costs. As at December 31, 2002, the full amount of the charge has been applied to the assets to value them at their estimated net realizable value.


     The Company has recorded a $0.3 million charge for the year ended December 31, 2001 for other items including, costs of outplacement services, and legal and consulting fees. As at December 31, 2002, the Company has incurred cash costs of approximately $0.3 million against this provision with no additional amounts expected to be paid out.

Selected Quarterly Financial Data

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2001 and ending December 31, 2002 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent restructuring, its recent dispositions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.




                                                                        Three Months Ended
                                                          2002                                       2001
                                       --------------------------------------------------------------------------------------
                                          Dec. 31    Sep. 30    June 30   Mar. 31    Dec. 31    Sep. 30   June 30    Mar. 31
                                          -------    -------    -------   -------    -------    -------   -------    -------
                                                               (Unaudited, in thousands of dollars)
Statement of Operations Data:
Revenue:
Software and services                      $8,448     $6,615   $ 4,885     $5,807    $ 7,332    $7,282    $ 7,714    $ 9,738
Maintenance and support                     2,472      2,605     2,867      2,557      2,649     2,647      2,434      2,457
Third party products and services             356      1,607       279        236        778       266        292      1,116
                                       --------------------------------------------------------------------------------------
                                           11,276     10,827     8,031      8,600     10,759    10,195     10,440     13,311

Direct costs                                4,897      5,001     3,491      3,630      5,010     4,449      4,836      6,752
                                       --------------------------------------------------------------------------------------
Gross profit                                6,379      5,826     4,540      4,970      5,749     5,746      5,604      6,559
                                       --------------------------------------------------------------------------------------
Operating expenses:
Research and development                    1,269      1,278     1,499      1,460      1,553     1,662      1,868      2,175
Sales and marketing                         3,026      3,030     3,912      2,414      2,274     2,277      3,266      3,041
General and administrative                  1,557      1,485     1,529      1,664      1,541     1,510      1,539      1,485
Amortization and provision for
valuation of intangible assets                  -          -         -          -        165        11         11      1,637
Restructuring                                   -          -         -          -          -         -      4,906      1,200
Provision for doubtful accounts                 -          -         -          -      1,736         -          -      1,203
                                       --------------------------------------------------------------------------------------
                                            5,852      5,793     6,940      5,538      7,269     5,460     11,590     10,741
                                       --------------------------------------------------------------------------------------
Operating income (loss)                       527         33    (2,400)      (568)    (1,520)      286     (5,986)    (4,182)
Valuation allowance on investments              -          -         -          -          -         -          -     (2,750)
                                       --------------------------------------------------------------------------------------
Other income (expense)                         40         70        86         76        305       203       (295)       (36)
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income tax
   provision                                  567        103    (2,314)      (492)    (1,215)      489     (6,281)    (6,968)
(Provision for) recovery of income
taxes from continuing operations             (175)       (39)      689        126       (149)      (45)        23        693
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                 392         64    (1,625)      (366)    (1,364)      444     (6,258)    (6,275)
Income (loss) from discontinued
   operations                                   -         12        22         86       (341)     (402)       (32)       121
                                       --------------------------------------------------------------------------------------
Net income (loss) for the period           $  392     $   76   $(1,603)    $ (280)   $(1,705)   $   42    $(6,290)   $(6,154)
                                       ======================================================================================

     The following table sets forth, for the periods indicated, certain components of the unaudited selected financial data of the Company as a percentage of total revenue:


                                                                     Three Months Ended

                                       --------------------------------------------------------------------------------
                                                        2002                                    2001
                                        Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30   Mar. 31
                                        -------  --------   -------   -------   -------  --------   -------   -------
Revenue:
Software and services                    74.9%     61.1%     60.8%     67.5%     68.2%     71.4%     73.9%     73.1%
Maintenance and support                  21.9      24.1      35.7      29.7      24.6      26.0      23.3      18.5
Third party products and services         3.2      14.8       3.5       2.8       7.2       2.6       2.8       8.4
                                       --------------------------------------------------------------------------------
                                        100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0
Direct costs                             43.4      46.2      43.5      42.2      46.6      43.6      46.3      50.7
                                       --------------------------------------------------------------------------------
Gross profit                             56.6      53.8      56.5      57.8      53.4      56.4      53.7      49.3
                                       --------------------------------------------------------------------------------
Operating expenses:
Research and development                 11.3      11.8      18.7      17.0      14.5      16.3      17.9      16.4
Sales and marketing                      26.8      28.0      48.7      28.1      21.1      22.4      31.3      22.8
General and administrative               13.8      13.7      19.0      19.3      14.3      14.8      14.7      11.2
Amortization and provision for
valuation of intangible assets              -         -         -         -       1.5       0.1       0.1      12.3
Restructuring                               -         -         -         -         -         -      47.0       9.0
Allowance for doubtful accounts             -         -         -         -      16.1         -         -       9.0
                                       --------------------------------------------------------------------------------
                                         51.9      53.5      86.4      64.4      67.5      53.6     111.0      80.7
                                       --------------------------------------------------------------------------------
Operating income (loss)                   4.7       0.3     (29.9)     (6.6)    (14.1)      2.8     (57.3)    (31.4)
Valuation allowance on investments          -         -         -         -         -         -         -     (20.6)
Other income (expense)                    0.3       0.7       1.1       0.9       2.8       2.0      (2.8)     (0.3)
                                       --------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income tax
   provision                              5.0       1.0     (28.8)     (5.7)    (11.3)      4.8     (60.1)    (52.3)
                                       --------------------------------------------------------------------------------
(Provision for) recovery of income
  taxes from continuing operations       (1.5)     (0.4)      8.6       1.5      (1.4)     (0.4)      0.2       5.2
                                       --------------------------------------------------------------------------------
Income (loss) from continuing
   operations                             3.5       0.6     (20.2)     (4.2)    (12.7)      4.4     (59.9)    (47.1)
Income (loss) from discontinued
operations                                  -       0.1       0.2       1.0      (3.1)     (4.0)     (0.3)      0.9
                                       ================================================================================
Net income (loss) for the period          3.5%      0.7%    (20.0)%    (3.2)%   (15.8)%     0.4%    (60.2)%   (46.2)%
                                       ================================================================================


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10:  Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's executive officers and directors as of December 31, 2002.



Name                                    Age     Position
-------------------------------------  -------  ------------------------------------------------------------------------
Executive Officers
Erik Dysthe.........................     65     Chairman of the Board, Director, President and Chief Executive Officer
Peter H. Rankin ....................     46     Executive Vice President, Operations
Verne D. Pecho......................     59     Vice President - Finance and Administration and Chief Financial Officer
Simon Backer........................     47     Senior Vice President - Wireless Services
Cyril Tordiffe......................     51     Senior Vice President - Project Implementation
Tommy Lee...........................     39     Senior Vice President - Product Development
Walter Beisheim.....................     48     Senior Vice President - Worldwide Sales and Marketing
Warren Cree.........................     43     Senior Vice President - Product Marketing
Glenn Y. Kumoi......................     40     Senior Vice President and Chief Legal Counsel
Paul H.L. Lui.......................     46     Vice President - Customer Support
M. Greg Beniston....................     45     Vice President - Legal and Corporate Secretary
Ronald P. Toffolo...................     51     Vice President - Human Resources
David Haak..........................     41     Vice President - Sales, Americas
Scott Munro.........................     38     Vice President - Product Marketing
Robert Owen.........................     55     Managing Director -Europe Middle East and Africa

Directors
Peter Ciceri (2)(3).................     47     Director
Robert C. Harris, Jr. (1)(2)........     56     Director
Terrence P. McGarty (2)(3)..........     59     Director
Marc Rochefort (1)(2)...............     55     Director
David R. Van Valkenburg(1)(2)(3)....     60     Director
------------------------------------------------------------------------------------------------------------------------

(1)  Member of Compensation Committee.
(2)  Member of Corporate Governance and Nominating Committee.
(3)  Member of Audit Committee.



     Erik Dysthe has served as Chairman of the Company since its inception. Mr. Dysthe was appointed Chief Executive Officer of the Company in March 2001 and President in March 2002. He also served as Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. Mr. Dysthe also serves as a director of Avcan Systems Inc. and several other private companies.

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

     Tommy Lee has served as Senior Vice President - Product Development since March 1999, and as Vice President - Product Development since 1997. From inception of the Company to 1997, Mr. Lee served in various technical positions, including Director - Product Development and Software Development Manager. Between 1988 and 1995, Mr. Lee was a member of the scientific and engineering staff at MacDonald, Dettwiler and Associates Ltd.

     Walter Beisheim has served as Senior Vice President - Worldwide Sales and Marketing since July 2002. Prior to that he was Vice President, North American Sales with Click Software, Inc. from 2001 to 2002. From 2000 to 2001, Mr. Beisheim was Vice President Worldwide Sales for Inxight Software. From 1999 to 2000, he was General Manager, Software Products Group for Digital Microwave Corp. (now DMC Stratex Networks) and from 1997 to 1999 he was Vice President and General Manager of SR Datacom. Mr. Beishem has over 20 years of experience in sales, marketing and business development of enterprise software with an emphasis on the utility and telecommunications industries.

     Warren Cree has served as Senior Vice President - Products of the Company since October 2001. Prior to this he held numerous positions of progressive responsibility in product management for the Company since September 1999. Mr. Cree also served as Manager, Application Engineering of the Company from its inception to August 1999. Between 1989 and 1994, he was a member of the scientific and engineering staff at MacDonald, Dettwiler and Associates Ltd.

     Glenn Y. Kumoi has served as Senior Vice President - Chief Legal Officer of the Company since September 2002. Before that he was Managing Director - Europe Middle East and Africa of the Company since May 2001. Prior to that he was Vice President - Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President - General Counsel of the Company. From April 1997 to November 1998, Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia.

     Paul H.L. Lui has served as Vice President - Customer Support since 2001. Since joining the Company in 1993, Mr. Lui has held various positions of progressive responsibility, including Director of Customer Service (1993 to 1997), Director of Customer Service - UK Operations (1998 to 1999), and Director of Special Projects (1999 to 2000).

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

     Robert Owen has served as Managing Director - Europe Middle East and Africa since October 2002. From 1999 to 2002 Mr. Owen was an independent consultant. Prior to joining the Company, Mr. Owen has served in a number of senior executive positions at multi-national systems and software companies, including Managing Director (EMEA) for Smallworld plc between 1994 and 1999, Managing Director (EMEA) for Vision Systems between 1992 and 1994 and Managing Director for Intergragh (UK) between 1987 and 1992.

     Scott Munro has served as Vice  President,  Product  Marketing  since 2001.
Since joining the Company in 1996, Mr. Munro has held numerous positions of progressive responsibility, including Director of Product Marketing and Product Manager - Utilities. Prior to joining the Company, he held a number of software engineering and project management positions at Telus, Epic Data and MPR Teltech.

     David R. Van Valkenburg has served as a director of the Company since June 2001. Mr. Van Valkenburg is currently a management consultant. From 1999 to 2000, he was Executive Vice President of MediaOne Group, Inc., and from 1996 to 1999 he was Executive Vice President, MediaOne International. From 1994 to 1995, Mr. Van Valkenburg was Senior Vice President, Multimedia Group, MediaOne Group Inc. He also serves as a director of Harmonic, Inc., 360 Networks Inc. and several other private companies.

     Peter Ciceri has served as a director of the Company since June 2001. Mr. Ciceri is currently a management consultant and an Executive in Residence at the University of British Columbia. From 2000 to 2001, he was President of Rogers Telecom, Inc. and from 1996 to 2000 he was President and Managing Director of Compaq Canada Ltd. and Vice-President Compaq Computer Corporation (US). Mr. Ciceri also serves as independent lead director of Sierra Wireless, Inc. and as a director of several other private companies.

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

     Terrence P. McGarty has served as a director of the Company since December 1995. Mr. McGarty served as Chairman and Chief Executive Officer of Zephyr Telecommunications, Inc from 1998 to 2002. He also served as Chairman and Chief Executive Officer of The Telmarc Group, Inc. from 1992 to 1998.

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


Committees of the Board of Directors

     The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews and approves the non-audit services to be performed by the independent accountants. During the fiscal year ended December 31, 2002, no non-audit services were performed or approved by the Audit Committee to be performed by the Company's independent accountants. The members of the Audit Committee are Terrence P. McGarty, Peter Ciceri and David Van Valkenburg.

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

     A Special Committee of the Board of Directors was formed in 2002. Its mandate was to review strategic business development alternatives that would potentially enhance shareholder value, including the disposition of Connectria and other strategic initiatives. The members of the Special Committee are Peter Ciceri, Marc Rochefort and David Van Valkenburg.


Section 16 (a) Beneficial Ownership Reporting Compliance

     The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).


Item 11:  Executive Compensation

Report of the Compensation Committee

     The Company's compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of three non-employee directors. During fiscal 2002, the compensation of Erik Dysthe, the Chairman, President and CEO of the Company, Peter Rankin, the Executive Vice President, Operations of the Company, Verne Pecho Vice President Finance and Administration and Chief
Financial Officer of the Company, and Gerald Chew, the President and Chief Operating Officer (COO) of the Company until March 15, 2002 was determined by the Compensation Committee. Erik Dysthe, Peter Rankin, Verne Pecho and Gerald Chew had variable components to their compensation in the past financial year based on certain performance criteria. With respect to compensation for executive officers other than the Chairman, President and CEO, Executive Vice President Operations, CFO and the President and COO, the Board of Directors reviewed a compensation proposal prepared by the Chairman, President and CEO.

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


Chief Executive Officers, Executive Officers and Key Employees

     There are currently 15 executive officers of the Company, including the Chief Executive Officer. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer or key employee of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.


Employment Agreements

     The Company has entered into employment agreements with each of its Named Executive Officers (as hereinafter defined) except David Haak and Tommy Lee.
These agreements provide for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.

     The Company may terminate any of its officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and for those officers with an employment agreement, a lump sum termination payment equal to amounts ranging up to two times base annual salary and current bonus. Any officer may terminate his or her employment with the Company at any time by giving four, or in certain cases, eight weeks written notice, to the Board of Directors of the Company. The employment agreements of certain officers, including Mr. Dysthe, provide that in the event of a takeover or change of control of the Company, they may elect to terminate their employment and receive, in addition to compensation earned to the date of their termination, a lump sum payment equal to their annual base salary. The Company's employment agreements with certain of its officers also provide for the acceleration of options in the event of termination without cause, and in certain cases, in the event of a takeover or change in control of the Company.


Pension Arrangements

     The Company and its subsidiaries do not have any pension arrangements in place for the Named Executive Officers (as defined below) or any other officers.

Summary Compensation Table

     The following table sets forth all compensation paid during the fiscal years ended December 31 2002, 2001 and 2000 in respect of each individual who, at any time during fiscal 2002, served as the Company's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus exceeded $100,000 for fiscal 2002 who were serving as executive officers as at December 31, 2002 and two individuals who would have been among the foregoing but for the fact that such individuals were not employed by the Company at December 31, 2002 (collectively "Named Executive Officers") and one additional individual who would have been among the foregoing but for the fact that the individual was not employed by the Company as at December 31, 2002 (the "Additional Officer"):


--------------------------------------------------------------------------------------------------------------------------------
                                                                 Annual Compensation                 Long Term         Other
                                                                                                   Compensation     Compensation
                                                                                                      Awards
                                                         -------------------------------------     ------------
                                                                                   Other Annual     Securities
                                       Years Ending      Salary         Bonus      Compensation    Under Options
Name and Principal Position             December 31        ($)           ($)            ($)             (#)
--------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                                2002          177,632       19,032          N/A          100,000                 -
Chairman & Chief Executive Officer         2001          123,011            -          N/A           10,000                 -
                                           2000           25,953(1)         -          N/A            3,000                 -
--------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin(2)                         2002          139,568            -          N/A                -                 -
Executive Vice President, Operations       2001           92,668            -          N/A           70,000                 -
                                           2000                -            -          N/A                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew(3)                          2002           40,504       45,677          N/A                -           227,500(4)
President and Chief Operating Officer      2001           64,612            -        81,500         215,000                 -
                                           2000           63,500            -          N/A            3,000                 -
--------------------------------------------------------------------------------------------------------------------------------
David Haak                                 2002          151,250       72,651          N/A                -                 -
Vice President Sales, Americas             2001          134,000       81,241          N/A            5,000                 -
                                           2000          120,000       81,568          N/A             Nil                  -
--------------------------------------------------------------------------------------------------------------------------------
Gene Mastro(5)                             2002          128,831      891,690          N/A                -           199,500(4)
Senior Vice President, Sales               2001          246,090      106,173          N/A           10,000                 -
                                           2000          190,000       17,100            -              Nil                 -
--------------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky (6)                          2002           58,597            -          N/A                -            90,207(4)
Vice President, Technology                 2001          120,560        4,250          N/A            2,500                 -
                                           2000          110,000        3,850          N/A                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                                2002          125,662            -          N/A           12,000                 -
Senior Vice President and Chief            2001          120,787        5,815          N/A            5,000                 -
Legal Officer                              2000          101,097        9,099          N/A                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Tommy Lee                                  2002          126,880            -          N/A            4,250                 -
Senior Vice President                      2001          101,764        5,815          N/A           10,000                 -
Product Development                        2000          101,097        9,099          N/A                -                 -
--------------------------------------------------------------------------------------------------------------------------------

(1) Represents compensation received by Mr. Dysthe in his capacity as Chairman of the Board and a director of the Company.
(2) Had Mr. Rankin been employed for the full year ended December 31, 2001 his salary would have been $142,146.
(3) Excludes consulting fees paid to Mr. Chew. See "Item 13: Certain Relationship and Related Transactions" for details. Includes salary earned until Mr. Chew's resignation on March 15, 2002. If Mr. Chew had been employed by the Company for the full year ended December 31, 2002 his salary would have been $152,256.
(4)  Represents severance paid in 2002.
(5) Includes salary earned until Mr. Mastro's resignation on May 31, 2002. If Mr. Mastro had been employed by the Company for the full year ended December 31, 2002 his salary would have been $199,500.
(6) Mr. Lawdensky is the Additional Officer. Had Mr. Lawdensky been employed for the full year ended December 31, 2002 his salary would have been $120,120.

Stock Options

     The following table sets forth stock options granted by the Company during the fiscal year ended December 31, 2002 to any of the Named Executive Officers or the Additional Officer:


Option Grants During the Fiscal Year Ended December 31, 2002


-----------------------------------------------------------------------------------------------------------------------------------

                                                   % of Total                                           Potential Realized Value at
                                    Securities       Options                                              Assumed Annual Rates of
                                       Under       Granted to      Exercise or                            Stock Price Appreciation
                                      Options     Employees in     Base Price       Expiration Date           for Option Term
Name                                Granted (#)    Fiscal Year    ($/Security)                            ---------     ----------
                                                                                                          5% Growth     10% Growth
-----------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                           50,000          20.1%           $4.20         January 29, 2007       $58,020       $128,760
Chairman & Chief Executive                                         ($6.57 CAD)
Officer                               50,000          20.1%           $3.32           July 2, 2007         $47,750       $103,760
                                                                   ($5.22 CAD)
-----------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                          Nil           Nil              Nil                Nil                 Nil            Nil
Executive Vice President,
Operations
-----------------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew                           Nil           Nil              Nil                Nil                 Nil            Nil
President and Chief Operating
Officer
-----------------------------------------------------------------------------------------------------------------------------------
David Haak                               Nil           Nil              Nil                Nil                 Nil            Nil
Vice President Sales, Americas
-----------------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky                            Nil           Nil              Nil                Nil                 Nil            Nil
Vice President, Technology
-----------------------------------------------------------------------------------------------------------------------------------
Tommy Lee                              4,250          1.7%            $3.58         February 1, 2007      $  4,200       $  9,300
Senior Vice President                                              ($5.63 CAD)
Product Development
-----------------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                           10,000          4.0%            $3.26        September 20, 2007     $  9,000       $ 19,900
Senior Vice President and Chief                                    ($5.10 CAD)
Legal Officer                          2,000          0.8%            $3.61         January 2, 2007       $  2,000       $  4,370
                                                                   (5.63 CAD)
-----------------------------------------------------------------------------------------------------------------------------------
Gene Mastro                              Nil           Nil              Nil                Nil                 Nil            Nil
Senior Vice President, Sales
-----------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth details of each exercise of stock options during the fiscal year ended December 31, 2001 by any of the Named Executive Officers or the Additional Officer, and the fiscal year end value of unexercised options on an aggregate basis:



      Aggregated Options Exercised During the Fiscal Year Ended December 31, 2002 and Fiscal Year-End Option Values

-------------------------------------------------------------------------------------------------------------------------

                                                                      Unexercised Options     Value of Unexercised in the
                                      Securities       Aggregate          At FY-End (#)         Money-Options at FY-End
                                     Acquired on         Value            Exercisable/            ($) Exercisable/
Name                                 Exercise (#)      Realized($)      Unexercisable(2)          Unexercisable (1)
-------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                              Nil              Nil           nil (exercisable)        $ nil (exercisable)
Chairman & Chief Executive Officer                                     nil (unexercisable)       $ nil (unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                          Nil              Nil           nil (exercisable)        $ nil (exercisable)
Executive Vice President,                                              nil (unexercisable)       $ nil (unexercisable)
Operations
-------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew                           Nil              Nil         65,000 (exercisable)       $9,235 (exercisable)
President and Chief Operating                                         nil (unexercisable)        $ nil (unexercisable)
Officer
-------------------------------------------------------------------------------------------------------------------------
David Haak                               Nil              Nil         20,000 (exercisable)       $500 (exercisable)
Vice President Sales, Americas                                         2,500 (unexercisable)     $500 (unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                              Nil              Nil         18,054 (exercisable)       $560 (exercisable)
Senior  Vice  President  and Chief                                    12,446 (unexercisable)     $560 (unexercisable)
Legal Officer
-------------------------------------------------------------------------------------------------------------------------
Gene Mastro                              Nil              Nil          nil (exercisable)         $ nil (exercisable)
Senior Vice President, Sales                                          nil (unexercisable)        $ nil (unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky                            Nil              Nil          nil (exercisable)         $ nil (exercisable)
Vice President, Technology                                            nil (unexercisable)        $ nil (unexercisable)
-------------------------------------------------------------------------------------------------------------------------
Tommy Lee                                Nil              Nil         36,700(exercisable)        $1,115 (exercisable)
Senior Vice President                                                  3,800(unexercisable)      $1,115(unexercisable)
Product Development
-------------------------------------------------------------------------------------------------------------------------

(1) Based on Nasdaq closing price of $3.20 on December 31, 2002.
(2) Includes options to purchase common shares within 60 days after December 31, 2002.



Compensation of Directors

     During the latest fiscal year, the Company paid its non-employee Directors a meeting stipend of $2,500 for each board meeting they attended in person, $1,250 for each board meeting they attended by telephone, and $1,000 for certain committee meetings. In the case of the Special Committee, members received $2,500 per day. During the fiscal year ended December 31, 2002, the non-employee directors of the Company received aggregate cash compensation of $194,478 for their services. The non-employee Directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as Directors.

     Non-employee Directors were also eligible to receive stock options issued pursuant to the Company's stock option plan in consideration for their services as Directors and in accordance with rules and policies of The Toronto Stock Exchange. On June 27, 2002, the Company's five non employee Directors were granted options to acquire 3,000 common shares each; at an exercise price of $3.27 per share, vesting over thirty-six months and subject to the grantee being a Director on the date of vesting.


Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2002, the Compensation Committee consisted of Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg. None of the members of the Compensation Committee was an officer or employee of MDSI during the fiscal year ended December 31, 2002, or was formerly an officer of MDSI, or had any relationship during the fiscal year ended December 31, 2002 that required disclosure under Item 14 below.

     During the fiscal year ended December 31, 2002, no executive officer of MDSI served as a director or member of a committee of the board of any entity that had one or more executive officers serving as a member of MDSI's Board or Compensation Committee.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                 Number of Shares
Directors, Executive Officers and 5% Shareholders(1)               Beneficially           % of total Shares
                                                                     Owned(2)                   Owned
-------------------------------------------------------------    -----------------       --------------------
Erik Dysthe(3) .............................................         490,394                     5.9
Peter Hill Rankin (4).......................................          86,598                     1.1
David Haak(5) ..............................................          27,500                       *
Glenn Kumoi(6)..............................................          20,421                       *
Tommy Lee(7)................................................          43,801                       *
Robert C. Harris, Jr. (8)...................................          91,662                     1.1
Terrence P. McGarty(9)......................................          27,502                       *
David R. Van Valkenburg(10).................................          32,332                       *
Peter Ciceri(11)............................................           8,999                       *
Marc Rochefort(12)..........................................          12,193                       *
-------------------------------------------------------------    -----------------       --------------------
All Directors and Executive Officers as a group
(20 persons) (13)...........................................       1,057,930                    12.2%
-------------------------------------------------------------    -----------------       --------------------
5% Shareholders:
Kern Capital Management (14)                                       1,288,100                    15.8%
114 West 47th Street, Suite 1926
New York, NY, 10036
Seamark Asset Management Ltd.                                      1,110,500                    13.6%
1801 Hollis Street, Suite 310
Halifax, Nova Scotia B3J 3N4
Howson Tattersall Investment Counsel Limited                         903,495                    11.0%
20 Queen Street West,
Toronto, Ontario M5H 3R3
Guardian Capital Inc.                                                578,375                     7.1%
Commerce Court West
Suite 3100 PO Box 201
Toronto Ontario M5L 1E8
----------

*    Represents beneficial ownership of less than 1% of the Common Shares.
(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Unless otherwise indicated, the Company believes that each person has sole voting and investment power over the Common Shares beneficially owned by such person. Common Shares subject to options currently exercisable at December 31, 2002, or exercisable within 60 days after December 31, 2002, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate Common Shares outstanding as of December 31, 2002, together with the applicable options of such shareholder.
(3) Includes 326,898 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 115,500 Common Shares exercisable within 60 days after December 31, 2002 held by Mr. Dysthe individually.
(4) Includes options to purchase 40,833 Common Shares exercisable within 60 days of December 31, 2002.
(5) Includes options to purchase 20,000 Common Shares exercisable within 60 days after December 31, 2002.
(6) Includes options to purchase 18,054 Common Shares exercisable within 60 days of December 31, 2002.
(7) Includes options to purchase 36,700 Common shares exercisable within 60 days after December 31, 2002.
(8) Includes options to purchase 41,332 Common Shares exercisable within 60 days after December 31, 2002.
(9) Includes 1,170 Common Shares held by The Telmarc Group Inc., a company controlled by Mr. McGarty, and options to purchase 26,332 Common Shares exercisable within 60 days after December 31, 2002.
(10) Includes options to purchase 17,332 Common Shares exercisable within 60 days after December 31, 2002.
(11) Includes options to purchase 8,999 Common Shares exercisable within 60 days after December 31, 2002.
(12) Includes options to purchase 10,763 Common Shares exercisable within 60 days after December 31, 2002.
(13) Includes options to purchase 474,105 Common Shares exercisable within 60 days after December 31, 2002.
(14) Beneficially owned by Robert E. Kern Jr. and David G. Kern.


Equity Compensation Plan Information as at December 31, 2002



        Plan Category            Number of securities to be     Weighted-average exercise      Number of securities
                                   issued upon exercise of        price of outstanding        remaining available for
                                    outstanding options,          options, warrants and        future issuance under
                                     warrants and rights                 rights              equity compensation plans
                                                                                               (excluding securities
                                                                                              subject to outstanding
                                                                                               options, warrants and
                                                                                                      rights)
Equity compensation plans        1,291,181 (stock option plan)          $6.96                          1,108,819
approved by security holders        Nil  (employee share                  N/A                            100,000
                                          purchase plan)

Equity compensation plans not                       Nil                   N/A                                Nil
approved by security holders
                                --------------------------------------------------------------------------------------
Total                                         1,291,181                   N/A                          1,208,819
                                ======================================================================================




Item 13:  Certain Relationships and Related Transactions

     In January 2002, the Company entered into an employment agreement with Verne D. Pecho, the Company's Vice President Finance and Administration and Chief Financial Officer. See Item 11 - "Executive Compensation".

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


Item 14: Controls and Procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and Form 8-K reports.

     There were no significant changes made in the Company's internal controls during the period covered by this Annual Report on Form 10-K or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their execution.

                                     PART IV

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

                                   SCHEDULE II

                         MDSI MOBILE DATA SOLUTIONS INC.
                        Valuation and Qualifying Accounts
                      (Expressed in United States Dollars)



                                             Balance,        Additions,
                                           Beginning of       During            Application/Write     Balance, End
                                              Period          Period            off During Period     of Period
Allowance for doubtful accounts


Year ended December 31, 2002                3,587,303                -                 80,689        3,506,614
Year ended December 31, 2001                  985,000        2,938,195                335,892        3,587,303
Year ended December 31, 2000                        -          985,000                      -          985,000

Provision against investments and
   advances
Year ended December 31, 2002                2,999,992                -                500,000        2,499,992
Year ended December 31, 2001                  250,000        2,749,992                      -        2,999,992
Year ended December 31, 2000                        -          250,000                      -          250,000

Deferred income tax valuation
  allowance
Year ended December 31, 2002                8,148,680        1,184,274                      -        9,332,954
Year ended December 31, 2001                1,825,049        6,323,631                      -        8,148,680
Year ended December 31, 2000                        -        1,825,049                      -        1,825,049


     3.   Exhibits

          The following Exhibits are filed as part of this report:

      Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

      3.1(1)        Articles of Incorporation of the Company

      3.2(1)        Articles of Amendments of the Company

      3.3(1)        By-laws of the Company

      4.1(1)        Form of Common Share Certificate

     10.1(2)(3)     2000 Stock Option Plan

     10.2(1) Form of Indemnification Agreement between the Company and certain officers of the Company

     10.3(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

     10.4(2)(4)     Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe

     10.5(2)(4)     Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew

     10.6(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin

     10.7(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company

     10.8(5)        Lease  dated  May  14,  1999   between   California   Public
                    Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company

     10.9(5) Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

     10.10(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann

     10.11(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller

     10.12(2)(6)    Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho

     10.13(2)(7)    2002 Stock Purchase Plan

     10.14(8) Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

     10.15(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller

      Exhibit
      Number        Description
      ------        -----------
     10.16(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation

     10.17(8) $250,000 Promissory Note dated as of June 30, 2002 made by Connectria Corporation in favor of the Company

     10.18(8) Security Agreement dated as of June 30, 2002 between Connectria Connectria and the Company

     10.19(2) Employment Agreement dated January 1, 1999 between the Company and Glenn Y. Kumoi

     10.20(2) Settlement Agreement dated March 15, 2002 between the Company and Gerald F. Chew

     10.21(2) Settlement Agreement dated May 31, 2002 between the Company and Gene Mastro*

     21.1           List of the Company's Subsidiaries

     23.1           Consent of Deloitte & Touche LLP
------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.


     (b)  Reports on Form 8-K

     The Company furnished a Form 8-K on November 11, 2002 pursuant to Item 9 attaching the certifications of the Company's Chief Executive Officer and Chief Financial Officer made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Quarterly Report on Form 10-Q filed on November 11, 2002. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 31, 2003.



                                      MDSI MOBILE DATA SOLUTIONS INC.

                                      By:  /s/ Erick Dysthe
                                           ------------------------------------
                                           Erik Dysthe, President and Chief
                                           Executive Officer, Chairman of the
                                           Board and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.



Signature                    Title                                Date
---------                    -----                                ----


/s/ Erik Dysthe              President and Chief Executive
---------------------------  Officer, Chairman of the Board
Erik Dysthe                  and Director (Principal Executive   March 28, 2003
                               Officer)


/s/ Verne D. Pecho           Vice President - Finance and
---------------------------  Administration and Chief Financial
Verne D. Pecho               Officer (Principal Financial and
                             Accounting Officer)                 March 31, 2003


/s/ Peter Ciceri
---------------------------
Peter Ciceri                 Director                            March 28, 2003


/s/ Robert C. Harris, Jr.
---------------------------
Robert C. Harris, Jr.        Director                            March 31, 2003


/s/ Terrence P. McGarty
---------------------------
Terrence P. McGarty          Director                            March 28, 2003


/s/ Marc Rochefort
---------------------------
Marc Rochefort               Director                            March 27, 2003


/s/ David R. Van Valkenburg
---------------------------
David R. Van Valkenburg      Director (Authorized U.S.
                              Representative)                    March 27, 2003

                                 CERTIFICATIONS


     I, Erik Dysthe, President, Chief Executive Officer, Chairman of the Board and Director of MDSI Mobile Data Solutions Inc., certify that:

1. I have reviewed this annual report on Form 10-K of MDSI Mobile Data Solutions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                      /s/ Erik Dysthe
                                      -----------------------------------------
                                      Erik Dysthe
                                      President, Chief Executive Officer,
                                      Chairman of the Board and Director

     I, Verne D. Pecho, Vice President Finance & Administration and Chief Financial Officer of MDSI Mobile Data Solutions Inc., certify that:

1. I have reviewed this annual report on Form 10-K of MDSI Mobile Data Solutions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 31, 2003

                                      /s/ Verne D. Pecho
                                      -----------------------------------------
                                      Verne D. Pecho
                                      Vice President Finance & Administration
                                      and Chief Financial Officer

                                  EXHIBIT LIST


      Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

      3.1(1)        Articles of Incorporation of the Company

      3.2(1)        Articles of Amendments of the Company

      3.3(1)        By-laws of the Company

      4.1(1)        Form of Common Share Certificate

     10.1(2)(3)     2000 Stock Option Plan

     10.2(1) Form of Indemnification Agreement between the Company and certain officers of the Company

     10.3(1) Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

     10.4(2)(4)     Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe

     10.5(2)(4)     Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew

     10.6(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin

     10.7(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company

     10.8(5)        Lease  dated  May  14,  1999   between   California   Public
                    Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company

     10.9(5) Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

     10.10(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann

     10.11(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller

     10.12(2)(6)    Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho

     10.13(2)(7)    2002 Stock Purchase Plan

     10.14(8) Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

     10.15(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller

     10.16(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation

     10.17(8) $250,000 Promissory Note dated as of June 30, 2002 made by Connectria Corporation in favor of the Company

     10.18(8) Security Agreement dated as of June 30, 2002 between Connectria Connectria and the Company

     10.19(2) Employment Agreement dated January 1, 1999 between the Company and Glenn Y. Kumoi

     10.20(2) Settlement Agreement dated March 15, 2002 between the Company and Gerald F. Chew

     10.21(2) Settlement Agreement dated May 31, 2002 between the Company and Gene Mastro*

     21.1           List of the Company's Subsidiaries

     23.1           Consent of Deloitte & Touche LLP
-----------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.