Form 10-Q
period 2003-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2003-05-15
CIK 935497

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes [ ]     No [X]

              The number of outstanding shares of the Registrant's common stock, no par value, at May 12, 2003 was 8,202,602.


================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2003


                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets.........................1

                 Condensed Consolidated Statements of Operations...............2

                 Condensed Consolidated Statements of Cash Flows...............3
`
                 Notes to the Condensed Consolidated Financial Statements......4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...21

         ITEM 4. CONTROLS AND PROCEDURES .....................................22

Part II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS ....................................... 23

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................24

SIGNATURES ...................................................................26

CERTIFICATIONS ...............................................................27

Part I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS



                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                                       As at
                                                                          March 31,            December 31,
                                                                       --------------------------------------
                                                                             2003                   2002
                                                                       ---------------        ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $   12,549,244          $  11,016,945
   Accounts receivable, net
      Trade (net of allowance for doubtful accounts $2,497,031;
         2002 - $2,506,614)                                                 7,899,974              6,705,088
      Unbilled                                                              3,130,912              5,347,993
   Prepaid expenses and other assets                                        1,126,251              1,552,236
                                                                       ---------------        ---------------
                                                                           24,706,381             24,622,262

CAPITAL ASSETS, NET                                                         9,489,419              9,798,087

LONG TERM RECEIVABLE (note 6)                                               2,749,860              2,749,860

DEFERRED INCOME TAXES                                                         534,640                534,640
                                                                       ---------------        ---------------
TOTAL ASSETS                                                           $   37,480,300          $  37,704,849
                                                                       ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                    $    1,255,509              1,777,465
   Accrued liabilities (note 5)                                             3,018,920              3,300,113
   Income taxes payable                                                       605,531                602,717
   Deferred revenue                                                         8,254,604              7,503,613
   Current obligations under capital leases                                 1,901,935              2,073,906
                                                                       ---------------        ---------------
                                                                           15,036,499             15,257,814

OBLIGATIONS UNDER CAPITAL LEASES                                            1,614,952              1,913,538
                                                                       ---------------        ---------------
TOTAL LIABILITIES                                                          16,651,451             17,171,352
STOCKHOLDERS' EQUITY
   Common stock                                                            44,281,578             44,208,511
   Additional paid-up capital                                               2,222,128              2,222,128
   Deficit                                                                (24,984,753)           (25,207,038)
   Accumulated other comprehensive loss                                      (690,104)              (690,104)
                                                                       ---------------        ---------------
                                                                           20,828,849             20,533,497
                                                                       ---------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   37,480,300          $  37,704,849
                                                                       ===============        ===============


Commitments and Contingencies (note 6)


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                          Three months ended March 31,
                                                                       -----------------------------------
                                                                             2003                2002
                                                                       ---------------     ---------------
REVENUE

   Software and services                                                $ 7,850,659         $  5,807,093
   Maintenance and support                                                2,602,387            2,557,073
   Third party products and services                                      1,852,745              236,390
                                                                       ---------------     ---------------
                                                                         12,305,791            8,600,556

DIRECT COSTS                                                              5,928,104            3,630,318
                                                                       ---------------     ---------------
GROSS PROFIT                                                              6,377,687            4,970,238
                                                                       ---------------     ---------------
OPERATING EXPENSES
   Research and development                                               1,279,026            1,460,035
   Sales and marketing                                                    2,947,943            2,413,893
   General and administrative                                             1,570,066            1,664,442
                                                                       ---------------     ---------------
                                                                          5,797,035            5,538,370
                                                                       ---------------     ---------------
OPERATING INCOME (LOSS)                                                     580,652             (568,132)

OTHER (EXPENSE) INCOME                                                     (252,619)              76,233
                                                                       ---------------     ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX PROVISION               328,033             (491,899)

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING OPERATIONS                    105,748             (125,700)
                                                                       ---------------     ---------------
                                                                            222,285             (366,199)

INCOME FROM DISCONTINUED OPERATIONS (note 2)                                      -               86,415
                                                                       ---------------     ---------------
NET INCOME (LOSS) FOR THE PERIOD                                            222,285             (279,784)

DEFICIT, BEGINNING OF PERIOD                                            (25,207,038)         (23,791,781)
                                                                       ---------------     ---------------
DEFICIT, END OF PERIOD                                                 $(24,984,753)        $(24,071,565)
                                                                       ===============     ===============
Earnings (Loss) per common share

Earnings (Loss) from continuing operations
   Basic                                                               $       0.03         $      (0.04)
                                                                       ===============     ===============
   Diluted                                                             $       0.03         $      (0.04)
                                                                       ===============     ===============
Net Earnings (Loss)
   Basic                                                               $       0.03         $      (0.03)
                                                                       ===============     ===============
   Diluted                                                             $       0.03         $      (0.04)
                                                                       ===============     ===============


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                             Three months ended March 31,
                                                                          --------------------------------
                                                                               2003                2002
                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                             $  222,285            (366,199)
   Items not affecting cash:
       Depreciation                                                            730,761             673,591
       Changes in non-cash operating working capital items                   1,398,836             125,285
                                                                          --------------      -------------
   Net cash provided by operating activities                                 2,351,882             432,677
                                                                          --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common shares                                                    73,067             212,164
   Repayment of capital leases                                                (240,971)           (508,800)
                                                                          --------------      -------------
   Net cash used by financing activities                                      (167,904)           (296,636)
                                                                          --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                                              (651,679)           (210,894)
                                                                          --------------      -------------
   Net cash used in investing activities                                      (651,679)           (210,894)
                                                                          --------------      -------------

   Net cash provided by (used for) continuing operations                     1,532,299             (74,853)

   Net cash used for discontinued operations (note 2)                                -            (253,768)
                                                                          --------------      -------------
NET CASH INFLOW (OUTFLOW)                                                    1,532,299            (328,621)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              11,016,945          13,176,080
                                                                          --------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $12,549,244         $12,847,459
                                                                          ==============      =============




     SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002 the Company entered into two capital lease arrangements for the gross amount of $2,922,078 for newly purchased capital assets. As a result of these arrangements the Company did not incur cash outlays to purchase these assets but will pay lease obligations with interest accruing at interest rates of up to 9.5% over terms of up to three years. Since these asset purchases in 2002 are non cash transactions, the gross amount of the leases have been excluded from both the Acquisition of Capital Assets and Proceeds from Capital Leases line items for the year ended December 31, 2002, and instead only the principal portion of repayments are included in acquisition of capital assets and proceeds from capital leases in the period in which they are paid. During the three months ended March 31, 2003 $229,586 (2002 - $ nil) of principal repayments have been included in these line items.


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K for the year ended December 31, 2002.


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


     (d)  Recently issued accounting standards

          In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149 ("SFAS 149"), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

          SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (d)  Recently issued accounting standards

          The provisions of SFAS 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively.

          The Company will adopt the provisions of SFAS 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company is currently evaluating the effect that the adoption of SFAS 149 will have on its results of operations and financial condition.

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the results of operations and financial condition of the Company.

          In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company's financial statements for quarter ended March 31, 2003.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. Although the disclosure provisions of FIN 45 previously were adopted by the Company, the recognition provisions of FIN 45 became effective as of January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (e)  Stock-based compensation

          The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price of the common stock option at the date granted.

          The following pro forma financial information presents the net loss for the quarter and loss per common share had the Company adopted
          Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

                                                                      Three months ended March 31,
                                                                     -------------------------------
                                                                        2003                2002
                                                                     ----------           ----------
             Net income (loss) for the period                          $5,446             $(473,043)
                                                                     ----------           ----------
             Basic and fully diluted loss per common share             $ 0.00             $   (0.05)
                                                                     ==========           ==========

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $216,839 would have been recorded for the three months ended March 31, 2003 (2002 - $193,259). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years a weighted average annualized volatility of the Company's share price of 73% and a weighted average annualized risk free interest rate at 2.7%.


2.   DISCONTINUED OPERATIONS

     During June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares of MDSI that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. As at March 31, 2003 the entire amount of the prepaid hosting services has been amortized to income. The Company recognized a gain of $12,419 on the disposal of Connectria during the quarter ended June 30, 2002. Connectria represented a significant segment of the Company's business.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



2.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

     Results of discontinued operations
                                                                                    Three months ended,
     --------------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2003                March 31, 2002
                                                                       --------------                --------------
        Revenues                                                        $         -                  $   2,640,211
        Income (loss) before income taxes                                         -                         86,415
        Income tax                                                                -                              -
                                                                       --------------                --------------
                                                                                  -                         86,415
        Income on disposal
           net of income taxes                                                    -                              -
                                                                       --------------                --------------
        Income (loss) from discontinued operations                     $          -                  $      86,415
                                                                       ==============                ==============



     Cash flows of discontinued operations
                                                                                    Three months ended,
     --------------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2003                March 31, 2002
                                                                       --------------                --------------
        Operating activities                                           $          -                  $     (10,488)
        Investing activities                                                      -                       (114,663)
        Financing activities                                                      -                       (128,617)
                                                                       --------------                --------------
        Cash used for discontinued operations                          $          -                  $    (253,768)
                                                                       ==============                ==============


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

     The Company earned revenue from sales to customers in the following geographic locations:

                                                               Three months ended
                                                                    March 31,
                                                       ------------------------------------
                                                             2003                2002
                                                       ------------------  ----------------
       Canada.........................................   $    278,837         $   251,130
       United States..................................      5,358,483           6,433,789
       Europe Middle East and Africa..................      6,387,089           1,915,637
       Asia and Other.................................        281,382                   -
                                                       ------------------  ----------------
                                                         $ 12,305,791         $ 8,600,556
                                                       ==================  ================


     Major customers

     During the three months ended March 31, 2003 revenue from two customers accounted for approximately 25.0% and 19.3%, respectively of total revenue. For the three months ended March 31, 2002 one customer did not account for greater than 10% of total revenue.

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:


                                                        Three months ended
                                                             March 31,
                                                     --------------------------
                                                       2003             2002
                                                     ----------      ----------

      Weighted average shares outstanding.........   8,185,445        8,726,314
      Effect of dilutive securities
      Stock options...............................       3,103                -
                                                     ----------      ----------
      Diluted weighted average shares outstanding.   8,188,548        8,726,314
                                                     ===========     ===========


5.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                           Total Restructuring
                                                                  Charge
                                                           ---------------------
      Workforce reduction                                    $   3,375,000
      Provision for excess office space                          1,861,000
      Non cash writedown of capital assets                         563,780
      Other                                                        306,147
                                                           ---------------------
      Total restructuring charges                                6,105,927
      Cumulative draw-downs                                     (4,996,153)
                                                           ---------------------
      Accrued restructuring charges included in
      accrued liabilities at March 31, 2003                  $   1,109,774
                                                           =====================


     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.8 million of cash costs relating to this provision leaving an accrual of $1.1 million remaining as at March 31, 2003. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES

     (a)  Contingency

          The Company is involved in a dispute with a customer. The Company filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due of approximately $3.7 million. The suit sought payment of the contract balance, plus other damages, interest and attorneys' fees. The customer filed an answer and counterclaim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. In addition, the customer's counterclaims alleged fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. The customer sought all actual, special, incidental and consequential damages associated with these counterclaims in addition to punitive damages, interest and attorneys' fees. The Company received notice that the customer settled its breach of contract and warranty claims with the Company's insurance carrier on April 16, 2003. This settlement will not result in the Company recording any charge to earnings, as discussed below.

          On March 5, 2003, the court granted the customer's motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that the customer breached the professional services agreement by wrongfully terminating the agreement. On April 8, 2003, the court granted the Company's motion for summary judgment, dismissing the customer's counterclaims for fraud and negligent misrepresentation.

          The Company tendered defense of the customer's counterclaims to its insurance company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with the customer to settle the customer's breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed the Company's claims on summary judgment for lack of sufficient evidence of damages and the customer's right to appeal the court's ruling that dismissed the customer's counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal.

          The Company intends to expense the costs of ongoing attorney's fees and costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred. The Company believes that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of approximately $3.7 million as a long term receivable. Due to the uncertain nature of the receivable the Company recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any payment to the customer if the customer is successful in any appeal and subsequent trial on its fraud and misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely effected.

          From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     (b)  Guarantee

          As part of the disposition agreement with Connectria Corporation, Connectria is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.3 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations should Connectria default on a payment. Based on management's estimates, the Company does not anticipate having to make payments in connection with these guarantees and accordingly no amounts have been accrued as a liability in the financial statements.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



6.   COMMITMENTS AND CONTINGENCIES (continued)

     (c)  Committment

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to achieve anticipated levels of cost savings and the risk that such cost reduction may adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions and general trends are likely to continue to affect demand for the Company's products and services throughout the remainder of 2003, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

     In order to address the uncertainties caused by these economic trends, MDSI announced in 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings have been realized by reduced salary and payroll costs, and the remaining savings have been realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company exceeded the estimated quarterly savings. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company's business operations.

     In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                           Total Restructuring
                                                                  Charge
                                                           ---------------------
      Workforce reduction                                    $   3,375,000
      Provision for excess office space                          1,861,000
      Non cash writedown of capital assets                         563,780
      Other                                                        306,147
                                                           ---------------------
      Total restructuring charges                                6,105,927
      Cumulative draw-downs                                     (4,996,153)
                                                           ---------------------
      Accrued restructuring charges included in
      accrued liabilities at March 31, 2003                  $   1,109,774
                                                           =====================


     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures for these items are expected to be incurred.

     The Company's remaining restructuring accruals relate to surplus office space under long term lease by the Company at two locations, one of which the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.8 million of cash costs relating to this provision leaving an accrual of $1.1 million remaining as at March 31, 2003. The Company expects that the charge will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.


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


Disposition of Hosting and Information Technology (IT) Services Business Segment

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria), to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares of MDSI that had a market value of approximately $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI also received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. On closing, the Company realized a small gain as a result of the disposition of Connectria.

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

Recent Accounting Pronouncements

     In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149 ("SFAS 149"), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

     SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

     The provisions of SFAS 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively.

     The Company will adopt the provisions of SFAS 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company is currently evaluating the effect that the adoption of SFAS 149 will have on its results of operations and financial condition.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the results of operations and financial condition of the Company.

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company's financial statements for quarter ended March 31, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. Although the disclosure provisions of FIN 45 previously were adopted by the Company, the recognition provisions of FIN 45 became effective as of January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.


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

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At March 31, 2003, the allowance for doubtful accounts was $3.5 million, composed of $2.5 million relating to current trade receivables and $1.0 million relating to a long term receivable. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

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

Contingencies

The Company is involved in a dispute with Citizens Telcom Services Co., L.L.C. The Company filed suit against Citizens alleging that Citizens had breached a series of contracts, and failed to pay sums due. Citizens filed an answer and counterclaim alleging the Company breached the contracts, entitling Citizens to repayment of all sums paid to the Company of approximately $3.5 million. In addition, Citizens' counterclaims alleged fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens sought all actual, special, incidental and consequential damages associated with these counterclaims, in addition to punitive damages, interest and attorneys' fees. The Company received notice on April 16, 2003 that Citizens settled its breach of contract, and warranty claim with the Company's insurance company. This settlement will not result in the Company recording any charge to earnings, as discussed below.

     On March 5, 2003, the court granted Citizens' motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that Citizens breached the professional services agreement by wrongfully terminating the agreement. On April 8, 2003, the court granted the Company's motion for summary judgment on the Citizens' counterclaims for fraud and negligent misrepresentation.

     The Company tendered defense of the customer's counterclaims to its insurance Company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with Citizens to settle Citizens' breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed the Company's claims on summary judgment for lack of sufficient evidence of damages and Citizens' right to appeal the court's ruling that dismissed Citizens' counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal.

     The Company intends to expense the costs of ongoing attorney's fees and costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred. The Company has classified the $3.7 million receivable from Citizens as a long term receivable on its consolidated balance sheet as of March 31, 2003, and due to the uncertain nature of the receivable has recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any payment to the customer if the customer is successful in any appeal and subsequent trial on its fraud and misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely effected. See the "Litigation" risk factor in Exhibit 99.1 hereto and see "Forward-Looking Statements".


Results of Operations

     The Company's net income was $0.2 million for the three months ended March 31, 2003. This compares to a net loss of $0.3 million for the three months ended March 31, 2002. The increase in income for the period is due primarily to increased revenues derived from several significant contracts during the period.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------     -----------

    REVENUE
       Software and services                                                      63.8%            67.5%
       Maintenance and support                                                    21.2%            29.7%
       Third party products and services                                          15.0%             2.8%
                                                                            ------------     -----------
                                                                                 100.0%           100.0%

    DIRECT COSTS                                                                  48.2%            42.2%
                                                                            ------------     -----------
    GROSS PROFIT                                                                  51.8%            57.8%
                                                                            ------------     -----------
    OPERATING EXPENSES
       Research and development                                                   10.4%            17.0%
       Sales and marketing                                                        24.0%            28.1%
       General and administrative                                                 12.8%            19.3%
                                                                            ------------     -----------
                                                                                  47.1%            64.4%
                                                                            ------------     -----------
    OPERATING INCOME (LOSS)                                                        4.7%           (6.6)%

    OTHER (EXPENSE) INCOME                                                       (2.0)%             0.9%
                                                                            ------------     -----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX PROVISION                  2.7%           (5.7)%

    INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING OPERATIONS                       0.9%           (1.4)%
                                                                            ------------     -----------
    NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                   1.8%           (4.3)%

    INCOME FROM DISCONTINUED OPERATIONS                                              -%             1.0%
                                                                            ------------     -----------
    NET INCOME (LOSS) FOR THE PERIOD                                               1.8%           (3.3)%
                                                                           =============   ==============


Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Revenue. Revenue increased by $3.7 million or 43.1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services, during the first quarter of 2003 relative to the same period in 2002.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002 (continued)

     Software and services revenue increased by $2.0 million or 35.2% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into over the last several quarters, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company was not earning revenue from these contracts for the three months ended March 31, 2002 and therefore the Company's Software and Service revenues have significantly increased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next year. "See Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenues were $2.6 million for the three months ended March 31, 2003 as compared to $2.6 million for the three months ended March 31, 2002. Maintenance and support revenue has increased marginally primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services which the Company is engaged to provide in support of its installations.

     Third party products and services revenue increased by $1.6 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third party services at no margin, in connection with one particular contract, and therefore expects that future revenues from third party products and services will increase in the near term. For the three months ended March 31, 2003 approximately $1.1 million of these third party services were provided. See "Forward Looking Statements."

     Direct Costs. Direct costs were 48.2% of revenue for the three months ended March 31, 2003, compared to 42.2% for the three months ended March 31, 2002. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred as the Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 51.8% of revenue for the three months ended March 31, 2003, compared to 57.8% for the three months ended March 31, 2002. The decrease in gross margin as a percentage of revenue relates primarily to a recent agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.1 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period. "See "Forward-Looking Statements."

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002 (continued)

     Research and Development. Research and development expenses were $1.3 million, or 10.4% of revenue, for the three months ended March 31, 2003, compared to $1.5 million, or 17.0% of revenue, for the three months ended March 31, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.9 million or 24.0% of revenue for the three months ended March 31, 2003 and $2.4 million or 28.1% of revenue for the three months ended March 31, 2002. Total sales and marketing expenses represents an increase of approximately $0.5 million as compared to the same period of 2002. The increase in expenditures in the current period was due to an increase in commission costs relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.6 million, or 12.8% of revenue, for the three months ended March 31, 2003 and $1.7 million, or 19.3% of revenue, for the three months ended March 31, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Other (Expense) Income. Other (expense) income was ($0.3) million for the three months ended March 31, 2003 as compared to approximately $80,000 for the three months ended March 31, 2002. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular the U.S. dollar weakened during the current period and the Company's foreign denominated liabilities increased in value which when reflected in U.S. dollars caused an unrealized foreign exchange loss.

     Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the three months ended March 31, 2003 and 2002 at rates of 32.2% and (26%) respectively. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

     Income (loss) from Discontinued Operations. During the three months ended June 30, 2002 the Company announced its intention to divest its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, the historical results of operations for Connectria have been presented as
Discontinued Operations. Income from Discontinued Operations for the three months ended March 31, 2002 was $86,000. As the transaction was completed in July of 2002 all assets and liabilities of Connectria were liquidated by the end of July 2002 and no income or loss was incurred from discontinued operations during the current period. Going forward, the Company expects no further financial statement impact from this disposition. See "Forward-Looking Statements".


Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At March 31, 2003, the Company had cash and cash equivalents of $12.5 million and working capital of $9.7 million.

     Cash provided by operating activities was $2.4 million for the three months ended March 31, 2003 compared to $0.4 million for the three months ended March 31, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.7 million is due to a net decrease in non-cash working capital items of $1.4 million and net income of $0.2 for the three months ending March 31, 2003. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables,  and an  increase  in  deferred  revenue,  partially  offset  by an increase in trade accounts receivable. The decrease in unbilled trade receivables and increase in deferred revenue are due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in trade receivables is a result of increased billings during the three months ended March 31, 2003.

     The Company maintains as at March 31, 2003 a provision of $3.5 million with respect to doubtful accounts including $1.0 million classified as non current. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

     The Company is currently involved in a dispute with a customer, and as a result had previously reclassified $3.7 million in accounts receivable as long term as the Company determined it is not likely to collect the amounts within one year. As part of its total $3.5 million dollar doubtful accounts provision, the Company has, in a prior period, recorded an allowance of $1.0 million, against this receivable given the uncertain nature of collection. The Company is currently involved in litigation to collect the amounts due. The nature and amount of the Company's claims, the customer's counterclaims and recent developments in the litigation are described more fully under Part II, Item 1 of this Quarterly Report. The Company intends to expense the costs of ongoing attorney's fees and costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely effected. There is currently no provision in the Company's financial statements to address any payment to the customer with respect to these counterclaims as the Company, after consultation with counsel, views this to be an unlikely event. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. If the Company is not successful in the litigation, the Company's financial position, results of operations, and liquidity would be materially adversely affected. See the "Litigation" risk factor in Exhibit 99.l hereto and see "Forward-Looking Statements".

     Cash used by financing activities of $168,000 during the three months ended March 31, 2003 primarily relates to $241,000 in repayments of capital leases made during the quarter, partially offset by proceeds of $73,000 from the issuance of shares under the employee share purchase plan. The capital leases are to be repaid over a 36 month period ending December 22, 2006, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.7 million for the three months ended March 31, 2003 as compared to $0.2 million for the three months ended March 31, 2002. Total investing activity during the three months ended March 31, 2003 consisted of $0.7 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities. Investing activities in 2002 also related to purchases of capital assets.

     Existing sources of liquidity at March 31, 2003 include $12.5 million of cash and cash equivalents and additional funds available under the Company's operating line of credit. At March 31, 2003, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 2003, the Company was not using this line of credit, other than to secure performance guarantees.

     The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company's products, an increase in the length of the sales cycle for the Company's products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company's operating cash flow and liquidity. See the risk factors in Exhibit
99.1 hereto and see "Forward Looking Statements".

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

     As at March 31, 2003 the Company had the following contractual obligations and commercial commitments:

    --------------------------------------------------------------------------------------------------
       Contractual                                   Payments Due by Period
       Obligations
    --------------------------------------------------------------------------------------------------
                               Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                 Year                                        Years
    --------------------------------------------------------------------------------------------------
      Capital Lease        $ 3,768,555        $2,116,635      $1,651,920         -             -
       Obligations
    --------------------------------------------------------------------------------------------------
     Operating Leases      $ 7,279,126        $1,539,678      $2,801,583     $2,203,399     $734,466
    --------------------------------------------------------------------------------------------------
    Total Contractual      $11,047,681        $3,656,313      $4,453,503     $2,203,399     $734,466
       Obligations
    --------------------------------------------------------------------------------------------------

     In addition to these commercial commitments the Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of $516,114 (EUR 501,082) expiring May 31, 2003, $397,760 expiring May 1, 2003, and
$1,187,623 (CAD $1,864,568) expiring October 1, 2003. The Company has pledged an amount equal to the letters of credit as guarantees against its operating line of credit as security.

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

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at March 31, 2003, the Company had no foreign currency forward contracts outstanding.

ITEM 3: QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures as at March 31, 2003. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of March 31, 2003, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the foreign currency sensitive contracts and assets would be approximately $2.5 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

ITEM 4: CONTROLS AND PROCEDURES

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

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II -  OTHER INFORMATION

          ITEM 1. Legal Proceedings

     Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00) .

     On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleged that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit sought payment of the contract balance, plus other damages, interest and attorneys' fees. In late February 2001,
Citizens  filed an answer  and  counterclaim  alleging  that MDSI  breached  the contracts, justifying Citizens' termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys' fees. At Citizens' request, the parties held a mediation on April 2, 2001. Mediation was not successful and both parties began discovery. In October 2002, Citizens filed amended counterclaims alleging fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens sought all actual, special, incidental and consequential damages associated with these counterclaims, in addition to punitive damages, interest and attorneys' fees. In March 2003, Citizens submitted an expert report estimating that Citizens had incurred approximately $6.1 million in damages due to lost productivity and direct costs, and that Citizens may be entitled to additional contractual penalties from MDSI of approximately $1.1 million. MDSI disputed these counterclaims and believes them to be without merit. On April 16, 2003 the Company received notice that Citizens reached a settlement on its breach of contract and warranty claims with MDSI's insurer as discussed below, which settles Citizens claims for refunds under the contract and any contractual or consequential damages. This settlement will not result in the Company recording any charge to earnings, as discussed below.

     On March 5, 2003, the court granted Citizens' motion for summary judgment, dismissing MDSI's claims for lack of sufficient evidence of damages. MDSI filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied MDSI's motion.

     On March 26, 2003, the court granted MDSI's motion for partial summary judgment, finding that Citizens breached the professional services agreement by wrongfully terminating the agreement. On April 8, the court granted MDSI's motion for summary judgment, dismissing Citizens' fraud and negligent misrepresentation counterclaims.

     MDSI tendered the prosecution of its claim and the defense of Citizens' counterclaims to its insurance company. The insurance company accepted the claims under a reservation of rights. The trial started on April 7, 2003 in Texas District Court Collin County. On April 16, 2003, during the trial, the Company was informed that its insurer, reached an agreement with Citizens to settle Citizens' breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by the insurance company. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed the Company's claims on summary judgment for lack of sufficient evidence of damages and Citizens' right to appeal the court's ruling that dismissed Citizens' counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal.

     The Company intends to expense the costs of ongoing attorney's fees and costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred.

     MDSI believes that its claims against Citizens are strong and it intends to vigorously pursue its claims for damages on appeal. If, contrary to MDSI's expectations, MDSI is not successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely effected. See the "Litigation" risk factor in Exhibit 99.1 and see "Forward-Looking Statements".

     From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

For Items 2, 3, 4 and 5 there was no reportable information for the three months ended March 31, 2003.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

     Exhibit
     Number         Description
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
      3.1(1)        Articles of Incorporation of the Company
      3.2(1)        Articles of Amendments of the Company
      3.3(1)        By-laws of the Company
      4.1(1)        Form of Common Share Certificate
     10.1(2)(3)     2000 Stock Option Plan
     10.2(1)        Form of  Indemnification  Agreement  between the Company and certain officers of the Company
     10.3(1)        Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
     10.4(2)(4)     Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe
     10.5(2)(4)     Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew
     10.6(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin
     10.7(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
     10.8(5)        Lease  dated  May  14,  1999   between   California   Public
                    Employees'  Retirement System and Mobile Data Solutions Inc.
                    a subsidiary of the Company
     10.9(5)        Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
     10.10(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann
     10.11(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller
     10.12(2)(6)    Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
     10.13(2)(7)    2002 Stock Purchase Plan
     10.14(8)       Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
     10.15(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller
     10.16(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
     10.17(8)       $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
     10.18(8)       Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
     10.19(2)(9)    Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
     10.20(2)(9)    Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
     10.21(2)(9)    Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
     10.22(2)       Employment  Agreement  dated  September 12, 2001 between the
                    Company and Walter J. Beisheim
     99.1           Risk Factors
     99.2           Certification of Chief Executive  Officer in connection with the Company's  Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
     99.3           Certification of Chief Financial  Officer in connection with the Company's  Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
-------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.

     (b)  Reports on Form 8-K

     The Company furnished a Form 8-K on March 31, 2003 pursuant to Item 9 attaching the certifications of the Company's Chief Executive Officer and Chief Financial Officer made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Quarterly Report on Form 10-Q filed on March 31, 2003. The information in a Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Exchange Act.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MDSI MOBILE DATA SOLUTIONS INC.


Date:  May 15, 2003          By:  /s/ Erik Dysthe
                                  ---------------------------------------
                                  Name:    Erik Dysthe
                                  Title:   President, Chief Executive Officer,
                                           Chairman of the Board and Director




Date:  May 15, 2003          By:  /s/ Verne D. Pecho
                                  ---------------------------------------
                                  Name:    Verne D. Pecho
                                  Title:   Vice President Finance &
                                           Administration and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003


                                            /s/ Erik Dysthe
                                            ------------------------------------
                                            Erik Dysthe
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 15, 2003


                                            /s/ Verne D. Pecho
                                            ------------------------------------
                                            Verne D. Pecho
                                            Vice President Finance &
                                            Administration and Chief Financial
                                            Officer