Form 10-Q
period 2003-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2003-08-14
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

        The number of outstanding shares of the Registrant's
common stock, no par value, at August 13, 2003 was 8,204,666.

MDSI Mobile Data Solutions Inc.

INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2003

Part I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	As at

	June 30,	December 31,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 13,705,616	$ 11,016,945
Accounts receivable, net

Trade (net of allowance for doubtful accounts $2,483,764; 2002 - $2,506,614)	9,984,143	6,705,088
Unbilled	3,415,088	5,347,993
Prepaid expenses and other assets	1,013,275	1,552,236

	28,118,122	24,622,262

CAPITAL ASSETS, NET	8,921,549	9,798,087

LONG TERM RECEIVABLE (note 6(a))	2,749,860	2,749,860

DEFERRED INCOME TAXES	364,640	534,640

TOTAL ASSETS	$ 40,154,171	$ 37,704,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,479,692	$ 1,777,465
Accrued liabilities (note 5)	4,101,023	3,300,113
Income taxes payable	641,597	602,717
Deferred revenue	10,404,850	7,503,613
Current obligations under capital lease	1,896,817	2,073,906

	18,523,979	15,257,814

OBLIGATIONS UNDER CAPITAL LEASES	1,301,155	1,913,538

	19,825,134	17,171,352

STOCKHOLDERS' EQUITY
Common stock	44,285,544	44,208,511
Additional paid-up capital	2,222,128	2,222,128
Deficit	(25,488,531)	(25,207,038)
Accumulated other comprehensive loss	(690,104)	(690,104)

	20,329,037	20,533,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 40,154,171	$ 37,704,849

Commitments and Contingencies (note 6)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

REVENUE
Software and services	$ 8,341,170	$ 4,885,062	$ 16,191,829	$ 10,692,155
Maintenance and support	3,268,744	2,866,478	5,871,131	5,423,551
Third party products and services	611,937	279,431	2,464,682	515,821

	12,221,851	8,030,971	24,527,642	16,631,527

DIRECT COSTS	5,638,356	3,490,743	11,566,460	7,121,062

GROSS PROFIT	6,583,495	4,540,228	12,961,182	9,510,465

OPERATING EXPENSES
Research and development	1,418,925	1,498,948	2,697,951	2,958,983
Sales and marketing	2,884,236	3,912,177	5,832,179	6,326,070
General and administrative	1,612,857	1,529,565	3,182,923	3,194,007
Strategic expenses (note 8)	825,120	--	825,120	--

	6,741,138	6,940,690	12,538,173	12,479,060

OPERATING (LOSS) INCOME	(157,643)	(2,400,462)	423,009	(2,968,595)
OTHER (EXPENSE) INCOME	(208,491)	86,032	(461,110)	162,264

LOSS FROM CONTINUING OPERATIONS
BEFORE TAX PROVISION	(366,134)	(2,314,430)	(38,101)	(2,806,331)

INCOME TAX EXPENSE (RECOVERY) FROM
CONTINUING OPERATIONS	137,644	(688,919)	243,392	(814,619)

NET LOSS FROM CONTINUING OPERATIONS	(503,778)	(1,625,511)	(281,493)	(1,991,712)
INCOME FROM DISCONTINUED OPERATIONS (note 2)	--	22,196	--	108,612

NET LOSS FOR THE PERIOD	(503,778)	(1,603,315)	(281,493)	(1,883,100)
DEFICIT, BEGINNING OF PERIOD	(24,984,753)	(24,071,566)	(25,207,038)	(23,791,781)

DEFICIT, END OF PERIOD	$(25,488,531)	$(25,674,881)	$(25,488,531)	$(25,674,881)

Loss per common share
Loss from continuing operations
Basic	$ (0.06)	$ (0.18)	$ (0.03)	$ (0.23)

Diluted	$ (0.06)	$ (0.18)	$ (0.03)	$ (0.23)

Net Loss
Basic	$ (0.06)	$ (0.18)	$ (0.03)	$ (0.21)

Diluted	$ (0.06)	$ (0.18)	$ (0.03)	$ (0.21)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (503,778)	$(1,625,511)	$ (281,493)	$(1,991,712)
Items not affecting cash:
Depreciation	771,853	763,613	1,502,614	1,437,204
Deferred income taxes	170,000	(170,000)	170,000	(170,000)
Changes in non-cash operating working
capital items (note 7)	1,237,229	(301,352)	2,636,065	(176,067)

Net cash provided by (used in) operating activities	1,675,304	(1,333,250)	4,027,186	(900,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Shares	3,966	26,912	77,033	239,076
Repayment of capital leases	(318,915)	(466,096)	(789,472)	(974,896)

Net cash used by financing activities	(314,949)	(439,184)	(712,439)	(735,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(203,983)	(474,516)	(626,076)	(685,410)

Net cash used in investing activities	(203,983)	(474,516)	(626,076)	(685,410)

Net cash provided by (used for) Continuing operations	1,156,372	(2,246,950)	2,688,671	(2,321,805)

Net cash used for discontinued operations (note 2)	--	(58,942)	--	(312,709)

NET CASH INFLOW (OUTFLOW)	1,156,372	(2,305,892)	2,688,671	(2,634,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,549,244	12,847,458	11,016,945	13,176,080

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,705,616	$ 10,541,566	$ 13,705,616	$ 10,541,566

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002 the Company entered into two capital lease arrangements for the gross amount of $2,922,078 for newly purchased capital assets. As a result of these arrangements the Company did not incur cash outlays to purchase these assets but will pay lease obligations with interest accruing at interest rates of up to 9.5% over terms of up to three years. Since these asset purchases in 2002 are non cash transactions, the gross amount of the leases have been excluded from both the Acquisition of Capital Assets and Proceeds from Capital Leases line items for the year ended December 31, 2002, and instead only the principal portion of repayments are included as repayment of capital leases in the period in which they are paid.

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the “Company” or “MDSI”) filed on Form 10-K for the year ended December 31, 2002.

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

(c)	Reporting currency and other comprehensive income

The Company changed its reporting currency to the U.S. dollar effective January 1, 2000. The change in reporting currency was made to improve investors’ ability to compare the Company’s results with those of most other publicly traded businesses in the industry. These consolidated financial statements and those amounts previously reported in Canadian dollars have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the reporting period. Any resulting foreign exchange gains and losses are recorded as a separate component of shareholder equity and described as accumulated other comprehensive income (loss). There was no other comprehensive income (loss) for any of the periods presented in this report.

(d)	Recently issued accounting standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that this will have a material impact on the Company’s financial statements.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Recently issued accounting standards

In April 2003 FASB issued Statement No. 149 (“SFAS 149”), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, subject to certain exceptions, for hedging relationships designated after June 30, 2003.

The Company will adopt the provisions of SFAS 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company is currently evaluating the effect that the adoption of SFAS 149 will have on its results of operations and financial condition.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have an material impact on the results of operations and financial condition of the Company.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company’s financial statements for the three or six month period ended June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. Although the disclosure provisions of FIN 45 previously were adopted by the Company, the recognition provisions of FIN 45 became effective as of January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

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

The following pro forma financial information presents the net loss for the quarter and loss per common share had the Company adopted the fair value method pursuant to Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss for the period	$ (727,834)	$ (1,717,940)	$ (722,388)	$ (2,299,596)

Basic and fully diluted loss per
common share	$ (0.09)	$ (0.19)	$ (0.09)	$ (0.26)

Using the fair value method for stock-based compensation, additional compensation costs of approximately $224,056 would have been recorded for the three months ended June 30, 2003 (2002 — $114,625), and $440,894 would have been recorded for the six months ended June 30, 2003 (2002 — $307,884). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized volatility of the Company’s share price of 73% and a weighted average annualized risk free interest rate at 2.7%.

2.	DISCONTINUED OPERATIONS

During June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria), to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares of MDSI that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria’s option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. As at June 30, 2003 the entire amount of the prepaid hosting services has been amortized to income. The Company recognized a gain of $12,419 on the disposal of Connectria during the quarter ended June 30, 2002. Connectria represented a significant segment of the Company’s business.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

2.	DISCONTINUED OPERATIONS (continued)

Summarized financial information of the discontinued operations is as follows:

Results of discontinued operations	Three months ended,

	June 30, 2003	June 30, 2002

Revenues	$ --	$ 2,417,890
Income before income taxes	--	22,196
Income tax	--	--

	--	22,196
Income on disposal net of income taxes	--	--

Income from discontinued operations	$ --	$ 22,196

Results of discontinued operations	Six months ended,

	June 30, 2003	June 30, 2002

Revenues	$ --	$ 5,058,101
Income before income taxes	--	108,612
Income tax	--	--

	--	108,612
Income on disposal
net of income taxes	--	--

Income from discontinued operations	$ --	$ 108,612

Cash flows of discontinued operations	Three months ended,

	June 30, 2003	June 30, 2002

Operating activities	$ --	$ 162,441
Investing activities	--	(144,882)
Financial activities	--	(76,501)

Cash used for discontinued operations	$ --	$ (58,942)

Cash flows of discontinued operations	Six months ended,

	June 30, 2003	June 30, 2002

Operating activities	$ --	$ (51,500)
Investing activities	--	(43,775)
Financial activities	--	(217,434)

Cash used for discontinued operations	$ --	$ (312,709)

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

The Company earned revenue from sales to customers in the following geographic locations:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Canada	$ 547,429	$ 243,774	$ 826,266	$ 494,904
United States	5,984,580	5,616,244	11,343,063	12,050,033
Europe, Middle East and Africa	5,544,258	2,001,552	11,931,347	3,917,189
Asia and other	145,584	169,401	426,966	169,401

	$12,221,851	$ 8,030,971	$24,527,642	$16,631,527

Major customers

During the three months ended June 30, 2003 revenue from two customers accounted for approximately 19.8% and 17.5%, respectively, of total revenue. During the six months ended June 30, 2003 revenue from two customers accounted for approximately 20.1% and 19.6%, respectively, of total revenue. For the three and six months ended June 30, 2002 one customer did not account for greater than 10% of total revenue.

4.	EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In periods for which there is a reported net loss, potentially dilutive securities have been excluded from the calculation, as their effect would be anti-dilutive.

The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Basic weighted average shares outstanding	8,202,814	8,843,392	8,194,129	8,784,657
Effect of dilutive securities;
Stock options	--	--	--	--

Diluted weighted average shares outstanding	8,202,814	8,843,392	8,194,129	8,784,657

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

5.	RESTRUCTURING CHARGE

During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash writedown of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(5,071,166)

Accrued restructuring charges included
in accrued liabilities at June 30, 2003	$ 1,034,761

Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

The Company has recorded a $1.9 million provision relating to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.9 million of cash costs relating to this provision leaving an accrual of $1.0 million remaining as at June 30, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

6.	COMMITMENTS AND CONTINGENCIES

(a)	Contingency

The Company is involved in a dispute with a customer. The Company filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due of approximately $3.7 million. The suit sought payment of the contract balance, plus other damages, interest and attorneys’ fees. The customer filed an answer and counterclaim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. In addition, the customer’s counterclaims alleged fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. The customer sought all actual, special, incidental and consequential damages associated with these counterclaims in addition to punitive damages, interest and attorneys’ fees.

On March 5, 2003, the court granted the customer’s motion for summary judgment, dismissing the Company’s claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company’s motion. On March 26, 2003, the court granted the Company’s motion for partial summary judgment, finding that the customer wrongfully terminated the professional services agreement. On April 8, 2003,

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (continued)

(a)	Contingency (continued)

the court granted the Company’s motion for summary judgment, dismissing the customer’s counterclaims for fraud and negligent misrepresentation.

The Company tendered defense of the customer’s counterclaims to its insurance company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with the customer to settle the customer’s breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company’s right to appeal the court’s ruling that dismissed the Company’s claims on summary judgment for lack of sufficient evidence of damages and the customer’s right to appeal the court’s ruling that dismissed the customer’s counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 28, 2003 the customer appealed the court’s motion for summary judgment that dismissed the customer’s counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by the customer for fraud and negligent misrepresentation. The Company believes that collection of monies due from the customer is not likely to occur within one year and as a result has classified the amounts due from the customer of approximately $3.7 million as a long term receivable. Due to the uncertain nature of the receivable the Company recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company’s financial statements to address any payment to the customer if the customer is successful in any appeal and subsequent trial on its fraud and negligent misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company’s financial condition and results of operations would be materially adversely affected.

From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

(b)	Guarantee

As part of the disposition agreement with Connectria Corporation, Connectria is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.2 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations should Connectria default on a payment. Based on management’s estimates, the Company does not anticipate having to make payments in connection with these guarantees and accordingly no amounts have been accrued as a liability in the financial statements.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (continued)

(c)	Commitment

The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company is also required to furnish a performance guarantee equal to approximately 5% of such amount. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation and support services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.

7.	CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Accounts Receivable	$(2,368,345)	$(1,328,031)	$(1,346,150)	$ 1,146,568

Prepaid expenses	112,976	279,847	538,961	332,178

Income taxes payable	36,066	13,077	38,880	(216,064)

Accounts payable and accrued liabilities	1,306,286	46,230	503,137	(1,175,934)

Deferred revenue	2,150,246	687,525	2,901,237	(262,815)

	$ 1,237,229	$ (301,352)	$ 2,636,065	$ (176,067)

8.	STRATEGIC EXPENSES

Strategic expenses consist of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the three months ended June 30, 2003.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company’s dependence upon large contracts and relative concentration of customers, the failure of MDSI to effectively control levels of operating expenses, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI’s competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Restructuring

        The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions, have elected to not purchase the Company’s products, or have sought to terminate existing contracts for the Company’s products and services. As a result, the Company’s results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, particularly the timing and receipt of significant orders. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions and general trends are likely to continue to affect demand for the Company’s products and services throughout the remainder of 2003, particularly demand for software and related services. See the risk factors attached to Exhibit 99.1 hereto and “Forward-Looking Statements”. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

         In order to address the uncertainties caused by these economic trends, MDSI announced in 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings were realized by reduced salary and payroll costs, and the remaining savings were realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company exceeded the estimated quarterly savings.

        In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash writedown of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(5,071,166)

Accrued restructuring charges included
in accrued liabilities at June 30, 2003	$ 1,034,761

        Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures for these items are expected to be incurred.

        The Company’s remaining restructuring accruals relate to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.9 million of cash costs relating to this provision leaving an accrual of $1.0 million remaining as at June 30, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

Field Service Business

        The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI’s Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization’s existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company’s larger contracts only a limited number of the mobile computing devices and in-vehicle equipment are installed initially, with the balance implemented over a rollout period that may extend up to one year or more. Where increases in mobile workforces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed, which may result in additional revenue for the Company. See “Forward-Looking Statements.”

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

        During 2001, MDSI decided not to continue pursuing opportunities in the Public Safety market. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and this market did not represent a material portion of MDSI’s revenues. On May 24, 2002 the Company entered into an agreement with Datamaxx Applied Technologies Inc. (“Datamaxx”), granting exclusive license to Datamaxx for MDSI’s Public Safety products in North America, and non exclusive license rights for these products outside North America. The Company also assigned its existing contracts in the Public Safety market to Datamaxx. MDSI will receive royalty payments under the agreement for any license and implementation revenue earned by Datamaxx in relation to the licensed products, subject to a maximum royalty payout of $1,500,000. As a result of this licensing agreement, the Company has now exited the Public Safety market, and all employees related to the Public Safety market were terminated prior to June 30, 2002.

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

        As a result of its decision to dispose of Connectria, MDSI has treated this business segment as a discontinued operation and the results of operations, financial position and changes in cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company’s results of operations excludes Connectria from the corresponding prior periods.

Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that this will have a material impact on the Company's financial statements.

        In April 2003 FASB issued Statement No. 149 ("SFAS 149"), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

        SFAS 149 is effective for contracts entered into or modified after June 30, 2003, subject to certain exceptions, and for hedging relationships designated after June 30, 2003.

        The Company will adopt the provisions of SFAS 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company is currently evaluating the effect that the adoption of SFAS 149 will have on its results of operations and financial condition.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the results of operations and financial condition of the Company.

        In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company’s financial statements for the three or six month period ended June 30, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. Although the disclosure provisions of FIN 45 previously were adopted by the Company, the recognition provisions of FIN 45 became effective as of January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

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

Accounts Receivable

        The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regard to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At June 30, 2003, the allowance for doubtful accounts was $3.5 million, composed of $2.5 million relating to current trade receivables and $1.0 million relating to a long term receivable. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

Revenue Recognition — Percentage Completion

        The Company uses estimates based on inputs to determine the percentage completion of its software and service implementation contracts and thus its revenue recognition. Under the percentage-of-completion method, sales and gross profit are recognized as the work is performed based on the relationship between costs incurred and the total estimated costs of completion. These estimates and contracts are reviewed regularly and are adjusted prospectively to reflect the Company’s best estimate at the time. Provision for estimated losses on contracts are recorded when identifiable. The Company’s assumptions used to form these estimates may be proven to be erroneous and materially different outcomes may result.

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

Contingencies

        The Company is involved in a dispute with Citizens Telcom Services Co., L.L.C. The Company filed suit against Citizens alleging that Citizens had breached a series of contracts, and failed to pay sums due. Citizens filed an answer and counterclaim alleging the Company breached the contracts, entitling Citizens to repayment of all sums paid to the Company of approximately $3.5 million. In addition, Citizens’ counterclaims alleged fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens sought all actual, special, incidental and consequential damages associated with these counterclaims, in addition to punitive damages, interest and attorneys’ fees.

        On March 5, 2003, the court granted Citizens’ motion for summary judgment, dismissing the Company’s claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company’s motion. On March 26, 2003, the court granted the Company’s motion for partial summary judgment, finding that Citizens wrongfully terminated the professional services agreement. On April 8, 2003, the court granted the Company’s motion for summary judgment on the Citizens’ counterclaims for fraud and negligent misrepresentation.

        The Company tendered defense of the customer’s counterclaims to its insurance company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with Citizens to settle Citizens’ breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company’s right to appeal the court’s ruling that dismissed the Company’s claims on summary judgment for lack of sufficient evidence of damages and Citizens’ right to appeal the court’s ruling that dismissed Citizens’ counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 28, 2003 Citizens appealed the court’s motion for summary judgment that dismissed Citizens’ counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

        The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by Citizens for fraud and negligent misrepresentation. The Company has classified the $3.7 million receivable from Citizens as a long term receivable on its consolidated balance sheet as of June 30, 2003, and due to the uncertain nature of the receivable has recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company’s financial statements to address any payment to the customer if Citizens is successful in any appeal and subsequent trial on its fraud and negligent misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company’s financial condition and results of operations would be materially adversely affected. See the “Litigation” risk factor in Exhibit 99.1 hereto and see “Forward-Looking Statements”.

Results of Operations

        The Company’s net loss was $0.5 million for the three months ended June 30, 2003. This compares to a net loss of $1.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company had a net loss of $0.3 million, compared to a net loss of $1.9 million for the six months ended June 30, 2002. The reduction in net loss for both comparative periods is due primarily to increased revenues derived from several significant contracts, partially offset by increased direct costs relating to the significant contracts, and strategic expenses incurred in the second quarter of 2003.

        The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

REVENUE
Software and services	68.2%	60.8%	66.0%	64.3%
Maintenance and support	26.8%	35.7%	23.9%	32.6%
Third party products and services	5.0%	3.5%	10.1%	3.1%

	100%	100%	100%	100%
DIRECT COSTS	46.1%	43.5%	47.2%	42.8%

GROSS PROFIT	53.9%	56.5%	52.8%	57.2%

OPERATING EXPENSES
Research and development	11.6%	18.7%	11.0%	17.8%
Sales and marketing	23.6%	48.7%	23.8%	38.0%
General and administrative	13.2%	19.1%	13.0%	19.2%
Strategic expenses	6.8%	--	3.4%	--

	55.2%	86.5%	51.1%	75.0%

OPERATING (LOSS) INCOME	(1.3)%	(30.0)%	1.7%	(17.9)%
OTHER (EXPENSE) INCOME	(1.7)%	1.1%	(1.9)%	1.0%

LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(3.0)%	(28.9)%	(0.2)%	(16.9)%
PROVISION
INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING
OPERATIONS	1.1%	(8.6)%	1.0%	(4.9)%

NET LOSS FROM CONTINUING OPERATIONS	(4.1)%	(20.3)%	(1.2)%	(12.0)%
INCOME FROM DISCONTINUED OPERATIONS	--	0.3%	--	0.7%

NET LOSS FOR THE PERIOD	(4.1)%	(20.0)%	(1.2)%	(11.3)%

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

         Revenue.  Revenue increased by $4.2 million or 52.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the second quarter of 2003 relative to the same period in 2002.

        Software and services revenue increased by $3.5 million or 70.8% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into over the last year, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company recognized only an insignificant amount of revenue from one of these contracts for the three months ended June 30, 2002 and therefore the Company’s Software and Service revenues have significantly increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. “See Forward Looking Statements”. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenue were $3.3 million for the three months ended June 30, 2003 as compared to $2.9 million for the three months ended June 30, 2002. Maintenance and support revenue has increased primarily due to an agreement being reached with a customer during the three months ended June 30, 2003 that resulted in past support revenues deferred due to uncertainty of collection being recognized during the current period. Maintenance and support revenue has also increased due to the growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

        Third party products and services revenue increased by $0.3 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin, in connection with one particular contract, and therefore expects that future revenues from third party products and services will increase in the near term. For the three months ended June 30, 2003 approximately $0.3 million of these third party services were provided, as compared to $ nil for the three months ended June 30, 2002. See “Forward-Looking Statements.”

        Direct Costs. Direct costs were 46.1% of revenue for the three months ended June 30, 2003, compared to 43.5% for the three months ended June 30, 2002. Direct costs include labor and other costs directly related to a project including those related to the ongoing provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred as the Company has recently agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See “Forward-Looking Statements.”

        Gross Margins. Gross margins were 53.9% of revenue for the three months ended June 30, 2003, compared to 56.5% for the three months ended June 30, 2002. The decrease in gross margins as a percentage of revenue relates primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $0.3 million in third party revenues and costs related to this project and as a result of this work, the Company’s gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. See “Forward-Looking Statements.”

        Research and Development. Research and development expenses were $1.4 million, or 11.6% of revenue, for the three months ended June 30, 2003, compared to $1.5 million, or 18.7% of revenue, for the three months ended June 30, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See “Forward-Looking Statements”.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002 (continued)

        Sales and Marketing. Sales and marketing expenses were $2.9, million or 23.6% of revenue, for the three months ended June 30, 2003 compared to $3.9 million, or 48.7% of revenue, for the three months ended June 30, 2002. The decrease in expenses was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in the second quarter of 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative. General and administrative expenses were $1.6 million, or 13.2% of revenue, for the three months ended June 30, 2003 compared to $1.5 million, or 19.1% of revenue, for the three months ended June 30, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See “Forward-Looking Statements”.

        Strategic expenses. Strategic expenses were approximately $0.8 million, or 6.8% of revenue, for the three months ended June 30, 2003. The Company did not incur any strategic expenses in the three months ended June 30, 2002. Strategic expenses consisted of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the quarter. The Company expects it will from time to time consider strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses or whether the Company will be successful in negotiating a successful transaction. See “Forward-Looking Statements.” The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party’s expenses in its own financial statements.

        Other (Expense) Income. Other (expense) income was ($0.2) million for the three months ended June 30, 2003 as compared to approximately $86,000 for the three months ended June 30, 2002. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company’s foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

        Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the three months ended June 30, 2003 and 2002 at rates of 30.0% and (29.8%) respectively, after adjusting for strategic expenses incurred in the current period. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization of the benefit.

        Income (loss) from Discontinued Operations.   During the three months ended June 30, 2002 the Company announced its intention to divest its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, the historical results of operations for Connectria have been presented as Discontinued Operations. Income from Discontinued Operations for the three months ended June 30, 2002 was $22,000. As the transaction was completed in July of 2002, all assets and liabilities of Connectria were liquidated by the end of July 2002 and no income or loss was incurred from Discontinued Operations during the current period.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

         Revenue.  Revenue increased by $7.9 million or 47.4% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the first six months of 2003 relative to the same period in 2002.

        Software and services revenue increased by $5.5 million or 51.4% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into during the year ended December 31, 2002 representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company earned only an insignificant amount of revenue from one of these contracts for the six months ended June 30, 2002 and therefore the Company’s software and service revenue has significantly increased for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. See “Forward Looking Statements”. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenue in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenues were $5.9 million for the six months ended June 30, 2003 as compared to $5.4 million for the six months ended June 30, 2002. Maintenance and support revenues have increased primarily due to growth in the Company’s installed customer base. Maintenance and support revenues have also increased due to an agreement being reached with a customer during the current period that resulted in past support revenues deferred due to uncertainty of collection being recognized as revenue during the current period. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

        Third party products and services revenue increased by $1.9 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Third party products and services revenue increased primarily due to the Company agreeing to supply a large amount of third party services at no margin in connection with one particular contract. For the six months ended June 30, 2003 approximately $1.4 million of these third party services were provided, as compared to $ nil for the six months ended June 2002. See “Forward Looking Statements.”

        Direct Costs. Direct costs were 47.2% of revenue for the six months ended June 30, 2003, compared to 42.8% for the six months ended June 30, 2002. The increase in direct costs as a percentage of revenue occurred as the Company has recently agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See “Forward-Looking Statements.”

        Gross Margins. Gross margins were 52.8% of revenue for the six months ended June 30, 2003, compared to 57.2% for the six months ended June 30, 2002. The decrease in gross margins as a percentage of revenue relates primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.4 million in third party revenues and costs related to this project and as a result of this work, the Company’s gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. “See “Forward-Looking Statements.”

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002 (continued)

        Research and Development. Research and development expenses were $2.7 million, or 11.0% of revenue, for the six months ended June 30, 2003, compared to $3.0 million, or 17.8% of revenue, for the six months ended June 30, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing. Sales and marketing expenses were $5.8 million, or 23.8% of revenue, for the six months ended June 30, 2003, compared to $6.3 million, or 38.0% of revenue, for the six months ended June 30, 2002. The decrease in expenditures in the current period was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative. General and administrative expenses were $3.2 million, or 13.0% of revenue, for the six months ended June 30, 2003, as compared to $3.2 million, or 19.2% of revenue, for the six months ended June 30, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See “Forward-Looking Statements”.

        Strategic expenses. Strategic expenses were approximately $0.8 million, or 3.4% of revenue, for the six months ended June 30, 2003. The Company did not incur any strategic expenses in the six months ended June 30, 2002. Strategic expenses consisted of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the period. The Company expects it will from time to time consider strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses or whether the Company will be successful in negotiating a successful transaction. See “Forward-Looking Statements.” The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party’s expenses in its own financial statements.

        Other (Expense) Income. Other (expense) income was ($0.5) million for the six months ended June 30, 2003 as compared to approximately $162,000 for the six months ended June 30, 2002. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company’s foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

        Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the six months ended June 30, 2003 and 2002 at rates of 30.9% and (29.0%) respectively, after adjusting for strategic expenses incurred in the current period. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization of the benefit.

        Income (loss) from Discontinued Operations.   During the six months ended June 30, 2002 the Company announced its intention to divest its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, the historical results of operations for Connectria have been presented as Discontinued Operations. Income from Discontinued Operations for the six months ended June 30, 2002 was $109,000. As the transaction was completed in July of 2002, all assets and liabilities of Connectria were liquidated by the end of July 2002 and no income or loss was incurred from Discontinued Operations during the current period.

Liquidity and Capital Resources

        The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At June 30, 2003, the Company had cash and cash equivalents of $13.7 million and working capital of $9.6 million.

        Cash provided by operating activities was $4.0 million for the six months ended June 30, 2003 compared to $(0.9) million for the six months ended June 30, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $1.5 million, is due to a net decrease in non-cash working capital items of $2.6 million and a decrease in deferred income tax receivable of $0.2 million offset by a net loss for the six months ended June 30, 2003 of $0.3 million. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables, and an increase in deferred revenue, partially offset by an increase in trade accounts receivable. The decrease in unbilled trade receivables and increase in deferred revenue are due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in trade receivables is a result of increased billings during the six months ended June 30, 2003.

        The Company maintains as at June 30, 2003 a provision of $3.5 million with respect to doubtful accounts, including $1.0 million classified as non-current. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regard to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

        The Company is currently involved in a dispute with a customer, and as the Company had determined it is not likely to collect the amounts within one year, it had previously reclassified $3.7 million in accounts receivable as long term. As part of its total $3.5 million dollar doubtful accounts provision, the Company has, in a prior period, recorded an allowance of $1.0 million, against this receivable given the uncertain nature of collection. The Company is currently involved in litigation to collect the amounts due. The nature and amount of the Company’s claims, the customer’s counterclaims and recent developments in the litigation are described more fully under Part II, Item 1 of this Quarterly Report. The Company intends to expense the costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company’s financial condition and results of operations could be materially adversely affected. There is currently no provision in the Company’s financial statements to address any payment to the customer with respect to these counterclaims as the Company, after consultation with counsel, views this to be an unlikely event. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. If the Company is not successful in the litigation, the Company’s financial position, results of operations, and liquidity would be materially adversely affected. See the “Litigation” risk factor in Exhibit 99.l hereto and see “Forward-Looking Statements”.

        Cash used by financing activities of $712,000 during the six months ended June 30, 2003 primarily relates to $789,000 in repayments of capital leases made during the six months, partially offset by proceeds of $77,000 from the issuance of shares under the employee share purchase plan and exercise of employee stock options. The capital leases are to be repaid over a 36 month period ending June 2005, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

        Cash used in investing activities was $0.6 million for the six months ended June 30, 2003 as compared to $0.7 million for the six months ended June 30, 2002. Total investing activity during the six months ended June 30, 2003 consisted of $0.6 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities. Investing activities in 2002 also related to purchases of capital assets.

        Existing sources of liquidity at June 30, 2003 included $13.7 million of cash and cash equivalents and additional funds available under the Company’s operating line of credit. At June 30, 2003, the Company’s borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.5%. At June 30, 2003, the Company was not using this line of credit, other than to secure performance guarantees.

        The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company’s products, an increase in the length of the sales cycle for the Company’s products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company’s operating cash flow and liquidity. See the risk factors in Exhibit 99.1 hereto and see “Forward Looking Statements”.

        The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. See “Forward Looking Statements”.

        As at June 30, 2003 the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease	$3,501,839	$1,874,710	$1,627,129	--	--
Obligations
Operating Leases	$7,281,090	$1,549,820	$2,871,612	$2,366,614	$493,044

Total Contractual Obligations	$10,782,929	$3,424,530	$4,498,741	$2,366,614	$493,044

        In addition to these commercial commitments the Company has provided, as performance bonds, an irrevocable revolving letter of credit in the amount of, $1,381,161 (CDN $1,864,568) expiring October 1, 2003. The Company has pledged an amount equal to the letter of credit as guarantees against its operating line of credit as security.

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company will be required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company is required to furnish a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation and support services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.

Derivative Financial Instruments

        The Company generates a significant portion of sales from sales to customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidiary and are typically denominated in either U.S. dollars, Euros or British pounds. The Company also incurs a significant portion of expenses outside the United States, principally in Canada and Europe, which are typically denominated in Canadian dollars, Euros or British pounds. The Company’s international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company’s financial results.

        The Company’s foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at June 30, 2003, the Company had no foreign currency forward contracts outstanding.

ITEM 3: QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company’s net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures as at June 30, 2003. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

        As of June 30, 2003, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the Company’s foreign currency sensitive contracts and assets would be approximately $3.9 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies to which the Company is exposed would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

ITEM 4:    CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

        There were no changes made in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Mobile Data Solutions Inc. v. Citizens Telecom Services Co., L.L.C. - U.S. District Court, Texas District Court Collin County - 366 Judicial District (Docket No. 366-01914-00).

        On November 22, 2000, MDSI filed suit in Texas District Court Collin County against Citizens Telecom Services Co., L.L.C., generally alleging that Citizens breached a series of contracts dated October 15, 1998. The suit alleged that Citizens has wrongfully terminated the contracts and failed to pay sums due of approximately $3.7 million. The suit sought payment of the contract balance, plus other damages, interest and attorneys’ fees. In late February 2001, Citizens filed an answer and counterclaim alleging that MDSI breached the contracts, justifying Citizens’ termination of the contracts and entitling Citizens to repayment of all sums paid to MDSI of approximately $3.5 million in addition to interest and attorneys’ fees. At Citizens’ request, the parties held a mediation on April 2, 2001. Mediation was not successful and both parties began discovery. In October 2002, Citizens filed amended counterclaims alleging fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. Citizens sought all actual, special, incidental and consequential damages associated with these counterclaims, in addition to punitive damages, interest and attorneys’ fees. In March 2003, Citizens submitted an expert report estimating that Citizens had incurred approximately $6.1 million in damages due to lost productivity and direct costs, and that Citizens may be entitled to additional contractual penalties from MDSI of approximately $1.1 million. MDSI disputed these counterclaims and believes them to be without merit.

        On March 5, 2003, the court granted Citizens’ motion for summary judgment, dismissing MDSI’s claims for lack of sufficient evidence of damages. MDSI filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied MDSI’s motion.

        On March 26, 2003, the court granted MDSI’s motion for partial summary judgment, finding that Citizens wrongfully terminated the professional services agreement. On April 8 2003, the court granted MDSI’s motion for summary judgment, dismissing Citizens’ fraud and negligent misrepresentation counterclaims.

        MDSI tendered the prosecution of its claim and the defense of Citizens’ counterclaims to its insurance company. The insurance company accepted the claims under a reservation of rights. The trial started on April 7, 2003 in Texas District Court Collin County. On April 16, 2003, during the trial, the Company was informed that its insurer, reached an agreement with Citizens to settle Citizens’ breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by the insurance company. The settlement agreement preserved the Company’s right to appeal the court’s ruling that dismissed the Company’s claims on summary judgment for lack of sufficient evidence of damages and Citizens’ right to appeal the court’s ruling that dismissed Citizens’ counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 29, 2003 Citizens appealed the court’s motion for summary judgment, that dismissed Citizens’ counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

        The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by the customer for fraud and negligent misrepresentation.

        MDSI believes that its claims against Citizens are strong and it intends to vigorously pursue its claims for damages on appeal. If, contrary to MDSI’s expectations, MDSI is not successful in its claims against Citizens, the Company may be required to take a $2.7 million dollar charge to earnings. If Citizens is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if Citizens is successful in any appeal and subsequent trial, the Company’s financial condition and results of operations could be materially adversely affected. See the “Litigation” risk factor in Exhibit 99.1 and see “Forward-Looking Statements”.

        From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.

For Items 2 and 3 there was no reportable information for the three months ended June 30, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company’s 2002 Annual General Meeting of Shareholders was held on June 5, 2003. A total of 4,240,780 common shares of the Company were represented in person or by proxy at the meeting, consisting of 51.7% of the total number of common shares of the Company outstanding on April 22, 2003, the record date for the meeting.

        At the meeting, the following directors of the Company were re-elected to serve as directors until the 2003 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for directors:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

Erik Dysthe	4,235,397	1,133	4,250	--	--
Terrence P. McGarty	4,235,345	1,033	4,402	--	--
Robert C. Harris, Jr	4,234,395	1,933	4,452	--	--
Mark Rochefort	4,234,395	1,933	4,452	--	--
Peter Ciceri	4,233,895	2,433	4,452	--	--
David Van Valkenberg	4,234,395	1,933	4,452	--	--

        The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s auditors. The following table sets forth information regarding the voting on the proposal:

Proposal	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

Appointment of Deloitte &	4,234,024	1,233	5,523	--	--
Touche LLP

ITEM 5.   OTHER INFORMATION

        Subsequent to June 30, 2003, Terrence P. McGarty resigned as a director of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description

2	.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

3	.1(1)	Articles of Incorporation of the Company

3	.2(1)	Articles of Amendments of the Company

3	.3(1)	By-laws of the Company

4	.1(1)	Form of Common Share Certificate

10	.1(2)(3)	2000 Stock Option Plan

10	.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company

10	.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

10	.4(2)(4)	Employment Agreement dated March 26, 2001 between the Company and Erik Dysthe

10	.5(2)(4)	Employment Agreement dated May 7, 2001 between the Company and Peter H. Rankin

10	.6(5)	Lease dated October 12, 2001 between Crown Diversified Industries Corporation and Connectria Corporation a subsidiary of the Company

10	.7(5)	Lease dated May 14, 1999 between California Public Employees' Retirement System and Mobile Data Solutions Inc. a subsidiary of the Company

10	.8(5)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

10	.9(2)(6)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho

10	.10(2)(7)	2002 Stock Purchase Plan

10	.11(8)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

10	.12(8)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

10	.13(8)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation

10	.14(8)	$250,000 Promissory Note dated as of June 30, 2002 made by Connectria Corporation in favor of the Company

10	.15(8)	Security Agreement dated as of June 30, 2002 between Connectria Connectria and the Company

10	.16(2)(9)	Employment Agreement dated January 1, 1999 between the Company and Glenn Y. Kumoi

10	.17(2)(9)	Settlement Agreement dated March 15, 2002 between the Company and Gerald F. Chew

10	.18(2)(9)	Settlement Agreement dated May 31, 2002 between the Company and Gene Mastro*

10	.19(2)	Employment Agreement dated September 12, 2001 between the Company and Walter J. Beisheim

31.1		Section 302 Certification of Chief Executive Officer

31.2		Section 302 Certification of Chief Financial Officer

32.1		Section 906 Certification of Chief Executive Officer

32.2		Section 906 Certification of Chief Financial Officer

99.1		Risk Factors

_________________

(1)	Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5)	Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7)	Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8)	Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9)	Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.

    (b)        Reports on Form 8-K

The Company filed a Form 8-K on April 15, 2003 pursuant to Item 7 attaching a press release regarding the Citizens litigation.

The Company furnished a Form 8-K on April 30, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company’s operating results in the first quarter of 2003, a contract signing and settlement of certain claims in the Citizens litigation. The information in a Form 8-K furnished pursuant to Items 9 and 12 shall not be deemed to be filed under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDSI MOBILE DATA SOLUTIONS, INC.

Dated:  August 14, 2003

/s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer Chairman of the Board and Director

Dated:  August 14, 2003

/s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President Finance & Administration: and Chief Financial Officer (Principal Financial and Accounting Officer)