Form 10-Q
period 2003-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2003-11-19
CIK 935497

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

     For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________.


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

              The number of outstanding shares of the Registrant's common stock, no par value, at November 13, 2003 was 8,206,914.

================================================================================


                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2003


                                                                            Page

Part I -  FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS (AS RESTATED)

                     Condensed Consolidated Balance Sheets...................1


                     Condensed Consolidated Statements of Operations.........2

                     Condensed Consolidated Statements of Cash Flows.........3

                     Notes to the Condensed Consolidated Financial
                         Statements..........................................4

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS....................16

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK.................................32

          ITEM 4.    CONTROLS AND PROCEDURES ...............................33

Part II - OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS .....................................34

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................35

SIGNATURES .................................................................37

INTRODUCTORY NOTE


We issued a press release on November 17, 2003, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission ("SEC") on the same date, relating to our intention to restate our consolidated financial statements for fiscal year 2002, the third and fourth quarters of fiscal 2002 and the first and second quarters of fiscal 2003. The effects of this restatement on the condensed consolidated statement of operations for the three months and nine months ended September 30, 2002, the consolidated balance sheet as at December 31, 2002 and the consolidated statement of cash flow for the three and nine months ended September 30, 2003 are presented in Item 1 (Condensed Consolidated Financial
Statements)  and Item 2  (Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations) in Part I of this Form 10-Q for the quarterly period ended September 30, 2003. At the earliest possible time in the fourth quarter of 2003, the Company expects to file with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002. In addition, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months and six months ended March 31, 2003 and June 30, 2003, respectively as reflected in the statements for the nine months ended September 30, 2003 were restated. At the earliest possible time in the fourth quarter of 2003, the Company expects to file with the SEC amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2002, March 31, 2003 and June 30, 2003.

See Notes 1(a) and 9 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliation of previously reported amounts.

Part I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS



                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)




                                                                                      As at
                                                                         September 30,      December 31,
                                                                       -----------------------------------
                                                                              2003              2002
                                                                                            (As restated,
                                                                                             see note 9)
                                                                       ---------------     ---------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $  14,700,688      $  11,016,945
    Accounts receivable, net
       Trade (net of allowance for doubtful accounts $2,593,789;
         2002 - $2,506,614)                                                 6,127,073          6,705,088
       Unbilled                                                             4,554,609          4,778,865
    Prepaid expenses and other assets                                       1,400,014          1,552,236
                                                                       ---------------     ---------------
                                                                           26,782,384         24,053,134

CAPITAL ASSETS, NET                                                         8,472,227          9,798,087

LONG TERM RECEIVABLE (note 6(a))                                            2,749,860          2,749,860

DEFERRED INCOME TAXES                                                         535,375            705,375
                                                                       ---------------     ---------------
TOTAL ASSETS                                                            $  38,539,846      $  37,306,456
                                                                       ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                    $   1,710,904          1,777,465
    Accrued liabilities (note 5)                                            4,683,480          3,300,113
    Income taxes payable                                                      480,922            602,717
    Deferred revenue                                                        9,161,741          7,503,613
    Current obligations under capital lease                                 1,594,703          2,073,906
                                                                       ---------------     ---------------
                                                                           17,631,750         15,257,814

OBLIGATIONS UNDER CAPITAL LEASES                                            1,006,281          1,913,538
                                                                       ---------------     ---------------
                                                                           18,638,031         17,171,352
STOCKHOLDERS' EQUITY
    Common stock                                                           44,288,411         44,208,511
    Additional paid-up capital                                              2,222,128          2,222,128
    Deficit                                                               (25,918,620)       (25,605,431)
    Accumulated other comprehensive loss                                     (690,104)          (690,104)
                                                                       ---------------     ---------------
                                                                           19,901,815         20,135,104
                                                                       ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  39,539,846      $  37,306,456
                                                                       ===============     ===============


Commitments and Contingencies (note 6)


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                   Three months ended September 30,           Nine months ended September 30,
                                                -------------------------------------     ------------------------------------
                                                    2003                  2002                 2003                  2002
                                                                      (As restated,                             (As restated,
                                                                       see note 9)                               see note 9)
                                                ----------------     ----------------     ----------------    ----------------
REVENUE
    Software and services                        $  7,692,584          $  6,303,947         $ 23,461,715        $ 16,996,102
    Maintenance and support                         3,130,842             2,604,604            9,001,973           8,028,155
    Third party products and services               1,474,247             1,608,091            3,938,929           2,123,912
                                                ----------------     ----------------     ----------------    ----------------
                                                   12,297,673            10,516,642           36,402,617          27,148,169

DIRECT COSTS                                        6,102,959             5,001,027           17,669,419          12,122,089
                                                ----------------     ----------------     ----------------    ----------------
GROSS PROFIT                                        6,194,714             5,515,615           18,733,198          15,026,080
                                                ----------------     ----------------     ----------------    ----------------
OPERATING EXPENSES
    Research and development                        1,324,314             1,277,972            4,022,265           4,236,955
    Sales and marketing                             2,436,260             3,029,914            8,268,439           9,355,984
    General and administrative                      1,865,251             1,485,729            5,048,174           4,679,736
    Provision for doubtful accounts                   110,000                     -              110,000                   -
    Strategic expenses (note 8)                             -                     -              825,120                   -
                                                ----------------     ----------------     ----------------    ----------------
                                                    5,735,825             5,793,615           18,273,998          18,272,675
                                                ----------------     ----------------     ----------------    ----------------
OPERATING INCOME (LOSS)                               458,889              (278,000)             459,200          (3,246,595)
OTHER (EXPENSE) INCOME                                (81,283)               70,509             (542,393)            232,773
                                                ----------------     ----------------     ----------------    ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE TAX PROVISION                                377,606              (207,491)             (83,193)         (3,013,822)

INCOME TAX EXPENSE (RECOVERY) FROM
  CONTINUING OPERATIONS                               113,374               (53,795)             229,996            (868,414)
                                                ----------------     ----------------     ----------------    ----------------
NET INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                         264,232              (153,696)            (313,189)         (2,145,408)

INCOME FROM DISCONTINUED OPERATIONS
   (note 2)                                                 -                12,419                    -             121,031
                                                ----------------     ----------------     ----------------    ----------------
NET INCOME (LOSS) FOR THE PERIOD                      264,232              (141,277)            (313,189)         (2,024,377)

DEFICIT, BEGINNING OF PERIOD                      (26,182,852)          (25,674,881)         (25,605,431)        (23,791,781)
                                                ----------------     ----------------     ----------------    ----------------
DEFICIT, END OF PERIOD                           $(25,918,620)         $(25,816,158)        $(25,918,620)       $(25,816,158)
                                                 ===============     ================     ================    ================
Earnings (Loss) per common share
Earnings (Loss) from continuing operations
    Basic                                        $      (0.03)         $      (0.02)        $      (0.04)       $      (0.25)
                                                 ===============     ================     ================    ================
    Diluted                                      $      (0.03)         $      (0.02)        $      (0.04)       $      (0.25)
                                                 ===============     ================     ================    ================

Net Earnings (Loss)
    Basic                                        $      (0.03)         $      (0.02)        $      (0.04)       $      (0.24)
                                                 ===============     ================     ================    ================
    Diluted                                      $      (0.03)         $      (0.02)        $      (0.04)       $      (0.24)
                                                 ===============     ================     ================    ================


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                     Three months ended September 30,          Nine months ended September 30,
                                                 -------------------------------------     ------------------------------------
                                                      2003                2002                 2003                 2002
                                                                      (As restated,                            (As restated,
                                                                       see note 9)                              see note 9)
                                                 ----------------   ----------------     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations    $    264,232        $  (153,696)        $   (313,189)       $ (2,145,408)
   Items not affecting cash:
     Depreciation                                       647,405            512,543            2,150,019           1,949,747
     Deferred income taxes                                    -            (93,235)             170,000            (263,235)
     Changes in non-cash operating working
        capital items (note 7)                          875,639          1,923,499            3,807,632           1,747,432
                                                 ----------------   ----------------     ----------------   ----------------
   Net cash provided by operating activities          1,787,276          2,189,111            5,814,462           1,288,536
                                                 ----------------   ----------------     ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Shares                              2,867             38,142               79,900             277,218
   Repayment of capital leases                         (596,988)          (550,733)          (1,386,460)         (1,525,629)
                                                 ----------------   ----------------     ----------------   ----------------
   Net cash used by financing activities               (594,121)          (512,591)          (1,306,560)         (1,248,411)
                                                 ----------------   ----------------     ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                       (198,083)          (677,208)            (824,159)         (1,362,618)
                                                 ----------------   ----------------     ----------------   ----------------
   Net cash used in investing activities               (198,083)          (677,208)            (824,159)         (1,362,618)
                                                 ----------------   ----------------     ----------------   ----------------
   Net cash provided by (used for) Continuing
     operations                                         995,072            999,312            3,683,743          (1,322,493)

   Net cash used for discontinued operations
     (note 2)                                                 -           (261,321)                   -            (574,030)
                                                 ----------------   ----------------     ----------------   ----------------
NET CASH INFLOW (OUTFLOW)                               995,072            737,991            3,683,743          (1,896,523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       13,705,616         10,541,566           11,016,945          13,176,080
                                                 ----------------   ----------------     ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 14,700,688        $ 11,279,557        $ 14,700,688        $ 11,279,557
                                                 ================    ===============     ================   ================



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

          As discussed in Note 9, the consolidated statements of operations for the three and nine months ended September 30, 2002, the consolidated balance sheet as at December 31, 2002 and the consolidated statement of cash flows for the three and nine months ended September 30, 2002, including the applicable notes, were restated. At the earliest possible time in the fourth quarter of 2003, the Company expects to file with the SEC an amended Annual Report on Form 10-K/A for the year ended December 31, 2002. In addition, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months and six months ended March 31, 2003 and June 30, 2003, respectively, as reflected in the statements for the nine months ended September 30, 2003 were restated. At the earliest possible time in the fourth quarter of 2003, the Company expects to file with the SEC amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2002, March 31, 2003 and June 30, 2003.

          While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K for the year ended December 31, 2002, subject to the restated financial information described above and the Company's Form 10K/A.

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

          The Company's revenue is derived primarily from the following sources:

          (i)  Software and services

               Revenue related to software and services, including software licenses, is generally recognized on a percentage of completion basis, representing costs incurred relative to total estimated costs. These estimates and contracts are reviewed on a quarterly basis and are adjusted prospectively to reflect the Company's best estimate at the time. Where the Company has contracted to deliver software without significant production, modification or customization required, revenue is recognized upon delivery if persuasive evidence of an arrangement exists, the fee is fixed and determinable, vendor specific objective evidence exists to allocate the total fee to elements of the arrangement and there is reasonable assurance of collection. Provisions for estimated losses on contracts are recorded when identifiable.

          (ii) Maintenance and support

               Revenue related to maintenance agreements for supporting and maintaining the Company's products are recognized rateably over the term of the agreement, which is generally one to three years.

          (iii) Third party products and services

               Revenue from sales of third party products and services is recognized on delivery of the products and services.

     (e)  Recently issued accounting standards

          In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (e)  Recently issued accounting standards

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

          The Company adopted provisions of SFAS 149 during the three months ended September 30, 2003 and the adoption did not have a material impact on its results of operations and financial condition.

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 during the three months ended September 30, 2003 and it did not have an material impact on the results of operations and financial condition of the Company.

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

     (f)  Stock-based compensation

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


                                                  Three months ended September 30,        Nine months ended September 30,
                                              ---------------------------------------  -------------------------------------
                                                     2003                2002                2003                2002
                                                                     (As Restated,                          (As Restated,
                                                                      see Note 9)                            see Note 9)
                                              -------------------  ------------------  ------------------  -----------------
           Net income (loss) for the period         $    20,658      $   (255,902)        $ (997,658)       $ (2,446,886)
                                              -------------------  ------------------  ------------------  -----------------
           Basic and fully diluted earnings
           (loss) per common share                  $      0.00      $      (0.03)        $    (0.12)       $      (0.29)
                                              ===================  ==================  ==================  =================

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $243,574 would have been recorded for the three months ended September 30, 2003 (2002 - $114,625), and $684,469 would have been recorded for the nine months ended September 30, 2003 (2002 - $422,509). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized volatility of the Company's share price of 73% and a weighted average annualized risk free interest rate at 2.7%.


2.   DISCONTINUED OPERATIONS

     During June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria), to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares of MDSI that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. As at September 30, 2003 the entire amount of the prepaid hosting services has been amortized to income. The Company recognized a gain of $12,419 on the disposal of Connectria during the quarter ended June 30, 2002. Connectria represented a significant segment of the Company's business.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

     Results of discontinued operations                               Three months ended,
     ---------------------------------------------------------------------------------------------------
                                                        September 30, 2003            September 30, 2002
                                                        ------------------            ------------------
        Revenues                                         $             -               $             -
        Income before income taxes                                     -                             -
        Income tax                                                     -                             -
                                                        ------------------            ------------------
                                                                       -                             -
        Income on disposal
           net of income taxes                                         -                        12,419
                                                        ------------------            ------------------
        Income from discontinued operations              $             -               $        12,419
                                                        ==================            ==================


     Results of discontinued operations                                Nine months ended,
     ---------------------------------------------------------------------------------------------------
                                                        September 30, 2003            September 30, 2002
                                                        ------------------            ------------------
        Revenues                                         $             -               $    5,058,101
        Income before income taxes                                     -                      108,612
        Income tax                                                     -                            -
                                                        ------------------            ------------------
                                                                       -                      108,612
        Income on disposal
           net of income taxes                                         -                       12,419
                                                        ------------------            ------------------
        Income from discontinued operations              $             -               $      121,031
                                                        ==================            ==================


     Cash flows of discontinued operations                            Three months ended,
     ---------------------------------------------------------------------------------------------------
                                                        September 30, 2003            September 30, 2002
                                                        ------------------            ------------------
        Operating activities                             $             -               $    2,542,658
        Investing activities                                           -                            -
        Financing activities                                           -                   (2,803,979)
                                                        ------------------            ------------------
        Cash used for discontinued operations            $             -               $     (261,321)
                                                        ==================            ==================


     Cash flows of discontinued operations                            Nine months ended,
     ---------------------------------------------------------------------------------------------------
                                                        September 30, 2003            September 30, 2002
                                                        ------------------            ------------------
        Operating activities                             $             -               $    2,491,158
        Investing activities                                           -                      (43,775)
        Financing activities                                           -                   (3,021,413)
                                                        ------------------            ------------------
        Cash used for discontinued operations            $             -               $     (574,030)
                                                        ==================            ==================

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

     The Company earned revenue from sales to customers in the following geographic locations:


                                                Three months ended September 30,        Nine months ended September 30,
                                             ---------------------------------------  -------------------------------------
                                                    2003                2002                2003                2002
                                                                    (As Restated,                          (As Restated,
                                                                     see Note 9)                            see Note 9)
                                             -------------------  ------------------  ------------------  -----------------
     Canada.................................    $     439,108       $     195,362       $  1,265,374         $   690,266
     United States..........................        6,691,781           7,311,997         17,980,844          19,362,030
     Europe, Middle East and Africa.........        5,057,396           2,670,143         16,620,045           6,587,332
     Asia and other.........................          109,388             339,140            536,354             508,541
                                             -------------------  ------------------  ------------------  -----------------
                                                $  12,297,673       $  10,516,642       $ 36,402,617         $27,148,169
                                             ===================  ==================  ==================  =================

     Major customers

     During the three months ended September 30, 2003 revenue from two customers accounted for approximately 17.9% (2002 14.4%) and 18.7% (2002 - nil), respectively, of total revenue. During the nine months ended September 30, 2003 revenue from two customers accounted for approximately 18.2% and 21.5%, respectively, of total revenue. For the nine months ended September 30, 2002 one customer did not account for greater than 10% of total revenue.

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:


                                                    Three months ended September, 30,      Nine months ended September, 30,
                                                   ------------------------------------  -----------------------------------
                                                         2003               2002               2003              2002
                                                                        (As restated,                        (As restated,
                                                                         see Note 9)                          see Note 9)
                                                   -----------------   ----------------  -----------------  ----------------
     Basic weighted average shares outstanding...         8,204,691        8,170,330         8,197,650         8,582,379
     Effect of dilutive securities;
     Stock options...............................           222,966                                  -                 -
                                                   -----------------   ----------------  -----------------  ----------------

     Diluted weighted average shares outstanding          8,427,657        8,170,330         8,197,650         8,582,379
                                                   =================   ================  =================  ================

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                           Total Restructuring
                                                                  Charge
                                                           -------------------
        Workforce reduction                                  $    3,375,000
        Provision for excess office space                         1,861,000
        Non cash writedown of capital assets                        563,780
        Other                                                       306,147
                                                           -------------------
        Total restructuring charges                               6,105,927
        Cumulative draw-downs                                    (5,153,304)
                                                           -------------------
        Accrued restructuring charges included in
        accrued liabilities at September 30, 2003            $      952,623
                                                           ===================


     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.9 million of cash costs relating to this provision leaving an accrual of $1.0 million remaining as at September 30, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.


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

          On March 5, 2003, the court granted the customer's motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that the customer wrongfully terminated the professional services agreement. On April 8, 2003,

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   COMMITMENTS AND CONTINGENCIES (continued)

     (a)  Contingency (continued)

          the  court  granted  the  Company's   motion  for  summary   judgment,
          dismissing the customer's counterclaims for fraud and negligent misrepresentation.

          The Company tendered defense of the customer's counterclaims to its insurance company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with the customer to settle the customer's breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed the Company's claims on summary judgment for lack of sufficient evidence of damages and the customer's right to appeal the court's ruling that dismissed the customer's counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 28, 2003 the customer appealed the court's motion for summary judgment that dismissed the customer's counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

          The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by the customer for fraud and negligent misrepresentation. The Company believes that collection of monies due from the customer is not likely to occur within one year and as a result has classified the amounts due from the customer of approximately $3.7 million as a long term receivable. Due to the uncertain nature of the receivable the Company recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any payment to the customer if the customer is successful in any appeal and subsequent trial on its fraud and negligent misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely affected.

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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


6.   COMMITMENTS AND CONTINGENCIES (continued)

     (b)  Guarantee

          As part of the disposition agreement with Connectria Corporation, Connectria is to use its best efforts to terminate, or obtain the release of MDSI from approximately $0.1 million in loan guarantees and equipment leases made by MDSI on behalf of Connectria. To date termination or release from these obligations has not occurred, and as a result MDSI could potentially be liable under these obligations should Connectria default on a payment. Based on management's estimates, the Company does not anticipate having to make payments in connection with these guarantees and accordingly no amounts have been accrued as a liability in the financial statements.

     (c) Commitment

          The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company has also furnished a performance guarantee for $356,369 payable if the Company does not fulfill its obligations within the seven year period. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation and support services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.

     (d)  Indemnification

          The Company typically includes indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements which may arise through the normal use or proper possession of the Company's software. To date that Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no such amounts have been accrued for such potential indemnification obligations.


7.   CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                    Three months ended September, 30,      Nine months ended September, 30,
                                                    ---------------------------------      --------------------------------
                                                           2003               2002               2003              2002
                                                                         (As restated,                         (As restated,
                                                                          see Note 9)                           see Note 9)
                                                     ---------------    --------------     ---------------     --------------
       Accounts Receivable                             $ 1,725,723         3,478,577          $   802,271       $ 4,625,145
       Prepaid expenses                                   (386,739)         (138,267)             152,222           193,911
       Income taxes payable                                (33,905)          918,672             (121,795)          702,608
       Accounts payable and accrued liabilities            813,669          (452,802)           1,316,806        (1,628,736)
       Deferred revenue                                 (1,243,109)       (1,882,681)           1,658,128        (2,145,496)
                                                     ---------------    --------------     ---------------     --------------
                                                       $   875,639       $ 1,923,499          $ 3,807,632       $ 1,747,432
                                                     ===============    ==============     ===============     ==============

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



8.   STRATEGIC EXPENSES

     Strategic   expenses   consist  of   professional   fees   associated  with
     investigating a potential corporate transaction that the Company considered and then abandoned during the nine months ended September 30, 2003.



9.   RESTATEMENT

     On November 17, 2003, the Company announced it would restate its consolidated financial statements for the year ended December, 31 2002 and for the quarters ended September 30, 2002, March 31, 2003 and June 30, 2003. Based on a comprehensive review of customer contracts, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error, predominantly with respect to one contract, whereby maintenance and support services were required to be provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The
     Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. The net effect of these adjustments was to increase the accumulated deficit at June 30, 2003 by approximately $695,000.


     Restated Accumulated Deficit

     The following presents the Company's accumulated deficit as previously reported and after giving effect to the cumulative $695,000 of restatement adjustments as at June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002.


                                                  June 30,       March 31,     December 31,   September 30,
                                                    2003           2003            2002           2002
         --------------------------------------------------------------------------------------------------
         Accumulated Deficit
         As previously reported                  $25,488,531    $24,984,753    $25,207,038      $25,598,609
         As restated                              26,182,852     25,499,939     25,605,431       25,816,158
         --------------------------------------------------------------------------------------------------
         Cumulative Adjustment                     $ 694,321      $ 515,186      $ 398,393        $ 217,549
         --------------------------------------------------------------------------------------------------

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   RESTATEMENT (continued)

     Restated Revenues and Earnings (Loss)

     The following presents the impact on revenues and earnings (loss) of the restatements for the quarterly periods ended June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002.


                                                  June 30,       March 31,     December 31,   September 30,
                                                    2003           2003            2002           2002
         --------------------------------------------------------------------------------------------------
         Software and services revenue
         As previously reported                   $8,341,170     $7,850,659     $8,447,919       $6,614,731
         Adjustments                                (255,905)      (166,793)      (258,344)        (310,784)
         --------------------------------------------------------------------------------------------------
         As restated                              $8,085,265     $7,683,866     $8,189,575       $6,303,947
         --------------------------------------------------------------------------------------------------

                                                  June 30,       March 31,     December 31,   September 30,
                                                    2003           2003            2002           2002
         --------------------------------------------------------------------------------------------------
         Earnings (loss)
         As previously reported                   $(503,778)       $222,285       $391,571          $76,272
         Adjustments                               (179,135)      (116,793)      (180,844)        (217,549)
         --------------------------------------------------------------------------------------------------
         As restated                              $(682,913)       $105,492        210,727       $(141,277)
         --------------------------------------------------------------------------------------------------



     Restated Balance Sheet Accounts

     The following presents details by category of assets and liabilities and related account movements resulting from the restatement adjustments as at June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002


                                                  June 30,       March 31,     December 31,   September 30,
                                                    2003           2003            2002           2002
         --------------------------------------------------------------------------------------------------
         Accounts Receivable - Unbilled
         As previously reported                   $3,415,088     $3,130,912     $5,347,993       $4,344,738
         Adjustments                               (991,826)      (735,921)      (569,128)        (202,784)
         --------------------------------------------------------------------------------------------------
         As restated                              $2,423,262     $2,394,991     $4,778,865       $4,141,954
         --------------------------------------------------------------------------------------------------
         Deferred Income Taxes
         As previously reported                     $364,640       $534,640       $534,640         $534,640
         Adjustments                                 170,735        170,735        170,735           93,235
         --------------------------------------------------------------------------------------------------
         As restated                                $535,375       $705,375       $705,375         $627,875
         --------------------------------------------------------------------------------------------------
         Deferred Revenue
         As previously reported                  $10,404,850     $8,254,604     $7,503,613       $5,431,572
         Adjustments                                       -              -              -          108,000
         --------------------------------------------------------------------------------------------------
         As restated                             $10,404,850     $8,254,604     $7,503,613       $5,539,572
         --------------------------------------------------------------------------------------------------
         Income Taxes Payable
         As previously reported                     $641,597       $605,531       $602,717         $336,102
         Adjustments                               (126,770)       (50,000)              -                -
         --------------------------------------------------------------------------------------------------
         As restated                                $514,827       $555,531       $602,717         $336,102
         --------------------------------------------------------------------------------------------------
         Net adjustment to accumulated
         deficit end of period                    $(694,321)      $(515,186)     $(398,393)       $(217,549)
         --------------------------------------------------------------------------------------------------

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   RESTATEMENT (continued)

     Impacts of the restatements on the accompanying unaudited condensed consolidated financial statements

                                                       As at
                                                 December 31, 2002
                                       ---------------------------------------
                                               As
                                           Previously               As
                                            Reported             Restated
                                       -------------------   -----------------

          Unbilled Receivables                $ 5,347,993         $ 4,778,865
          Total Current Assets                 24,622,262          24,053,134
          Deferred Income Taxes                   534,640             705,375
          Total Assets                         37,704,849          37,306,456
          Deficit                            (25,207,038)        (25,605,431)
          Stockholders Equity                 $20,533,497        $ 20,135,104


                                                 Three months ended                          Nine months ended
                                                 September 30, 2002                         September 30, 2002
                                        -------------------------------------     ----------------------------------------
                                               As                                          As
                                           Previously               As                 Previously                As
                                            Reported             Restated               Reported              Restated
                                        ----------------    -----------------     -------------------    -----------------
          Software and Services
          Revenue                           $ 6,614,731          $ 6,303,947            $ 17,306,886         $ 16,996,102
          Total Revenue                      10,827,426           10,516,642              27,458,953           27,148,169
          Gross Profit                        5,826,399            5,515,615              15,336,864           15,026,080
          Operating Income (Loss)                32,784            (278,000)             (2,935,811)          (3,246,595)
          Income (Loss) From
          Continuing Operations                 103,293            (207,491)             (2,703,038)          (3,013,822)
          Income Tax Expense
          (Recovery)                             39,440             (53,795)               (775,179)            (868,414)
          Net Income (Loss) for the
          period From Continuing
          Operations                             63,853            (153,696)             (1,927,859)          (2,145,408)
          Net Income (Loss) for the
          period                                 76,272            (141,277)             (1,806,828)          (2,024,377)
          Deficit, End of Period           $(25,598,609)       $(25,816,158)           $(25,598,609)        $(25,816,158)

          Earnings (Loss) per share
          basic                                   $0.01              $(0.02)                 $(0.21)              $(0.24)
          Earnings (Loss) per share
          diluted                                 $0.01              $(0.02)                 $(0.21)              $(0.24)

     At the earliest possible time in the fourth quarter of 2003, the Company expects to file with the SEC the Company's Form 10-K/A for the year ended
     December 31, 2002 and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2002, March 31, 2003 and June 30, 2003 containing restated financial statements for the relevant periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The management's discussion and analysis of the financial condition and results of operations presented below reflects the effects of the restatement of our condensed consolidated financial statement for the three and nine month periods ended September 30, 2002. See "Restatements" below for further discussion of this matter.


Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to effectively control levels of operating expenses, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit
99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002, subject to the restated financial information as described below and in notes 1(a) and 9 of the accompanying unaudited condensed financial statements and in the amended Annual Report on Form 10K/A for the year ended December 31, 2002 to be filed with the SEC.

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

Restatements

     On November 17, 2003, the Company announced it would restate its consolidated financial statements for the year ended December 31, 2002 and for the quarters ended September 30, 2002, March 31, 2003 and June 30, 2003. Based on a comprehensive review of customer contracts, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error, predominantly with respect to one contract, whereby maintenance and support services were required to be provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. The net effect of these adjustments was to increase the accumulated deficit at June 30, 2003 by approximately $695,000.

Restated Accumulated Deficit

     The following presents the Company's accumulated deficit as previously reported and after giving effect to the cumulative $695,000 of restatement adjustments as at June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002.

                                                  June 30,       March 31,    December 31,    September 30,
                                                    2003           2003           2002            2002
         --------------------------------------------------------------------------------------------------
         Accumulated Deficit
                  As previously reported         $25,488,531    $24,984,753    $25,207,038      $25,598,609
                  As restated                     26,182,852     25,499,939     25,605,431       25,816,158
         --------------------------------------------------------------------------------------------------
         Cumulative Adjustment                     $ 694,321      $ 515,186      $ 398,393        $ 217,549
         --------------------------------------------------------------------------------------------------

Restated Revenues and Earnings (Loss)

     The following presents the impact on revenues and earnings (loss) of the restatements for the quarterly periods ended June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002.

                                                  June 30,       March 31,    December 31,    September 30,
                                                    2003           2003           2002            2002
         --------------------------------------------------------------------------------------------------
         Software and services revenue
                  As previously reported          $8,341,170     $7,850,659     $8,447,919       $6,614,731
                  Adjustments                       (255,905)      (166,793)      (258,344)        (310,784)
         --------------------------------------------------------------------------------------------------
                  As restated                     $8,085,265     $7,683,866     $8,189,575       $6,303,947
         --------------------------------------------------------------------------------------------------


                                                  June 30,       March 31,    December 31,    September 30,
                                                    2003           2003           2002            2002
         --------------------------------------------------------------------------------------------------
         Earnings (loss)
                  As previously reported          $(503,778)       $222,285       $391,571          $76,272
                  Adjustments                      (179,135)      (116,793)      (180,844)        (217,549)
         --------------------------------------------------------------------------------------------------
                  As restated                     $(682,913)       $105,492        210,727       $(141,277)
         --------------------------------------------------------------------------------------------------

Restated Balance Sheet Accounts

     The following presents details by category of assets and liabilities and related account movements resulting from the restatement adjustments as at June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002

                                                  June 30,       March 31,    December 31,    September 30,
                                                    2003           2003           2002            2002
         --------------------------------------------------------------------------------------------------
         Accounts Receivable - Unbilled
                  As previously reported          $3,415,088     $3,130,912     $5,347,993       $4,344,738
                  Adjustments                       (991,826)      (735,921)      (569,128)        (202,784)
         --------------------------------------------------------------------------------------------------
                  As restated                     $2,423,262     $2,394,991     $4,778,865       $4,141,954
         --------------------------------------------------------------------------------------------------
         Deferred Income Taxes
                  As previously reported            $364,640       $534,640       $534,640         $534,640
                  Adjustments                        170,735        170,735        170,735           93,235
         --------------------------------------------------------------------------------------------------
                  As restated                       $535,375       $705,375       $705,375         $627,875
         --------------------------------------------------------------------------------------------------
         Deferred Revenue
                  As previously reported         $10,404,850     $8,254,604     $7,503,613       $5,431,572
                  Adjustments                              -              -              -          108,000
         --------------------------------------------------------------------------------------------------
                  As restated                    $10,404,850     $8,254,604     $7,503,613       $5,539,572
         --------------------------------------------------------------------------------------------------
         Income Taxes Payable
                  As previously reported            $641,597       $605,531       $602,717         $336,102
                  Adjustments                       (126,770)       (50,000)             -                -
         --------------------------------------------------------------------------------------------------
                  As restated                       $514,827       $555,531       $602,717         $336,102
         --------------------------------------------------------------------------------------------------
         Net adjustment to accumulated
         deficit end of period                     $(694,321)     $(515,186)     $(398,393)       $(217,549)
         --------------------------------------------------------------------------------------------------


Impacts of the restatements on the accompanying unaudited condensed consolidated financial statements

                                                       As at
                                                 December 31, 2002
                                      ----------------------------------------
                                              As
                                          Previously                As
                                           Reported              Restated
                                      -------------------    -----------------

         Unbilled Receivables                $ 5,347,993          $ 4,778,865
         Total Current Assets                 24,622,262           24,053,134
         Deferred Income Taxes                   534,640              705,375
         Total Assets                         37,704,849           37,306,456
         Deficit                            (25,207,038)         (25,605,431)
         Stockholders Equity                 $20,533,497         $ 20,135,104



                                                Three months ended                          Nine months ended
                                                September 30, 2002                         September 30, 2002
                                      -------------------------------------     ----------------------------------------
                                             As                                          As
                                         Previously               As                 Previously                As
                                          Reported             Restated               Reported              Restated
                                      ----------------    -----------------     -------------------    -----------------
        Software and Services
        Revenue                         $ 6,614,731          $ 6,303,947            $ 17,306,886         $ 16,996,102
        Total Revenue                    10,827,426           10,516,642              27,458,953           27,148,169
        Gross Profit                      5,826,399            5,515,615              15,336,864           15,026,080
        Operating Income (Loss)              32,784             (278,000)             (2,935,811)          (3,246,595)
          Income (Loss) From
          Continuing Operations             103,293             (207,491)             (2,703,038)          (3,013,822)
        Income Tax Expense                                                                                  (868,414)
        (Revcovery)                          39,440             (53,795)               (775,179)
        Net Income (Loss) for the
        period From Continuing
        Operations                           63,853            (153,696)             (1,927,859)          (2,145,408)
        Net Income (Loss) for the
        period                               76,272            (141,277)             (1,806,828)          (2,024,377)
        Deficit, End of Period         $(25,598,609)       $(25,816,158)           $(25,598,609)        $(25,816,158)
        Earnings (Loss) per share
        basic                                 $0.01              $(0.02)                 $(0.21)              $(0.24)
        Earnings (Loss) per share
        diluted                               $0.01              $(0.02)                 $(0.21)              $(0.24)

     The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited condensed consolidated financial statements.


Condensed consolidated statement of operations for the three months ended September 30, 2002 as restated

     Software and services revenue was reduced by $310,000 from $6.6 million to $6.3 million for the three months ended September 30, 2002. After accounting for the decrease in the associated tax provision, net income as previously reported of $76,000 was reduced to a net loss of $141,000 for the three months ended September 30, 2002.


Condensed consolidated statement of operations for the nine months ended September 30, 2002 as restated

     Software and services revenue was reduced by $310,000 from $17.3 million to $17.0 million for the nine months ended September 30, 2002. After accounting for the decrease in the associated tax provision, net loss as previously reported of $1.8 million increased to a net loss of $2.0 million for the nine months ended September 30, 2002.


Condensed consolidated balance sheet as at December 31, 2002 as restated

     The above table illustrates the restatements identified and their impact on the condensed consolidated balance sheet as at the end of each period presented as restated. The impact of the restatement adjustments in each period reflect adjustments to the amount of revenue recognized in each period and their associated impact on unbilled receivables and/or deferred revenues. The adjustments to the related tax provision in each period are reflected in the restated Deferred Income Taxes and Income Taxes Payable balances.


Filing of Restated Financial Statements

     At the earliest time in the fourth quarter of 2003, we expect to file with the SEC the Company's Form 10-K/A for the year ended December 31, 2002 and amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2002, March 31, 2003 and June 30, 2003 containing restated financial statements for the relevant periods.

     For further information of the impact of the restatements on the condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and the balance sheet as at December 31, 2002, see notes 1(a) and 9 of the accompanying condensed consolidated financial statements.


Strategic Alternatives

     The Company has retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors. The Board is evaluating potential business combinations, financing and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. The Company continues to conduct the strategic review process. The process is ongoing, and to date the Company has not entered any transaction as a result of the strategic review.

Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions, have elected to not purchase the Company's products, or have sought to terminate existing contracts for the Company's products and services. As a result, the Company's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, particularly the timing and receipt of significant orders. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions and general trends are likely to continue to affect demand for the Company's products and services throughout the remainder of 2003, particularly demand for software and related services. See the risk factors attached to
Exhibit 99.1 hereto and "Forward-Looking Statements". Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

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

     In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                           Total Restructuring
                                                                  Charge
                                                           -------------------
        Workforce reduction                                  $    3,375,000
        Provision for excess office space                         1,861,000
        Non cash writedown of capital assets                        563,780
        Other                                                       306,147
                                                           -------------------
        Total restructuring charges                               6,105,927
        Cumulative draw-downs                                    (5,153,304)
                                                           -------------------
        Accrued restructuring charges included in
        accrued liabilities at September 30, 2003            $      952,623
                                                           ===================



     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures for these items are expected to be incurred.

     The Company's remaining restructuring accruals relate to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $0.9 million of cash costs relating to this provision leaving an accrual of $1.0 million remaining as at September 30, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.


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

     Revenue for software and services has historically accounted for a substantial portion of the Company's revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which includes a warranty period that is generally ninety days in length. These services are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

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

     The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware and software upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract. Also included in third party revenue are reimbursements to the Company for out of pocket expenses incurred on implementation projects performed by the Company. EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses" requires characterization of these expenses as revenue. An equal and offsetting amount of expense is recognized relating to these reimbursements as direct costs.

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

     As a result of its decision to dispose of Connectria, MDSI has treated this business segment as a discontinued operation and the results of operations, financial position and changes in cash flow for this segment have been segregated from those of continuing operations. The following discussion and analysis of the Company's results of operations excludes Connectria from the corresponding prior periods.


Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

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

     The Company adopted the provisions of SFAS 149 during the three months ended September 30, 2003 and the adoption did not have a material impact on its results of operations and financial condition.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 during the three months ended September 30, 2003 and it did not have a material impact on the results of operations and financial condition of the Company.

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


Critical Accounting Policies and Significant Estimates

     The significant accounting policies are outlined within Note 1 to the Condensed Consolidated Financial Statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment and involve complex estimation:


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

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regard to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At September 30, 2003, the allowance for doubtful accounts was $3.6 million, composed of $2.6 million relating to current trade receivables and $1.0 million relating to a long term receivable. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

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

Product Warranties

     The Company generally provides a limited warranty of ninety days on its software and implementation services. As the types of services provided during the warranty period are essential and inseparable to the software and service agreement, associated costs are budgeted for as part of the software and implementation serice and revenue recognized as part of the overall software and implemtation contract using the percentage of completion. The Company typically includes indemnification provisions within license and implementation service agreements which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements which may arise through the normal use or proper possession of the Company's software. To date that Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no such amounts have been accrued for such potential indemnification obligations.


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

     On March 5, 2003, the court granted Citizens' motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that Citizens wrongfully terminated the professional services agreement. On April 8, 2003, the court granted the Company's motion for summary judgment on the Citizens' counterclaims for fraud and negligent misrepresentation.

     The Company tendered defense of the customer's counterclaims to its insurance company. The insurance company accepted defense of the counterclaims under a reservation of rights. On April 16, 2003, the Company was informed that its insurer reached an agreement with Citizens to settle Citizens' breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by its insurer. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed the Company's claims on summary judgment for lack of sufficient evidence of damages and Citizens' right to appeal the court's ruling that dismissed Citizens' counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 28, 2003 Citizens appealed the court's motion for summary judgment that dismissed Citizens' counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

     The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by Citizens for fraud and negligent misrepresentation. The Company has classified the $3.7 million receivable from Citizens as a long term receivable on its consolidated balance sheet as of September 30, 2003, and due to the uncertain nature of the receivable has recorded an allowance in a prior period of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any payment to the customer if Citizens is successful in any appeal and subsequent trial on its fraud and negligent misrepresentation counterclaims, as the Company, after consultation with counsel, views this to be an unlikely event. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations would be materially adversely affected. See the "Litigation" risk factor in Exhibit 99.1 hereto and see "Forward-Looking Statements".

Results of Operations

     The Company's net income was $0.3 million for the three months ended September 30, 2003. This compares to a net loss of $0.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the Company had a net loss of $0.3 million, compared to a net loss of $2.0 million for the nine months ended September 30, 2002. The increase in net income for both comparative periods is due primarily to increased revenues derived from several significant contracts, partially offset by increased direct costs relating to the significant contracts, weakness in the U.S. dollar which causes Canadian dollar denominated expenses to rise, and strategic expenses incurred in the second quarter of 2003.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                   Three months ended September 30,     Nine months ended September 30,
                                                   --------------------------------     --------------------------------
                                                        2003              2002               2003              2002
                                                                      (As restated,                        (As restated,
                                                                       see note 9)                          see note 9)
                                                   --------------    --------------     --------------    --------------
REVENUE
   Software and services                                   62.5%            59.9%             64.5%            62.6%
   Maintenance and support                                 25.5%            24.8%             24.7%            29.6%
   Third party products and services                       12.0%            15.3%             10.8%             7.8%
                                                   --------------    --------------     --------------    --------------
                                                            100%             100%              100%             100%

DIRECT COSTS                                               49.6%            47.6%             48.5%            44.7%
                                                   --------------    --------------     --------------    --------------
GROSS PROFIT                                               50.4%            52.4%             51.5%            55.3%
                                                   --------------    --------------     --------------    --------------
OPERATING EXPENSES
   Research and development                                10.8%            12.2%             11.0%            15.6%
   Sales and marketing                                     19.8%            28.8%             22.7%            34.5%
   General and administrative                              15.1%            14.1%             13.9%            17.2%
   Provision for doubtful accounts                          0.9%                -              0.3%                -
   Strategic expenses                                          -                -              2.3%                -
                                                   --------------    --------------     --------------    --------------
                                                           46.6%            55.1%             50.2%            67.3%
                                                   --------------    --------------     --------------    --------------
OPERATING INCOME (LOSS)                                     3.8%            (2.7)%             1.3%           (12.0)%

OTHER (EXPENSE) INCOME                                     (0.7)%            0.7%             (1.5)%            0.9%
                                                   --------------    --------------     --------------    --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE             3.1%            (2.0)%            (0.2)%          (11.1)%
TAX PROVISION

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING
OPERATIONS                                                  0.9%            (0.5)%            (0.6)%           (3.2)%
                                                   --------------    --------------     --------------    --------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                2.2%            (1.5)%            (0.8)%           (7.9)%

INCOME FROM DISCONTINUED OPERATIONS                            -             0.1%                -              0.4%

                                                   --------------    --------------     --------------    --------------
NET INCOME (LOSS) FOR THE PERIOD                            2.2%            (1.4)%            (0.8)%           (7.5)%
                                                   ==============    ==============     ==============    ==============


Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Revenue. Revenue increased by $1.8 million or 16.9% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to increases in revenue from software and services and maintenance and support revenue during the third quarter of 2003 relative to the same period in 2002.

     Software and services revenue increased by $1.4 million or 22.0% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in revenue was attributable to several significant contracts the Company has entered into, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company only recognized a significant amount of revenue from one of these contracts for the three months ended September 30, 2002, where during the three months ended September 30, 2003 there were significant amounts of revenue being recognized on all of these contracts and therefore the Company's Software and Service revenues have significantly increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. "See Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $3.1 million for the three months ended September 30, 2003 as compared to $2.6 million for the three months ended September 30, 2002. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services that the Company is engaged to provide in support of its installations.

     Third party products and services revenue decreased by $0.1 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. In addition, not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the three months ended September 30, 2003 approximately $0.4 million (2002 - $ nil) of these no margin third party services were provided. See "Forward-Looking Statements."

     Direct Costs. Direct costs were 49.6% of revenue for the three months ended September 30, 2003, compared to 47.6% for the three months ended September 30, 2002. Direct costs include labor and other costs directly related to a project including those related to the ongoing provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred primarily due to the Company's agreement to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.4% of revenue for the three months ended September 30, 2003, compared to 52.4% for the three months ended September 30, 2002. The decrease in gross margins as a percentage of revenue related primarily to an agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $0.4 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $1.3 million, or 10.8% of revenue, for the three months ended September 30, 2003, compared to $1.3 million, or 12.2% of revenue, for the three months ended September 30, 2002. The decrease in research and development expenses as a percentage of revenue was a result of stable research and development expenses incurred during a period of revenue growth. The Company has also utilized research and development personnel on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002 (continued)

research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.4, million or 19.8% of revenue, for the three months ended September 30, 2003 compared to $3.0 million, or 28.8% of revenue, for the three months ended September 30, 2002. The decrease in expenses was a result of a lower commission expense being incurred by the Company, as several contract signings that occurred in the third quarter of 2002 did not reoccur in the current period resulting in fewer commissions being incurred in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.9 million, or 15.2% of revenue, for the three months ended September 30, 2003 compared to $1.5 million, or 14.1% of revenue, for the three months ended September 30, 2002. General and administrative expenses increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2003 due to increased professional advisory services required during the current period. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Provision for doubtful accounts. During the three months ended September 30, 2003 the Company recorded a charge of $0.1 million as a provision for doubtful accounts. Due to significant uncertainty surrounding collection of one specific account from the Company's previously disposed of public safety business, the Company took a charge of $0.2 million to value the account at the most likely amount to be collected. Also during the quarter the Company received notification that it would recover approximately $0.1 million for a previously fully allowed for receivable as a result of a bankruptcy settlement. The net effect of the $0.2 million dollar charge, partially offset by the $0.1 million recovery of a previously allowed for account resulted in the net $0.1 million provision for doubtful accounts being recorded during the three months ended September 30, 2003.

     Other (Expense) Income. Other (expense) income was $(81,000) for the three months ended September 30, 2003 as compared to approximately $71,000 for the three months ended September 30, 2002. Substantially all of other income (expense) related to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company's foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

     Income Taxes. The Company provided for income tax expense on income for the three months ended September 30, 2003 and 2002 at rates of 30.0% and 25.9% respectively. The Company's effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates.

     Income (loss) from Discontinued Operations. During the three months ended June 30, 2002 the Company announced its intention to divest its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, the historical results of operations for Connectria have been presented as
Discontinued Operations. Income from Discontinued Operations for the three months ended September 30, 2002 was $12,000. As the transaction was completed in July of 2002, all assets and liabilities of Connectria were liquidated by the end of July 2002 and no income or loss was incurred from Discontinued Operations during the current period.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Revenue. Revenue increased by $9.3 million or 34.1% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the first nine months of 2003 relative to the same period in 2002.

     Software and services revenue increased by $6.5 million or 38.0% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in revenue was attributable to several significant contracts the Company has entered into during the year ended December 31, 2002 representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company earned significant revenues from only one of these contracts for the nine months ended September 30, 2002 and therefore the Company's software and service revenue significantly increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. See "Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenue in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $9.0 million for the nine months ended September 30, 2003 as compared to $8.0 million for the nine months ended September 30, 2002. Maintenance and support revenue has increased primarily due to growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

     Third party products and services revenue increased by $1.8 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Third party products and services revenue increased primarily due to the Company agreeing to supply a large amount of third party services at no margin in connection with one particular contract. For the nine months ended September 30, 2003 approximately $1.8 million (2002 - $ nil) of these no margin third party services were provided. See "Forward Looking Statements."

     Direct Costs. Direct costs were 48.5% of revenue for the nine months ended September 30, 2003, compared to 44.7% for the nine months ended September 30, 2002. The increase in direct costs as a percentage of revenue occurred primarily due to the Company's agreement to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 51.5% of revenue for the nine months ended September 30, 2003, compared to 55.3% for the nine months ended September 30, 2002. The decrease in gross margins as a percentage of revenue related primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.8 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. "See "Forward-Looking Statements."

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002 (continued)

     Research and Development. Research and development expenses were $4.0 million, or 11.0% of revenue, for the nine months ended September 30, 2003, compared to $4.2 million, or 15.6% of revenue, for the nine months ended September 30, 2002. The decrease in research and development expenses as a percentage of revenue was a result of stable research and development expenses incurred during a period of revenue growth. The Company has also utilized research and development personnel on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $8.3 million, or 22.7% of revenue, for the nine months ended September 30, 2003, compared to $9.4 million, or 34.5% of revenue, for the nine months ended September 30, 2002. The decrease in expenditures in the current period was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $5.0 million, or 13.9% of revenue, for the nine months ended September 30, 2003, as compared to $4.7 million, or 17.2% of revenue, for the nine months ended September 30, 2002. General and administrative expenses increased in the current period as a result of an increased need for professional advisory services during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Provision for doubtful accounts. During the nine months ended September 30, 2003 the Company recorded a charge of $0.1 million as a provision for doubtful accounts. Due to significant uncertainty surrounding collection of one specific account the Company took a charge of $0.2 million to value the account at the most likely amount to be collected. Also during the nine months ended September 30, 2003 the Company received notification that it would recover approximately $0.1 million for a previously fully allowed for receivable as a result of a bankruptcy settlement. The net effect of the $0.2 million dollar charge, partially offset by the $0.1 million recovery of a previously allowed for account resulted in the net $0.1 million provision for doubtful accounts being recorded during the nine months ended September 30, 2003.

     Strategic expenses. Strategic expenses were approximately $0.8 million, or 2.2% of revenue, for the nine months ended September 30, 2003. The Company did not incur any strategic expenses in the nine months ended September 30, 2002. Strategic expenses consisted of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the second quarter of 2003. The Company expects it will consider additional strategic opportunities during the remainder of 2003 and expects to incur additional strategic expenses during this period; however, the Company cannot predict the amount of the strategic expenses or whether the Company will be successful in negotiating a successful transaction. See "Forward-Looking Statements." The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party's expenses in its own financial statements.

     Other (Expense) Income. Other (expense) income was ($0.5) million for the nine months ended September 30, 2003 as compared to approximately $0.2 million for the nine months ended September 30, 2002. Substantially all of other income (expense) related to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company's foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

     Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the nine months ended September 30, 2003 and 2002 at rates of 31.0% and (28.9%) respectively, after adjusting for strategic expenses incurred in the current period. The Company's effective tax rate reflects the blended effect of Canadian,

U.S., and other foreign jurisdictions' tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization of the benefit.

     Income (loss) from Discontinued Operations. During the nine months ended September 30, 2002 the Company announced its intention to divest its Hosting and IT services subsidiary Connectria Corporation (Connectria). As a result, the historical results of operations for Connectria have been presented as Discontinued Operations. Income from Discontinued Operations for the nine months ended September 30, 2002 was $121,000. As the transaction was completed in July of 2002, all assets and liabilities of Connectria were liquidated by the end of July 2002 and no income or loss was incurred from Discontinued Operations during the current period.


Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At September 30, 2003, the Company had cash and cash equivalents of $14.7 million and working capital of $9.2 million.

     Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $2.2 million, was due to a net decrease in non-cash working capital items of $3.8 million, a decrease in deferred income tax receivable of $0.2 million and a net loss for the nine months ended September 30, 2003 of $0.3 million. The net decrease in non-cash operating working capital items was due primarily to a net decrease in trade and unbilled receivables, an increase in deferred revenue, and an increase in trade accrued liabilities. The decrease in trade receivables and increase in deferred revenue were due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in accrued liabilities was a result of strategic expenses, and embedded software expenses incurred during the nine months ended September 30, 2003, for which the Company had yet to be invoiced.

     The Company maintained as at September 30, 2003 a provision of $3.6 million with respect to doubtful accounts, including $1.0 million classified as non-current. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regard to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

     The Company is currently involved in a dispute with a customer, and as the Company had determined it is not likely to collect the amounts within one year, it had previously reclassified $3.7 million in accounts receivable as long term. As part of its total $3.6 million dollar doubtful accounts provision, the Company has, in a prior period, recorded an allowance of $1.0 million, against this receivable given the uncertain nature of collection. The Company is currently involved in litigation to collect the amounts due. The nature and amount of the Company's claims, the customer's counterclaims and recent developments in the litigation are described more fully under Part II, Item 1 of this Quarterly Report. The Company intends to expense the costs incurred in connection with the appeal and any subsequent trial, and any counterclaims asserted by the customer for fraud and negligent misrepresentation, as incurred. Should the Company not be successful in its claims against the customer, the Company may be required to take a $2.7 million dollar charge to earnings. If the customer is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if the customer is successful in any appeal and subsequent trial, the Company's financial condition and results of operations could be materially adversely affected. There is currently no provision in the Company's financial statements to address any payment to the customer with respect to these counterclaims as the Company, after consultation with counsel, views this to be an unlikely event. The Company believes that its position in the matter is strong and intends to vigorously pursue collection. If the Company is not successful in the litigation, the Company's financial position, results of operations, and liquidity would be materially adversely affected. See the "Litigation" risk factor in Exhibit 99.l hereto and see "Forward-Looking Statements".

     Cash used by financing activities of $1.3 million during the nine months ended September 30, 2003 primarily related to $1.4 million in repayments of capital leases made during the nine months, partially offset by proceeds of $80,000 from the issuance of shares under the employee share purchase plan and exercise of employee stock options. The capital leases are to be repaid over a 36 month period ending September 2005, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.8 million for the nine months ended September 30, 2003 as compared to $1.4 million for the nine months ended September 30, 2002. Total investing activity during the nine months ended September 30, 2003 consisted of $0.8 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities, research and development and for general corporate purposes. Investing activities in 2002 also related to purchases of capital assets.

     Existing sources of liquidity at September 30, 2003 included $14.7 million of cash and cash equivalents and additional funds available under the Company's operating line of credit. At September 30, 2003, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.25%. At September 30, 2003, the Company was not using this line of credit, other than to secure performance guarantees.

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

     As at September 30, 2003 the Company had the following contractual obligations and commercial commitments:

    --------------------------------------------------------------------------------------------------
       Contractual                                   Payments Due by Period
       Obligations
    --------------------------------------------------------------------------------------------------
                               Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                 Year                                        Years
    --------------------------------------------------------------------------------------------------
      Capital Lease        $ 2,903,579        $1,574,031      $1,329,548              -            -
       Obligations
    --------------------------------------------------------------------------------------------------
     Operating Leases      $ 7,130,704        $1,649,202      $2,859,402     $2,420,400     $201,700
    --------------------------------------------------------------------------------------------------
    Total Contractual      $10,034,283        $3,223,233      $4,188,950     $2,420,400     $201,700
       Obligations
    --------------------------------------------------------------------------------------------------


     In addition to these commercial commitments the Company has provided, as performance bonds, under its operating line of credit, an irrevocable revolving letter of credit in the amount of, $1,381,161 (CDN $1,864,568) expiring October 1, 2003, and a performance guarantee of $600,000 (CDN $810,000) expiring April 4, 2004. The Company has pledged an amount equal to the letter of credit and the guarantee against its operating line of credit as security.

     The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company will be required to utilize local content or obtain credits equivalent to approximately $7 million over a seven year period. The Company has furnished a performance guarantee for $356,369 payable if the Company does not fulfill its obligations within the seven year period.. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation and support services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments.


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

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at September 30, 2003, the Company had no foreign currency forward contracts outstanding.



ITEM 3: QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is foreign currency exchange rates. The Company has established procedures to manage sensitivity to foreign currency exchange rate market risk. These procedures include the monitoring of the Company's net exposure to each foreign currency and the use of foreign currency forward contracts to hedge firm exposures to currencies other than United States dollars. The Company has operations in Canada and Europe in addition to its United States operations and did not hedge these exposures as at September 30, 2003. However, the Company may from time-to-time hedge any net exposure to currencies other than the United States dollar.

     As of September 30, 2003, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to the Company's foreign currency sensitive contracts and assets would be approximately $3.9 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies to which the Company is exposed would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

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

ITEM 4: CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date").

     Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, subject to the matters discussed in the following paragraphs with respect to the Company's internal accounting controls, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

     In connection with the contract review undertaken concerning the restatements of the Company's financial statements for the year ended December 31, 2002 and the quarters ended September 30, 2002, March 31, 2003 and June 30, 2003, described in notes 1(a) and 9 to the unaudited condensed consolidated financial statements and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company together with its independent auditors identified certain areas in which the Company could improve its internal controls over financial reporting. The Company had implemented internal controls and procedures to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding these internal controls, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in certain of the Company's software and implementation contracts resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.

     (b)  Changes in Internal Control

     On November 17, 2003, the Company announced its intention to restate the Company's annual financial statements for the fiscal year ended December 31, 2002 and the quarterly financial statements for the periods ended September 30, 2002, March 31, 2003 and June 30, 2003. The restatement related to an inappropriate allocation of contracted fees between software and implementation services and maintenance and support services as a result of certain terms or provisions included in a limited number of software and implementation contracts. Please see notes 1(a) and 9 to the condensed consolidated financial statements and "Restatements" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     In connection with this restatement, senior management performed a review of the circumstances that resulted in the need for the restatements and as a result, the Company has taken steps to strengthen the Company's internal control over financial reporting in order to prevent future recurrences. These steps include a thorough review and analysis of the Company's software and implementation contracts by senior members of the Company's accounting group, a determination of the appropriate revenue recognition treatment for each contract by the senior members of the accounting group and implementing a formal contract review checklist for each new contract.

     The Audit Committee and senior management are currently considering whether additional measures or modifications to the above measures are necessary in order to improve the Company's internal control over financial reporting.

     With the exception of the above items, there were no changes made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     On March 26, 2003, the court granted MDSI's motion for partial summary judgment, finding that Citizens wrongfully terminated the professional services agreement. On April 8, 2003, the court granted MDSI's motion for summary judgment, dismissing Citizens' fraud and negligent misrepresentation counterclaims.

     MDSI tendered the prosecution of its claim and the defense of Citizens' counterclaims to its insurance company. The insurance company accepted the claims under a reservation of rights. The trial started on April 7, 2003 in Texas District Court Collin County. On April 16, 2003, during the trial, the Company was informed that its insurer, reached an agreement with Citizens to settle Citizens' breach of contract and breach of warranty counterclaims for $1 million. The Company is not a party to the settlement agreement and the settlement amount is to be paid by the insurance company. The settlement agreement preserved the Company's right to appeal the court's ruling that dismissed  the  Company's  claims on  summary  judgment  for lack of  sufficient evidence of damages and Citizens' right to appeal the court's ruling that dismissed Citizens' counterclaims of fraud and negligent misrepresentation. On May 14, 2003, the Company filed its Notice of Appeal, and on May 29, 2003 Citizens appealed the court's motion for summary judgment, that dismissed Citizens' counterclaims for fraud and negligent misrepresentation. Both parties are awaiting a court date as to when the appeals will be heard.

     The Company intends to expense as incurred costs in connection with the appeal and any subsequent trial, and any amounts which may be payable in respect to counterclaims asserted by the customer for fraud and negligent misrepresentation.

     MDSI believes that its claims against Citizens are strong and it intends to vigorously pursue its claims for damages on appeal. If, contrary to MDSI's expectations, MDSI is not successful in its claims against Citizens, the Company may be required to take a $2.7 million dollar charge to earnings. If Citizens is successful in any fraud or negligent misrepresentation counterclaims, the Company may be required to take an additional charge to earnings to the extent of the judgment. Although the amount of any such judgment against the Company for fraud or negligent misrepresentation cannot be determined, if Citizens is successful in any appeal and subsequent trial, the Company's financial condition and results of operations could be materially adversely affected. See the "Litigation" risk factor in Exhibit 99.1 and see "Forward-Looking Statements".

     From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (TO BE UPDATED)

     (a) Exhibits

Exhibit Number
                   Description

  2.1(3)       Agreement  and Plan of  Merger  dated  April 17,  1997  among the
               Company, MDSI Acquisition Corp., Alliance,  Geoffrey Engerman and
               Doug Engerman
  3.1(1)       Articles of Incorporation of the Company
  3.2(1)       Articles of Amendments of the Company
  3.3(1)       By-laws of the Company
  4.1(1)       Form of Common Share Certificate
 10.1(2)(3)    2000 Stock Option Plan
 10.2(1)       Form of Indemnification Agreement between the Company and certain officers of the Company
 10.3(1)       Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
 10.4(4)       Lease dated May 14, 1999  between  California  Public  Employees'
               Retirement  System and Mobile Data Solutions Inc. a subsidiary of the Company
 10.5(4)       Amending  Agreement  dated  December  1,  1998  between  Sun Life
               Assurance Company of Canada and the Company
 10.6(2)(5)    Employment  Agreement  dated  January 2, 2002 between the Company and Verne Pecho
 10.7(2)(6)    2002 Stock Purchase Plan
 10.8(7)       Exchange  Agreement  dated as of June 26, 2002 among the Company,
               Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
 10.19(7)      Amendment to Exchange  Agreement  dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric
               Y. Miller
 10.10(7)      Warrant  dated as of June 29, 2002 to purchase  50,380  shares of
               Series A Nonvoting Preferred Stock of Connectria Corporation
 10.11(7)      $250,000  Promissory  Note  dated  as of June  30,  2002  made by
               Connectria Corporation in favor of the Company
 10.12(7)      Security  Agreement dated as of June 30, 2002 between  Connectria
               Connectria and the Company
 10.13(2)(8)   Employment  Agreement  dated  January 1, 1999 between the Company and Glenn Y. Kumoi
 10.14(2)(8)   Settlement Agreement dated March 15, 2002 between the Company and
               Gerald F. Chew
 10.15(2)(8)   Settlement  Agreement  dated May 31, 2002 between the Company and
               Gene Mastro*
 10.16(2)      Employment Agreement dated September 12, 2001 between the Company and Walter J. Beisheim
 10.17         Employment Agreement dated August 1, 2003 between the Company and
               Peter Hill Rankin
 10.18         Employment  Agreement dated September 3, 2003 between the Company and Glenn Kumoi
 10.19         Employment  Agreement dated September 4, 2003 between the Company and Erik Dysthe
 10.20         Employment  Agreement  dated  August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
 31.1          Section 302 Certification of Chief Executive Officer
 31.2          Section 302 Certification of Chief Financial Officer
 32.1          Section 906 Certification of Chief Executive Officer
 32.2          Section 906 Certification of Chief Financial Officer
 99.1          Risk Factors
--------------
(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(7) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.

     (b)  Reports on Form 8-K

The Company furnished a Form 8-K on July 29, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company's operating results in the second quarter of 2003, and the resignation of a director of the Company. The Company furnished a Form 8-K on September 22, 2003 pursuant to Item 9 attaching a press release regarding the retention of a financial advisor. The Company furnished a Form 8-K on September 23, 2003 pursuant to Item 9 attaching a press release clarifying certain media reports regarding the Company. The information in a Form 8-K furnished pursuant to Items 9 and 12 shall not be deemed to be filed under the Exchange Act.

The Company filed a Form 8-K on September 25, 2003 pursuant to Items 5 and 7 attaching copies of the materials mailed to the Company's shareholders in connection with the annual general meeting held on June 5, 2003.

The Company furnished a Form 8-K to the SEC on November 17, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company's intent to restate its consolidated financial statements for the fiscal year 2002, the third and fourth quarters of 2002 and the first and second quarters of 2003. The information in a Form 8-K furnished pursuant to Items 9 and 12 shall not be deemed to be filed under the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MDSI MOBILE DATA SOLUTIONS INC.


Date:  November 19, 2003         By   /s/ Erik Dysthe
                                      ---------------------------------
                                      Name:  Erik Dysthe
                                      Title: President, Chief Executive Officer,
                                             Chairman of the Board and Director




Date:  November 19, 2003         By:  /s/ Verne D. Pecho
                                      ---------------------------------
                                      Name:  Verne D. Pecho
                                      Title: Vice President Finance &
                                             Administration and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                              Officer

================================================================================