Form 10-Q/A
period 2003-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2003-11-20
CIK 935497

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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


                         MDSI Mobile Data Solutions Inc.

                            INDEX TO THE FORM 10-Q/A
                For the quarterly period ended September 30, 2003


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

Part II - OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS .....................................34

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................35

SIGNATURES .................................................................37

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10Q/A for the quarter ended September 30, 2003, is being filed to correct a typographical error contained in the Company's quarterly report on Form 10-Q originally filed November 19, 2003.


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

Part I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS



                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)




                                                                                      As at
                                                                         September 30,      December 31,
                                                                       -----------------------------------
                                                                              2003              2002
                                                                                            (As restated,
                                                                                             see note 9)
                                                                       ---------------     ---------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                           $  14,700,688      $  11,016,945
    Accounts receivable, net
       Trade (net of allowance for doubtful accounts $2,593,789;
         2002 - $2,506,614)                                                 6,127,073          6,705,088
       Unbilled                                                             4,554,609          4,778,865
    Prepaid expenses and other assets                                       1,400,014          1,552,236
                                                                       ---------------     ---------------
                                                                           26,782,384         24,053,134

CAPITAL ASSETS, NET                                                         8,472,227          9,798,087

LONG TERM RECEIVABLE (note 6(a))                                            2,749,860          2,749,860

DEFERRED INCOME TAXES                                                         535,375            705,375
                                                                       ---------------     ---------------
TOTAL ASSETS                                                            $  38,539,846      $  37,306,456
                                                                       ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                    $   1,710,904          1,777,465
    Accrued liabilities (note 5)                                            4,683,480          3,300,113
    Income taxes payable                                                      480,922            602,717
    Deferred revenue                                                        9,161,741          7,503,613
    Current obligations under capital lease                                 1,594,703          2,073,906
                                                                       ---------------     ---------------
                                                                           17,631,750         15,257,814

OBLIGATIONS UNDER CAPITAL LEASES                                            1,006,281          1,913,538
                                                                       ---------------     ---------------
                                                                           18,638,031         17,171,352
STOCKHOLDERS' EQUITY
    Common stock                                                           44,288,411         44,208,511
    Additional paid-up capital                                              2,222,128          2,222,128
    Deficit                                                               (25,918,620)       (25,605,431)
    Accumulated other comprehensive loss                                     (690,104)          (690,104)
                                                                       ---------------     ---------------
                                                                           19,901,815         20,135,104
                                                                       ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  38,539,846      $  37,306,456
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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (TO BE UPDATED)

     (a) Exhibits

Exhibit Number
                   Description

  2.1(3)       Agreement  and Plan of  Merger  dated  April 17,  1997  among the
               Company, MDSI Acquisition Corp., Alliance,  Geoffrey Engerman and
               Doug Engerman
  3.1(1)       Articles of Incorporation of the Company
  3.2(1)       Articles of Amendments of the Company
  3.3(1)       By-laws of the Company
  4.1(1)       Form of Common Share Certificate
 10.1(2)(3)    2000 Stock Option Plan
 10.2(1)       Form of Indemnification Agreement between the Company and certain officers of the Company
 10.3(1)       Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
 10.4(4)       Lease dated May 14, 1999  between  California  Public  Employees'
               Retirement  System and Mobile Data Solutions Inc. a subsidiary of the Company
 10.5(4)       Amending  Agreement  dated  December  1,  1998  between  Sun Life
               Assurance Company of Canada and the Company
 10.6(2)(5)    Employment  Agreement  dated  January 2, 2002 between the Company and Verne Pecho
 10.7(2)(6)    2002 Stock Purchase Plan
 10.8(7)       Exchange  Agreement  dated as of June 26, 2002 among the Company,
               Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
 10.19(7)      Amendment to Exchange  Agreement  dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric
               Y. Miller
 10.10(7)      Warrant  dated as of June 29, 2002 to purchase  50,380  shares of
               Series A Nonvoting Preferred Stock of Connectria Corporation
 10.11(7)      $250,000  Promissory  Note  dated  as of June  30,  2002  made by
               Connectria Corporation in favor of the Company
 10.12(7)      Security  Agreement dated as of June 30, 2002 between  Connectria
               Connectria and the Company
 10.13(2)(8)   Employment  Agreement  dated  January 1, 1999 between the Company and Glenn Y. Kumoi
 10.14(2)(8)   Settlement Agreement dated March 15, 2002 between the Company and
               Gerald F. Chew
 10.15(2)(8)   Settlement  Agreement  dated May 31, 2002 between the Company and
               Gene Mastro*
 10.16(2)      Employment Agreement dated September 12, 2001 between the Company and Walter J. Beisheim
 10.17(9)      Employment Agreement dated August 1, 2003 between the Company and
               Peter Hill Rankin
 10.18(9)      Employment  Agreement dated September 3, 2003 between the Company and Glenn Kumoi
 10.19(9)      Employment  Agreement dated September 4, 2003 between the Company and Erik Dysthe
 10.20(9)      Employment  Agreement  dated  August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
 31.1          Section 302 Certification of Chief Executive Officer
 31.2          Section 302 Certification of Chief Financial Officer
 32.1          Section 906 Certification of Chief Executive Officer
 32.2          Section 906 Certification of Chief Financial Officer
 99.1(9)       Risk Factors
--------------
(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(7) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2003.

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