Form 10-Q/A
period 2002-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-03-30
CIK 935497

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


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

              The number of outstanding shares of the Registrant's common stock, no par value, at November 13 2003 was 8,206,914.


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

                 Condensed Consolidated Balance Sheets.........................1

                 Condensed Consolidated Statements of Operations...............2

                 Condensed Consolidated Statements of Cash Flows...............3

                 Notes to the Condensed Consolidated Financial Statements......4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................14

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...32

         ITEM 4. CONTROLS AND PROCEDURES .....................................32

Part II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS ....................................... 34

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................35

SIGNATURES ...................................................................37

INTRODUCTORY NOTE

We issued a press release on February 26, 2004, included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on the same date, relating to our intention to restate our annual financial statements for the fiscal years 1998 to 2002 inclusive, and our quarterly results for the 2003 fiscal year. This amendment No. 2 on Form 10-Q/A amends amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine month periods ended September 30, 2003 as filed with the Securities and Exchange Commission on November 20, 2003 and is being filed to reflect the restatement of the condensed consolidated financial statements. The effects of this restatement on the condensed consolidated statement of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated balance sheets as at September 30, 2003 and December 31, 2002 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this amendment No. 2 on Form 10-Q/A for the quarterly period ended September 30, 2003.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this Quarterly Report as originally filed, except where specifically noted.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, F2002 and the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon. We are concurrently filing an amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2002, initially filed with the Securities and Exchange Commission on March 31, 2003, which includes the following (audited) restated financial statements: consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000 and consolidated balance sheets as at December 31, 2002 and 2001.

We are also concurrently filing amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003, which contain (unaudited) restated consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the three and six month periods ended June 30, 2003 and 2002, respectively, (unaudited) restated consolidated statements of cash flow for the three month periods ended March 31, 2003 and 2002 and the three and six month periods ended June 30, 2003 and 2002, respectively, and (unaudited) restated consolidated balance sheets as at March 31, 2003 and June 30, 2003, respectively, and (unaudited) restated consolidated balance sheets as at December 31, 2002.

See Notes 1(a) and 9 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliation of previously reported amounts.

Part I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

The (unaudited) restated condensed consolidated financial statements and supplementary data, including the notes to the restated condensed consolidated financial statements, set forth in this Item 1 have been restated to reflect the restatements and, except for those revisions, and an update for subsequent events affecting the status of contingencies, do not reflect new events and developments.


                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                             As at
                                                                                September 30,      December 31,
                                                                               -----------------------------------
                                                                                     2003              2002
                                                                                (As restated,      (As restated,
                                                                                 See Note 9)        See Note 9)
                                                                               -----------------  ----------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $   14,700,688     $  11,016,945
    Accounts receivable, net
       Trade (net of allowance for doubtful accounts $2,593,789;
         2002 - $2,506,614)                                                          6,127,073         6,705,088
       Unbilled                                                                      4,468,248         4,675,112
    Prepaid expenses and other assets                                                1,448,105         1,552,236
                                                                               -----------------  ----------------
                                                                                    26,744,114        23,949,381

CAPITAL ASSETS, NET                                                                  8,472,227         9,798,087

LONG TERM RECEIVABLE (note 6(a))                                                     2,749,860         2,749,860

DEFERRED INCOME TAXES                                                                  363,628           533,628
                                                                               -----------------  ----------------
TOTAL ASSETS                                                                    $   38,329,829     $  37,030,956
                                                                               =================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                            $    1,710,904     $   1,777,465
    Accrued liabilities (note 5)                                                     4,683,480         3,300,113
    Income taxes payable                                                               643,299           602,717
    Deferred revenue                                                                10,723,522         7,899,034
    Current obligations under capital lease                                          1,594,703         2,073,906
                                                                               -----------------  ----------------
                                                                                    19,355,908        15,653,235

OBLIGATIONS UNDER CAPITAL LEASES                                                     1,006,281         1,913,538
                                                                               -----------------  ----------------
                                                                                    20,362,189        17,566,773
STOCKHOLDERS' EQUITY
    Common stock                                                                    44,288,411        44,208,511
    Additional paid-up capital                                                       2,222,128         2,222,128
    Deficit                                                                        (27,852,795)      (26,276,352)
    Accumulated other comprehensive loss                                              (690,104)         (690,104)
                                                                               -----------------  ----------------
                                                                                    17,967,640        19,464,183
                                                                               -----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   38,329,829     $  37,030,956
                                                                               =================  ================


Commitments and Contingencies (note 6)

            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                       Three months ended September 30,        Nine months ended September 30,
                                                    ---------------------------------------   -----------------------------------
                                                           2003                2002                2003               2002
                                                      (As restated,        (As restated,       (As restated,     (As restated,
                                                       See Note 9)          See Note 9)         See Note 9)       See Note 9)
                                                    -------------------  ------------------   ----------------  -----------------
REVENUE
    Software and services                            $   6,975,745        $   6,282,540         $  21,568,365     $   16,659,834
    Maintenance and support                              3,560,460            2,674,646             9,746,355          8,417,551
    Third party products and services                    1,474,247            1,608,091             3,938,929          2,123,912
                                                    -------------------  ------------------   ----------------  -----------------
                                                        12,010,452           10,565,277            35,253,649         27,201,297

DIRECT COSTS                                             6,054,868            5,001,027            17,621,328         12,122,089
                                                    -------------------  ------------------   ----------------  -----------------
GROSS PROFIT                                             5,955,584            5,564,250            17,632,321         15,079,208
                                                    -------------------  ------------------   ----------------  -----------------
OPERATING EXPENSES
    Research and development                             1,324,314            1,277,972             4,022,265          4,236,955
    Sales and marketing                                  2,436,260            3,029,914             8,268,439          9,355,984
    General and administrative                           1,865,251            1,485,729             5,048,174          4,679,736
    Provision for doubtful accounts                        110,000                    -               110,000                  -
    Strategic expenses (note 8)                                  -                    -               825,120                  -
                                                    -------------------  ------------------   ----------------  -----------------
                                                         5,735,825            5,793,615            18,273,998         18,272,675
                                                    -------------------  ------------------   ----------------  -----------------
OPERATING INCOME (LOSS)                                    219,759             (229,365)             (641,677)        (3,193,467)

OTHER (EXPENSE) INCOME                                     (81,283)              70,509              (542,393)           232,773
                                                    -------------------  ------------------   ----------------  -----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  TAX PROVISION                                            138,476             (158,856)           (1,184,070)        (2,960,694)

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING
  OPERATIONS                                               168,115               30,698               392,373           (781,872)
                                                    -------------------  ------------------   ----------------  -----------------
NET LOSS FROM CONTINUING OPERATIONS                        (29,639)            (189,554)           (1,576,443)        (2,178,822)

INCOME FROM DISCONTINUED OPERATIONS (note 2)                     -               12,419                     -            121,031
                                                    -------------------  ------------------   ----------------  -----------------
NET LOSS FOR THE PERIOD                                    (29,639)            (177,135)           (1,576,443)        (2,057,791)

DEFICIT, BEGINNING OF PERIOD                           (27,823,156)         (26,231,402)          (26,276,352)       (24,350,746)
                                                    -------------------  ------------------   ----------------  -----------------
DEFICIT, END OF PERIOD                               $ (27,852,795)       $ (26,408,537)        $ (27,852,795)    $  (26,408,537)
                                                    ===================  ==================   ================  =================
Loss per common share
Loss from continuing operations
    Basic                                            $        0.00        $       (0.02)        $       (0.19)    $        (0.25)
                                                    ===================  ==================   ================  =================
    Diluted                                          $        0.00        $       (0.02)        $       (0.19)    $        (0.25)
                                                    ===================  ==================   ================  =================
Net Loss
    Basic                                            $        0.00         $      (0.02)        $       (0.19)    $        (0.24)
                                                    ===================  ==================   ================  =================
    Diluted                                          $        0.00         $      (0.02)        $       (0.19)    $        (0.24)
                                                    ===================  ==================   ================  =================


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                      Three months ended September 30,         Nine months ended September 30,
                                                   ---------------------------------------  --------------------------------------
                                                         2003                 2002                2003                2002
                                                     (As restated,       (As restated,       (As restated,        (As restated,
                                                      See Note 9)         See Note 9)         See Note 9)          See Note 9)
                                                   ------------------  -------------------  -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations              $      (29,639)      $     (189,554)     $   (1,576,443)      $   (2,178,822)
   Items not affecting cash:
     Depreciation                                          647,405              512,543           2,150,019            1,949,747
     Deferred income taxes                                       -               (8,742)            170,000             (176,693)
     Changes in non-cash operating working
      capital items (note 7)                             1,169,510            1,874,864           5,070,886            1,694,304
                                                   ------------------  -------------------  -----------------   ------------------
   Net cash provided by operating
      activities                                         1,787,276            2,189,111           5,814,462            1,288,536
                                                   ------------------  -------------------  -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Shares                                 2,867               38,142              79,900              277,218
   Repayment of capital leases                            (596,988)            (550,733)         (1,386,460)          (1,525,629)
                                                   ------------------  -------------------  -----------------   ------------------
   Net cash used by financing activities                  (594,121)            (512,591)         (1,306,560)          (1,248,411)
                                                   ------------------  -------------------  -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                          (198,083)            (677,208)           (824,159)          (1,362,618)
                                                   ------------------  -------------------  -----------------   ------------------
   Net cash used in investing activities                  (198,083)            (677,208)           (824,159)          (1,362,618)
                                                   ------------------  -------------------  -----------------   ------------------

   Net cash provided by (used for) Continuing
     operations                                            995,072              999,312           3,683,743           (1,322,493)

   Net cash used for discontinued operations
      (note 2)                                                   -             (261,321)                  -             (574,030)
                                                   ------------------  -------------------  -----------------   ------------------
NET CASH INFLOW (OUTFLOW)                                  995,072              737,991           3,683,743           (1,896,523)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          13,705,616           10,541,566          11,016,945           13,176,080
                                                   ------------------  -------------------  -----------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $   14,700,688       $   11,279,557      $   14,700,688       $   11,279,557
                                                   ==================  ===================  =================   ==================


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

          As discussed in Note 9, the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated balance sheets as at September 30, 2003 and December 31, 2002, including the applicable notes, have been restated. Following the Company's decision to restate the condensed consolidated financial statements, the Company also determined that the pro-forma disclosures of stock based compensation costs were improperly calculated and disclosed. Accordingly the pro-forma stock based compensation disclosures in note 1(f) have been restated.

          While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K/A for the year ended December 31, 2002.

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

                                              Three months ended September 30,           Nine months ended September 30,
                                              ---------------------------------------  -------------------------------------
                                                     2003                2002                2003                2002
                                                (As Restated,        (As Restated,       (As Restated,      (As Restated,
                                                 see Note 9)          see Note 9)         see Note 9)        see Note 9)
                                              -------------------  ------------------  ------------------  -----------------
           Net(loss) income for the period      $    (400,831)       $   (847,610)       $  (2,643,765)      $ (4,069,216)
                                              -------------------  ------------------  ------------------  -----------------
           Basic and fully diluted loss per
           common share                         $       (0.05)       $      (0.10)       $       (0.32)      $      (0.47)
                                              ===================  ==================  ==================  =================

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $371,192 would have been recorded for the three months ended September 30, 2003 (2002 - $670,475), and $1,067,322 would have been recorded for the nine months ended September 30, 2003 (2002 - $2,011,425). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized volatility of the Company's share price of 73% and a weighted average annualized risk free interest rate at 2.7%.


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

     Summarized financial information of the discontinued operations is as follows:

           Results of discontinued operations                                             Three months ended,
           --------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2003            September 30, 2002
                                                                         ------------------------     -------------------------
              Revenues                                                     $               -             $              -
              Income before income taxes                                                   -                            -
              Income tax                                                                   -                            -
                                                                         ------------------------     -------------------------
                                                                                            -                           -
              Income on disposal
                 net of income taxes                                                        -                      12,419
                                                                         ------------------------     -------------------------
              Income from discontinued operations                          $                -            $         12,419
                                                                         ========================     =========================

           Results of discontinued operations                                             Nine months ended,
           --------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2003            September 30, 2002
                                                                         ------------------------     -------------------------
              Revenues                                                     $                -            $      5,058,101
              Income before income taxes                                                    -                     108,612
              Income tax                                                                    -                           -
                                                                         ------------------------     -------------------------
                                                                                            -                     108,612
              Income on disposal
                 net of income taxes                                                        -                      12,419
                                                                         ------------------------     -------------------------
              Income from discontinued operations                          $                -            $        121,031
                                                                         ========================     =========================

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   DISCONTINUED OPERATIONS (continued)

           Cash flows of discontinued operations                                          Three months ended,
           --------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2003            September 30, 2002
                                                                         ------------------------     -------------------------
              Operating activities
                                                                           $                -           $    2,542,658
              Investing activities                                                          -                        -
              Financing activities                                                          -               (2,803,979)
                                                                         ------------------------     -------------------------
              Cash used for discontinued operations                        $                -            $    (261,321)
                                                                         ========================     =========================

           Cash flows of discontinued operations                                          Nine months ended,
           --------------------------------------------------------------------------------------------------------------------
                                                                           September 30, 2003            September 30, 2002
                                                                         ------------------------     -------------------------
              Operating activities
                                                                           $                -            $   2,491,158
              Investing activities                                                          -                  (43,775)
              Financing activities                                                          -               (3,021,413)
                                                                         ------------------------     -------------------------
              Cash used for discontinued operations                        $                -            $    (574,030)
                                                                         ========================     =========================

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

     The Company earned revenue from sales to customers in the following geographic locations:

                                                Three months ended September 30,        Nine months ended September 30,
                                             ---------------------------------------  -------------------------------------
                                                    2003                2002                2003                2002
                                               (As restated,        (As restated,       (As restated,      (As restated,
                                                see Note 9)          see Note 9)         see Note 9)        see Note 9)
                                             -------------------  ------------------  ------------------  -----------------
     Canada.................................   $    434,708        $    195,362        $   1,247,574       $    690,266
     United States..........................      6,549,095           7,388,412           17,830,282         19,463,727
     Europe, Middle East and Africa.........      4,917,261           2,642,363           15,639,439          6,538,763
     Asia and other.........................        109,388             339,140              536,354            508,541
                                             -------------------  ------------------  ------------------  -----------------
                                               $ 12,010,452        $ 10,565,277        $  35,253,649       $ 27,201,297
                                             ===================  ==================  ==================  =================

3.   SEGMENTED INFORMATION

     Major customers

     During the three months ended September 30, 2003 revenue from two customers accounted for approximately 15.6% (2002 - nil) and 15.1% (2002 - 14.3%), respectively, of total revenue. During the nine months ended September 30, 2003 revenue from two customers accounted for approximately 16.6% and 13.8%, respectively, of total revenue. For the nine months ended September 30, 2002 one customer did not account for greater than 10% of total revenue.

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

                                                    Three months ended September, 30,       Nine months ended September, 30,
                                                   ------------------------------------  -----------------------------------
                                                         2003               2002               2003              2002
                                                    (As restated,
                                                     see Note 9)
                                                   -----------------   ----------------  -----------------  ----------------
     Basic weighted average shares outstanding...         8,204,691          8,170,330          8,197,650         8,582,379
     Effect of dilutive securities;
     Stock options...............................                 -                  -                  -                 -
                                                   -----------------   ----------------  -----------------  ----------------
     Diluted weighted average shares outstanding          8,204,691          8,170,330          8,197,650         8,582,379
                                                   =================   ================  =================  ================


5.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                     Total Restructuring
                                                                            Charge
                                                                     --------------------
         Workforce reduction                                          $   3,375,000
         Provision for excess office space                                1,861,000
         Non cash writedown of capital assets                               563,780
         Other                                                              306,147
                                                                     --------------------
         Total restructuring charges                                      6,105,927
         Cumulative draw-downs                                           (5,153,304)
                                                                     --------------------
         Accrued   restructuring  charges  included  in  accrued
         liabilities at September 30, 2003                            $     952,623
                                                                     ====================

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

          On February 2, 2004, MDSI and Citizens settled this lawsuit. Under the settlement agreement, each company has fully discharged the other from all outstanding legal claims without further financial compensation. As a result, the Company recorded a charge to income in the amount of $2.7 million during the fourth quarter of 2003.

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


7.   CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                             Three months ended                  Nine months ended
                                                                September 30,                      September 30,
                                                             2003             2002              2003            2002
                                                        (As restated,    (As restated,     (As restated,    (As restated,
                                                         see Note 9)      see Note 9)       see Note 9)       see Note 9)
                                                        ---------------  ---------------   --------------- --------------
              Accounts Receivable                       $   1,906,920    $   3,478,577      $    784,879    $  4,326,360
              Prepaid expenses                               (434,830)        (138,267)          104,131         193,911
              Income taxes payable                             20,836          918,672            40,582         702,608
              Accounts payable and accrued liabilities        813,669         (452,802)        1,316,806      (1,628,736)
              Deferred revenue                             (1,137,085)      (1,931,316)        2,824,488      (1,899,839)
                                                        ---------------  ---------------  ----------------- --------------
                                                        $   1,169,510    $   1,874,864      $  5,070,886    $  1,694,304
                                                        ===============  ===============  ================= ==============

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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended September 30, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated on a larger number of contracts than had been previously disclosed in the September 30, 2003 condensed consolidated financial statements. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the software and services contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. Other than on certain specific contracts, previously identified, the Company included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year for all of the applicable contracts the Company had entered into during this period. Accordingly, the condensed consolidated financial statements as at September 30 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and September 30, 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at September 30, 2003 and 2002 by approximately $1,934,000 and $592,000, respectively. A summary of the significant effects of the restatement is as follows:

                                                         As at
                                                  September 30, 2003
                                        ------------------- -- -----------------
                                                As
                                            Previously                As
                                             Reported              Restated
                                        -------------------    -----------------
           Unbilled Receivables            $   4,554,609         $  4,468,248
           Prepaid Expenses                    1,400,014            1,448,105
           Total Current Assets               26,782,384           26,744,114
           Deferred Income Taxes                 535,375              363,628
           Total Assets                       38,539,846           38,329,829
           Income Taxes Payable                  480,922              643,299
           Deferred Revenue                    9,161,741           10,723,522
           Total Current Liabilities          17,631,750           19,355,908
           Total Liabilities                  18,638,031           20,362,189
           Deficit                           (25,918,620)         (27,852,795)
           Stockholders' Equity               19,901,815           17,967,640
           Total Liabilities and
           Stockholders' Equity               38,539,846           38,329,829

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                  Three months ended                         Three months ended
                                                  September 30, 2003                         September 30, 2002
                                         -------------------------------------     ----------------------------------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                         $  7,692,584         $ 6,975,745           $   6,303,947         $  6,282,540
           Maintenance and Support
           Revenue                            3,130,842           3,560,460               2,604,604            2,674,646
           Total Revenue                     12,297,673          12,010,452              10,516,642           10,565,277
           Direct Costs                       6,102,959           6,054,868               5,001,027            5,001,027
           Gross Profit                       6,194,714           5,955,584               5,515,615            5,564,250
           Operating Income (Loss)              458,889             219,759                (278,000)            (229,365)
           Income (Loss) From
           Continuing Operations
           Before Tax Provision                 377,606             138,476                (207,491)            (158,856)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                           113,374             168,115                 (53,795)              30,698
           Net Income (Loss) from
           Continuing Operations                264,232             (29,639)               (153,696)            (189,554)
           Net Income (Loss) for the
           Period                               264,232             (29,639)               (141,277)            (177,135)
           Deficit, Beginning of Period     (26,182,852)        (27,823,156)            (25,674,881)         (26,231,402)
           Deficit, End of Period           (25,918,620)        (27,852,795)            (25,816,158)         (26,408,537)

           Net Earnings (Loss) per
           share basic                     $       0.03         $     (0.00)          $       (0.02)        $      (0.02)
           Net Earnings (Loss) per
           share diluted                   $       0.03         $     (0.00)          $       (0.02)        $      (0.02)


                                                  Nine months ended                           Nine months ended
                                                  September 30, 2003                         September 30, 2002
                                         -------------------------------------     ----------------------------------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                        $ 23,461,715         $  21,568,365          $  16,996,102         $  16,659,834
           Maintenance and Support
           Revenue                           9,001,973             9,746,355              8,028,155             8,417,551
           Total Revenue                    36,402,617            35,253,649             27,148,169            27,201,297
           Direct Costs                     17,669,419            17,621,328             12,122,089            12,122,089
           Gross Profit                     18,733,198            17,632,321             15,026,080            15,079,208
           Operating Income (Loss)             459,200              (641,677)            (3,246,595)           (3,193,467)
           Loss From Continuing
           Operations Before Tax
           Provision                           (83,193)           (1,184,070)            (3,013,822)           (2,960,694)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                          229,996               392,373               (868,414)             (781,872)
           Net Loss from  Continuing
           Operations                         (313,189)           (1,576,443)            (2,145,408)           (2,178,822)
           Net Loss for the Period            (313,189)           (1,576,443)            (2,024,377)           (2,057,791)
           Deficit, Beginning of Period    (25,605,431)          (26,276,352)           (23,791,781)          (24,350,746)
           Deficit, End of Period          (25,918,620)          (27,852,795)           (25,816,158)          (26,408,537)

           Net Loss per share basic       $      (0.04)        $       (0.19)         $       (0.24)        $       (0.24)
           Net Loss per share diluted     $      (0.04)        $       (0.19)         $       (0.24)        $       (0.24)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations presented below reflects the effects of the restatement of our condensed consolidated financial statements as at September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002. See "Restatements" below for further discussion of this matter.

Apart from the revisions described above, and an update for subsequent events affecting the status of contingencies, this Item 2 has not been revised for new events and developments.


Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to effectively control levels of operating expenses, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit
99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002, subject to the restated financial information as described below and in notes 1(a) and 9 of the accompanying unaudited condensed consolidated financial statements and in the amended Annual Report on Form 10-K/A for the year ended December 31, 2002 to be filed with the SEC.

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

Restatements

     Subsequent  to  the  issuance  of  the  Company's  condensed   consolidated
financial statements for the period ended September 30, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated on a larger number of contracts than had been previously disclosed in the September 30, 2003 condensed consolidated financial statements. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the software and services contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. Other than on certain specific contracts previously identified, the Company included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year for all of the applicable contracts the Company had entered into during this period. Accordingly, the condensed consolidated financial statements as at September, 30 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and September 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at September 30, 2003 and 2002 by approximately $1,934,000 and $592,000, respectively. A summary of the significant effects of the restatement is as follows:

                                                         As at
                                                  September 30, 2003
                                        ------------------- -- -----------------
                                                As
                                            Previously                As
                                             Reported              Restated
                                        -------------------    -----------------
           Unbilled Receivables            $  4,554,609         $  4,468,248
           Prepaid Expenses                   1,400,014            1,448,105
           Total Current Assets              26,782,384           26,744,114
           Deferred Income Taxes                535,375              363,628
           Total Assets                      38,539,846           38,329,829
           Income Taxes Payable                 480,922              643,299
           Deferred Revenue                   9,161,741           10,723,522
           Total Current Liabilities         17,631,750           19,355,908
           Total Liabilities                 18,638,031           20,362,189
           Deficit                          (25,918,620)         (27,852,795)
           Stockholders' Equity              19,901,815           17,967,640
           Total Liabilities and
           Stockholders' Equity              38,539,846           38,329,829

                                                  Three months ended                         Three months ended
                                                  September 30, 2003                         September 30, 2002
                                         -------------------------------------     --------------------------------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                        $  7,692,584         $  6,975,745           $   6,303,947        $   6,282,540
           Maintenance and Support
           Revenue                           3,130,842            3,560,460               2,604,604            2,674,646
           Total Revenue                    12,297,673           12,010,452              10,516,642           10,565,277
           Direct Costs                      6,102,959            6,054,868               5,001,027            5,001,027
           Gross Profit                      6,194,714            5,955,584               5,515,615            5,564,250
           Operating Income (Loss)             458,889              219,759                (278,000)            (229,365)
           Income (Loss) From
           Continuing Operations
           Before Tax Provision                377,606              138,476                (207,491)            (158,856)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                          113,374              168,115                 (53,795)              30,698
           Net Income (Loss) from
           Continuing Operations               264,232              (29,639)               (153,696)            (189,554)
           Net Income (Loss) for the
           Period                              264,232              (29,639)               (141,277)            (177,135)
           Deficit, Beginning of Period    (26,182,852)         (27,823,156)            (25,674,881)         (26,231,402)
           Deficit, End of Period          (25,918,620)         (27,852,795)            (25,816,158)         (26,408,537)

           Net Earnings (Loss) per
           share basic                    $       0.03         $      (0.00)          $       (0.02)       $       (0.02)
           Net Earnings (Loss) per
           share diluted                  $       0.03         $      (0.00)          $       (0.02)       $       (0.02)



                                                  Nine months ended                           Nine months ended
                                                  September 30, 2003                         September 30, 2002
                                         -------------------------------------     ----------------------------------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                         $  23,461,715       $  21,568,365          $  16,996,102        $  16,659,834
           Maintenance and Support
           Revenue                             9,001,973           9,746,355              8,028,155            8,417,551
           Total Revenue                      36,402,617          35,253,649             27,148,169           27,201,297
           Direct Costs                       17,669,419          17,621,328             12,122,089           12,122,089
           Gross Profit                       18,733,198          17,632,321             15,026,080           15,079,208
           Operating Income (Loss)               459,200            (641,677)            (3,246,595)          (3,193,467)
           Loss From Continuing
           Operations Before Tax
           Provision                             (83,193)         (1,184,070)            (3,013,822)          (2,960,694)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                            229,996             392,373               (868,414)            (781,872)
           Net Loss from  Continuing
           Operations                           (313,189)         (1,576,443)            (2,145,408)          (2,178,822)
           Net Loss for the Period              (313,189)         (1,576,443)            (2,024,377)          (2,057,791)
           Deficit, Beginning of Period      (25,605,431)        (26,276,352)           (23,791,781)         (24,350,746)
           Deficit, End of Period            (25,918,620)        (27,852,795)           (25,816,158)         (26,408,537)

           Net Loss per share basic        $       (0.04)      $       (0.19)         $       (0.24)       $       (0.24)
           Net Loss per share diluted      $       (0.04)      $       (0.19)         $       (0.24)       $       (0.24)

     The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited condensed consolidated financial statements.


Condensed consolidated statement of operations for the three months ended September 30, 2003 as restated

     Software and services revenue was reduced by $717,000 from $7.7 million to $7.0 million for the three months ended September 30, 2003. Maintenance and support revenue was increased by $430,000 from $3.1 million to $3.6 million for the three months ended September 30, 2003. After accounting for the decrease in the associated tax provision, net income as previously reported of $264,000 was reduced to a net loss of $30,000 for the three months ended September 30, 2003.


Condensed consolidated statement of operations for the three months ended September 30, 2002 as restated

     Software and services revenue was reduced by $21,000 from $6.3 million to $6.3 million for the three months ended September 30, 2002. Maintenance and support revenue was increased by $70,000 from $2.6 million to $2.7 million for the three months ended September 30, 2002. After accounting for the increase in the associated tax provision, net loss as previously reported of $141,000 was increased to a net loss of $177,000 for the three months ended September 30, 2002.


Condensed consolidated statement of operations for the nine months ended September 30, 2003 as restated

     Software and services revenue was reduced by $1,893,000 from $23.5 million to $21.6 million for the nine months ended September 30, 2003. Maintenance and support revenue was increased by $745,000 from $9.0 million to $9.7 million for the nine months ended September 30, 2003. After accounting for the decrease in the associated tax provision, net loss as previously reported of $313,000 was increased to a net loss of $1.6 million for the nine months ended September 30, 2003.


Condensed consolidated statement of operations for the nine months ended September 30, 2002 as restated

     Software and services revenue was reduced by $337,000 from $17.0 million to $16.7 million for the nine months ended September 30, 2002. Maintenance and support revenue was increased by $389,000 from $8.0 million to $8.4 million for the nine months ended September 30, 2002. After accounting for the decrease in the associated tax recovery, net loss as previously reported of $2.0 million was increased to a net loss of $2.1 million for the nine months ended September 30, 2002.

Condensed consolidated balance sheet as at September 30, 2003 as restated

     The above table illustrates the restatements identified and their impact on the condensed consolidated balance sheet as at September 30, 2003. The impact of the restatements reflect adjustments to the amount of revenue recognized and their associated impact on unbilled receivables and/or deferred revenues. The adjustments to the related tax provision are reflected in the restated Deferred Income Taxes and Income Taxes Payable balances.

     Following management's determination to restate the consolidated financial statements noted above, management also determined that pro-forma disclosures of stock-based compensation costs were improperly calculated and disclosed. Accordingly, the pro-forma disclosures included in the notes to the condensed consolidated financial statements have been restated.

     For further information regarding the impact of the restatements on the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and the balance sheet as at September 30, 2003, see notes 1(a) and 9 to the accompanying condensed consolidated financial statements.


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

     In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                     Total Restructuring
                                                                            Charge
                                                                     --------------------
         Workforce reduction                                          $   3,375,000
         Provision for excess office space                                1,861,000
         Non cash writedown of capital assets                               563,780
         Other                                                              306,147
                                                                     --------------------
         Total restructuring charges                                      6,105,927
         Cumulative draw-downs                                           (5,153,304)
                                                                     --------------------
         Accrued   restructuring  charges  included  in  accrued
         liabilities at September 30, 2003                            $     952,623
                                                                     ====================

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


Product Warranties

     The Company generally provides a limited warranty of ninety days on its software and implementation services. As the types of services provided during the warranty period are essential and inseparable to the software and service agreement, associated costs are budgeted for as part of the software and implementation services and revenue recognized as part of the overall software and implementation contract using the percentage of completion. The Company typically includes indemnification provisions within license and implementation service agreements which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements which may arise through the normal use or proper possession of the Company's software. To date that Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no such amounts have been accrued for such potential indemnification obligations.

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

     On February 2, 2004, MDSI and Citizens settled this lawsuit. Under the settlement agreement, each company has fully discharged the other from all outstanding legal claims without further financial compensation. As a result, the Company recorded a charge to income in the amount of $2.7 million during the fourth quarter of 2003.

Results of Operations

     The Company's net loss was $30,000 for the three months ended September 30, 2003. This compares to a net loss of $177,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the Company had a net loss of $1.6 million, compared to a net loss of $2.1 million for the nine months ended September 30, 2002. The increase in net income for both comparative periods is due primarily to increased revenues derived from several significant contracts, partially offset by increased direct costs relating to the significant contracts, weakness in the U.S. dollar which causes Canadian dollar denominated expenses to rise, and strategic expenses incurred in the second quarter of 2003.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                 Three months ended September 30,    Nine months ended September 30,
                                                 ---------------------------------   --------------------------------
                                                      2003              2002              2003            2002
                                                  (As restated      (As restated      (As restated    (As restated
                                                   See Note 9)      see Note 9)       See Note 9)      See Note 9)
                                                 ----------------  ---------------   --------------- ----------------
REVENUE
   Software and services                                58.1%            59.5%             61.2%            61.2%
   Maintenance and support                              29.6%            25.3%             27.6%            31.0%
   Third party products and services                    12.3%            15.2%             11.2%             7.8%
                                                 ----------------  ---------------   --------------- ----------------
                                                         100%             100%              100%             100%

DIRECT COSTS                                            50.4%            47.3%             50.0%            44.6%
                                                 ----------------  ---------------   --------------- ----------------
GROSS PROFIT                                            49.6%            52.7%             50.0%            55.4%
                                                 ----------------  ---------------   --------------- ----------------
OPERATING EXPENSES
   Research and development                             11.0%            12.1%             11.4%            15.6%
   Sales and marketing                                  20.3%            28.7%             23.4%            34.4%
   General and administrative                           15.5%            14.1%             14.3%            17.2%
   Provision for doubtful accounts                       0.9%                -              0.3%                -
   Strategic expenses                                       -                -              2.3%                -
                                                 ----------------  ---------------   --------------- ----------------
                                                        47.7%            54.9%             51.8%            67.2%
                                                 ----------------  ---------------   --------------- ----------------
OPERATING INCOME (LOSS)                                  1.9%           (2.2)%            (1.8)%          (11.8)%

OTHER (EXPENSE) INCOME                                 (0.7)%             0.7%            (1.5)%             0.9%
                                                 ----------------  ---------------   --------------- ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE          1.2%           (1.5)%            (3.3)%          (10.9)%
TAX PROVISION

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING
OPERATIONS                                               1.4%             0.3%              1.1%           (2.9)%
                                                 ----------------  ---------------   --------------- ----------------
NET LOSS FROM CONTINUING OPERATIONS                    (0.2)%           (1.8)%            (4.5)%           (8.0)%

INCOME FROM DISCONTINUED OPERATIONS                         -             0.1%                 -             0.4%
                                                 ----------------  ---------------   --------------- ----------------
NET LOSS FOR THE PERIOD                                (0.2)%           (1.7)%            (4.5)%           (7.6)%
                                                 ================  ===============   =============== ================

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Revenue. Revenue increased by $1.4 million or 13.7% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to increases in revenue from software and services and maintenance and support revenue during the third quarter of 2003 relative to the same period in 2002.

     Software and services revenue increased by $0.7 million or 11.0% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in revenue was attributable to several significant contracts the Company has entered into, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company only recognized a significant amount of revenue from one of these contracts for the three months ended September 30, 2002, where during the three months ended September 30, 2003 there were significant amounts of revenue being recognized on all of these contracts and therefore the Company's Software and Service revenues have significantly increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. "See Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $3.6 million for the three months ended September 30, 2003 as compared to $2.7 million for the three months ended September 30, 2002. Maintenance and support revenue has increased primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services that the Company is engaged to provide in support of its installations.

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

     Direct Costs. Direct costs were 50.4% of revenue for the three months ended September 30, 2003, compared to 47.3% for the three months ended September 30, 2002. Direct costs include labor and other costs directly related to a project including those related to the ongoing provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred primarily due to the Company's agreement to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 49.6% of revenue for the three months ended September 30, 2003, compared to 52.7% for the three months ended September 30, 2002. The decrease in gross margins as a percentage of revenue related primarily to an agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $0.4 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $1.3 million, or 11.0% of revenue, for the three months ended September 30, 2003, compared to $1.3 million, or 12.1% of revenue, for the three months ended September 30, 2002. The decrease in research and development expenses as a percentage of revenue was a

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002 (continued)

result of stable research and development expenses incurred during a period of revenue growth. The Company has also utilized research and development personnel on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.4, million or 20.3% of revenue, for the three months ended September 30, 2003 compared to $3.0 million, or 28.7% of revenue, for the three months ended September 30, 2002. The decrease in expenses was a result of a lower commission expense being incurred by the Company, as several contract signings that occurred in the third quarter of 2002 did not reoccur in the current period resulting in fewer commissions being incurred in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.9 million, or 15.5% of revenue, for the three months ended September 30, 2003 compared to $1.5 million, or 14.1% of revenue, for the three months ended September 30, 2002. General and administrative expenses increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2003 due to increased professional advisory services required during the current period. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

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

     Income Taxes. The Company provided for income tax expense (recovery) on income for the three months ended September 30, 2003 and 2002 at rates of 121.4% and (19.3%) respectively. The Company's effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates.

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

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Revenue. Revenue increased by $8.1 million or 29.6% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the first nine months of 2003 relative to the same period in 2002.

     Software and services revenue increased by $4.9 million or 29.5% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in revenue was attributable to several significant contracts the Company has entered into during the year ended December 31, 2002 representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company earned significant revenues from only one of these contracts for the nine months ended September 30, 2002 and therefore the Company's software and service revenue significantly increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. See "Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenue in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $9.7 million for the nine months ended September 30, 2003 as compared to $8.4 million for the nine months ended September 30, 2002. Maintenance and support revenue has increased primarily due to growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

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

     Direct Costs. Direct costs were 50.0% of revenue for the nine months ended September 30, 2003, compared to 44.6% for the nine months ended September 30, 2002. The increase in direct costs as a percentage of revenue occurred primarily due to the Company's agreement to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.0% of revenue for the nine months ended September 30, 2003, compared to 55.4% for the nine months ended September 30, 2002. The decrease in gross margins as a percentage of revenue related primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.8 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. "See "Forward-Looking Statements."

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002 (continued)

     Research and Development. Research and development expenses were $4.0 million, or 11.4% of revenue, for the nine months ended September 30, 2003, compared to $4.2 million, or 15.6% of revenue, for the nine months ended September 30, 2002. The decrease in research and development expenses as a percentage of revenue was a result of stable research and development expenses incurred during a period of revenue growth. The Company has also utilized research and development personnel on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $8.3 million, or 23.4% of revenue, for the nine months ended September 30, 2003, compared to $9.4 million, or 34.4% of revenue, for the nine months ended September 30, 2002. The decrease in expenditures in the current period was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $5.0 million, or 14.3% of revenue, for the nine months ended September 30, 2003, as compared to $4.7 million, or 17.2% of revenue, for the nine months ended September 30, 2002. General and administrative expenses increased in the current period as a result of an increased need for professional advisory services during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

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

     Strategic expenses. Strategic expenses were approximately $0.8 million, or 2.3% of revenue, for the nine months ended September 30, 2003. The Company did not incur any strategic expenses in the nine months ended September 30, 2002. Strategic expenses consisted of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the second quarter of 2003. The Company expects it will consider additional strategic opportunities during the remainder of 2003 and expects to incur additional strategic expenses during this period; however, the Company cannot predict the amount of the strategic expenses or whether the Company will be successful in negotiating a successful transaction. See "Forward-Looking Statements." The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party's expenses in its own financial statements.

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

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002 (continued)


     Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the nine months ended September 30, 2003 and 2002 at rates of 33.1%% and (26.4%) respectively, after adjusting for strategic expenses incurred in the current period. The Company's effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization of the benefit.

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


Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At September 30, 2003, the Company had cash and cash equivalents of $14.7 million and working capital of $7.4 million.

     Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $2.2 million, was due to a net decrease in non-cash working capital items of $5.1 million, a decrease in deferred income tax receivable of $0.2 million and a net loss for the nine months ended September 30, 2003 of $1.6 million. The net decrease in non-cash operating working capital items was due primarily to a net decrease in trade and unbilled receivables, an increase in deferred revenue, and an increase in trade accrued liabilities. The decrease in trade receivables and increase in deferred revenue were due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in accrued liabilities was a result of strategic expenses, and embedded software expenses incurred during the nine months ended September 30, 2003, for which the Company had yet to be invoiced.

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

     On February 2, 2004, MDSI and Citizens settled this lawsuit. Under the settlement agreement, each company has fully discharged the other from all outstanding legal claims without further financial compensation. As a result, the Company recorded a charge to income in the amount of $2.7 million during the fourth quarter of 2003.

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

     As at September 30, 2003 the Company had the following contractual obligations and commercial commitments:

             ----------------------------------------------------------------------------------------------------
                  Contractual                                   Payments Due by Period
                  Obligations
             ----------------------------------------------------------------------------------------------------
                                          Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                            Year                                        Years
             ----------------------------------------------------------------------------------------------------
                 Capital Lease        $ 2,903,579       $ 1,574,031     $ 1,329,548              -            -
                  Obligations
             ----------------------------------------------------------------------------------------------------
                Operating Leases      $ 7,130,704       $ 1,649,202     $ 2,859,402    $ 2,420,400    $ 201,700
             ----------------------------------------------------------------------------------------------------
               Total Contractual      $10,034,283       $ 3,223,233     $ 4,188,950    $ 2,420,400    $ 201,700
                  Obligations
             ----------------------------------------------------------------------------------------------------

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


ITEM 4: CONTROLS AND PROCEDURES

     This Item 4 has been updated to reflect the restatements as well as for events and developments subsequent to September 30, 2003.

(a)  Evaluation of Disclosure Controls and Procedures

     In connection with this amendment, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date").

     Based upon the reevaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, subject to the matters discussed in the following paragraphs with respect to the Company's internal accounting controls, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

     In connection with the contract review undertaken concerning the restatements of the Company's financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003, described in notes 1(a) and 9 to the audited consolidated financial statements and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company together with its independent auditors identified certain areas in which the Company could improve its internal control over financial reporting. The Company had implemented internal controls and procedures to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding these internal controls, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in the Company's software and implementation contracts resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.


(b) Changes in Internal Control

     Although no changes were made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, certain changes have been made in the Company's internal control over financial reporting subsequent to the end of the period, as set forth below.

     On November 17, 2003 and February 26, 2004, the Company announced its intention to restate the Company's annual financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003. The restatement related to an inappropriate allocation of contracted fees between software and implementation services and maintenance and support services as a result of certain terms or provisions included in software and implementation contracts and a detailed review of the services being performed during this period. Please see notes 1(a) and 9 to the consolidated financial statements and "Restatements" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     In connection with this restatement, senior management performed a review of the circumstances that resulted in the need for the restatements and as a result, the Company has undertaken certain steps to strengthen the Company's internal control over financial reporting in order to prevent future recurrences. These steps include a thorough review and analysis of the Company's existing software and implementation contracts by senior members of the Company's accounting group, a determination of the appropriate revenue recognition treatment for each existing contract by senior members of the accounting group and revisions to the Company's standard contractual wording. The Company plans to take additional steps to strengthen the Company's internal control over financial reporting, including: implementing a formal contract review checklist for each new contract; improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level; requiring any exceptions to the Company's standard contractual wording to be approved at a senior management level; and reviewing with the Company's management any unusual terms which may impact its historical practice of accounting for revenue.

     The Company's management plans to undertake a further review and assessment of the Company's internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company's management' may recommend and the Company may implement additional changes in the Company's internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company's current level of activities, the Company is evaluating the level of staffing of its finance group

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and' procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake, such as the error that led to the Company's restatements. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     On February 2, 2004, MDSI and Citizens settled this lawsuit. Under the settlement agreement, each company has fully discharged the other from all outstanding legal claims without further financial compensation. As a result, the Company recorded a charge to income in the amount of $2.7 million during the fourth quarter of 2003.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
 Number        Description
 ------        -----------
   2.1(3)      Agreement  and Plan of  Merger  dated  April 17,  1997  among the
               Company, MDSI Acquisition Corp., Alliance,  Geoffrey Engerman and
               Doug Engerman

   3.1(1)      Articles of Incorporation of the Company
   3.2(1)      Articles of Amendments of the Company
   3.3(1)      By-laws of the Company
   4.1(1)      Form of Common Share Certificate
  10.1(2)(3)   2000 Stock Option Plan
  10.2(1)      Form of Indemnification Agreement between the Company and certain officers of the Company
  10.3(1)      Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
  10.4(4)      Lease dated May 14, 1999  between  California  Public  Employees'
               Retirement  System and Mobile Data Solutions Inc. a subsidiary of the Company
  10.5(4)      Amending  Agreement  dated  December  1,  1998  between  Sun Life
               Assurance Company of Canada and the Company
  10.6(2)(5)   Employment  Agreement  dated  January 2, 2002 between the Company and Verne Pecho
  10.7(2)(6)   2002 Stock Purchase Plan
  10.8(7)      Exchange  Agreement  dated as of June 26, 2002 among the Company,
               Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
  10.19(7)     Amendment to Exchange  Agreement  dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric
               Y. Miller
  10.10(7)     Warrant  dated as of June 29, 2002 to purchase  50,380  shares of
               Series A Nonvoting Preferred Stock of Connectria Corporation
  10.11(7)     $250,000  Promissory  Note  dated  as of June  30,  2002  made by
               Connectria Corporation in favor of the Company
  10.12(7)     Security  Agreement dated as of June 30, 2002 between  Connectria
               Connectria and the Company
  10.13(2)(8)  Employment  Agreement  dated  January 1, 1999 between the Company and Glenn Y. Kumoi
  10.14(2)(8)  Settlement Agreement dated March 15, 2002 between the Company and
               Gerald F. Chew
  10.15(2)(8)  Settlement  Agreement  dated May 31, 2002 between the Company and
               Gene Mastro*
  10.16(2)(9)  Employment Agreement dated September 12, 2001 between the Company and Walter J. Beisheim
  10.17(10)    Employment Agreement dated August 1, 2003 between the Company and
               Peter Hill Rankin
  10.18(10)    Employment  Agreement dated September 3, 2003 between the Company and Glenn Kumoi
  10.19(10)    Employment  Agreement dated September 4, 2003 between the Company and Erik Dysthe
  10.20(10)    Employment  Agreement  dated  August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
  31.1         Section 302 Certification of Chief Executive Officer
  31.2         Section 302 Certification of Chief Financial Officer
  32.1         Section 906 Certification of Chief Executive Officer
  32.2         Section 906 Certification of Chief Financial Officer
  99.1(10)     Risk Factors
-------------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(7) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2003.
(10) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, which is being amended by this Form 10-Q/A.

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


                               MDSI MOBILE DATA SOLUTIONS INC.


Date:  March 30, 2004     By:  /s/ Erik Dysthe
                               --------------------------------------------
                               Name:   Erik Dysthe
                               Title:  President, Chief Executive Officer,
                                       Chairman of the Board and Director




Date:  March 30, 2004     By:  /s/ Verne D. Pecho
                               --------------------------------------------
                               Name:   Verne D. Pecho
                               Title:  Vice President Finance & Administration
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)