Form 10-K/A
period 2002-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-03-30
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

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

                        Rights to Purchase Common Shares
                                (Title of Class)

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

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

                                TABLE OF CONTENTS


Item 1:  Business.................................................................................................2

Item 2:  Properties..............................................................................................21

Item 3:  Legal Proceedings.......................................................................................21

Item 4:  Submission of Matters to a Vote of Security Holders.....................................................22

Item 5:  Market for Registrant's Common Equity And Related Stockholder Matters...................................23

Item 6:  Selected Financial Data.................................................................................26

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations...................27

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk..............................................43

Item 8:  Financial Statements and Supplementary Data.............................................................43

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................73

Item 10:  Directors and Executive Officers of the Registrant.....................................................74

Item 11:  Executive Compensation.................................................................................77

Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................................82

Item 13:  Certain Relationships and Related Transactions.........................................................83

Item 14: Controls and Procedures.................................................................................83

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................85

INTRODUCTORY NOTE

     We issued press releases on November 17, 2003 and February 26, 2004, included as exhibits to Form 8-Ks filed with the Securities and Exchange Commission on the same dates, relating to our intention to restate our annual financial statements for the fiscal years 1998 to 2002 inclusive, and our quarterly results for the 2003 fiscal year. This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 and is being filed to reflect the restatement of the consolidated financial statements.

     The effects of this restatement for selected financial data on the consolidated balance sheets as at December 31, 1998 through 2002 and the consolidated statements of operations for each of the years in the five year period ended December 31, 2002 are presented in Item 6 (Selected Financial
Data). The effects of the restatement on the consolidated statements of operations, stockholders' equity and cashflows for the years ended December 31, 2002, 2001 and 2000 and consolidated balance sheets as at December 31, 2002 and 2001 are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this amended Annual Report on Form 10-K/A.

     This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this Annual Report as originally filed, except where specifically noted.

     We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002 and the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon. See Notes 1(a) and 14 to the Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliation of previously reported amounts.

     For a discussion of events and developments subsequent to December 31, 2002, see our amended quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003, which contain (unaudited) restated consolidated statements of operations for the three month periods ended March 31, 2003, and 2002, the three and six month periods ended June 30, 2003 and 2002 and the three and nine month periods ended September 30, 2003 and 2002, respectively, (unaudited) restated consolidated statements of cash flow for the three month periods ended March 31, 2003 and 2002, the three and six month periods ended June 30, 2003 and 2002 and the three and nine month periods ended September 30, 2003 and 2002, respectively, and (unaudited) restated consolidated balance sheets as at March 31, 2003, June 30, 2003 and September 30, 2003 respectively and (unaudited) restated consolidated balance sheets as at December 31, 2002, which are being filed concurrently with this amendment on Form 10-K/A.

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K/A constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect the ability of MDSI to achieve its business objectives the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-K/A. Certain of the forward looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business - Risk Factors."


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

                                     Part I

Item 1:  Business

     Certain financial data contained in this Item 1 has been revised to reflect the restatements. In addition, an update has been made for subsequent events affecting the status of contingencies. This Item 1 has not otherwise been revised.


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


Customer Support

     The Company believes that its ability to offer a high level of customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, which may be annual or on a multi-year basis, that typically take effect on the completion of the implementation contract.


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


Customers

     For the year ended December 31, 2002, MDSI's software and services revenues were distributed approximately as follows: 66% from the utilities (electric, gas and water) market, 32% from the telecommunications and, cable/broadband market, and the remaining 2% from other markets. During the year ended December 31, 2002 the Company generated approximately 69% of its revenue from North America, approximately 29% of its revenue from Europe, Middle East and Africa, and the remaining 2% of its revenue from other parts of the world.

     The Company's customers vary in size from small local companies to large regional and international organizations. During the year ended December 31, 2002, TELKOM South Africa Limited accounted for 9.1% of MDSI's overall revenue. The Company anticipates that revenue from this customer will account for a larger percentage of revenue in 2003. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.6% of MDSI overall revenue. The Company did not earn revenue from any one customer that accounted for greater than 10% of overall revenue during the year ended December 31, 2000. In the years ended December 31, 2002, 2001, and 2000 , approximately 30.7%, 29.8%, and 30.6%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that this percentage will increase in 2003 and that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue.

     In the years ended December 31, 2002, 2001, and 2000, revenue derived from sales outside of North America accounted for 29.1%, 33.2%, and 27.5% of the Company's total revenue, respectively. See "Note 10 of the Company's Consolidated Financial Statements." Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."


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

     The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions which can be implemented in a timely and cost-effective manner. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development. During the fiscal years ended December 31, 2002, 2001 and 2000, the Company's research and development expenses were $5.5 million, or 14.4% of revenue, $7.3 million, or 16.2% of revenue, and $8.2 million, or 15.9% of revenue, respectively. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements."


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


Hosting and IT Services

     In June 2000, the Company acquired all of the outstanding share capital of Connectria Corporation, a Missouri corporation, for aggregate consideration of 845,316 Common Shares and the assumption of 583,037 stock options. The business combination was accounted for under the pooling of interests method of accounting. Connectria became the Company's Hosting and IT Services subsidiary. In June 2002, as part of management's strategy to return MDSI's focus to mobile workforce management in the Company's traditional markets, MDSI entered into an Exchange Agreement to return ownership of Connectria to its former principal shareholders, Richard S. Waidmann and Eric Y. Miller. The services of MDSI's Hosting and IT Services comprised outsourcing, hosting and consulting, and ranged from complete outsourcing of an IT department to providing turnkey IT projects. Connectria's results of operations for 2002, 2001 and 2000 are summarized in MDSI's Consolidated Statements of Operations as Income (Loss) From Discontinued Operations. See Note 2 of the Company's Consolidated Financial
Statements for more detail regarding this transaction. Except as otherwise indicated, the financial information in this Annual Report on Form 10-K/A excludes the results of discontinued operations. The Company now operates as a single business segment.

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


Financial Information About Segments and Geographic Markets

     For certain information regarding the Company's reportable segments and geographic markets, see Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.


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

     The Company believes that economic and political developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical
markets  that  the  Company  serves.   The  current  excess  of  supply  in  the
telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, current economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographical areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. While the Company believes that economic and political conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions and general trends are likely to continue to affect demand for the Company's products and services in 2003, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

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


Dependence on Third Party Products and Services

     Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 2002, 2001 and 2000, 6.5%, 5.5%, and 3.4% respectively, of the Company's revenue was attributable to third party products and services. As the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.


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


Dependence on Large Contracts and Concentration of Customers

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2002, 2001, and 2000, approximately 29.1%, 33.2%, and 27.5% respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the year ended December 31, 2002, TELKOM South Africa Limited accounted for 9.1% of the Company's consolidated revenue. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.6% of the Company's consolidated revenue. During the year ended December 31, 2000, no single customer accounted for 10% or more of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

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


History of Losses and Fixed Operating Expenses

     As of December 31, 2002, the Company had an accumulated deficit of $26.3 million. There can be no assurance that the Company will realize revenue growth or be profitable on a quarterly or annual basis. The Company plans to continue to contribute significant resources to its operating expenses related to sales and marketing operations, to fund significant levels of research and development, to broaden its customer support capabilities and to maintain its administrative resources. A relatively high percentage of the Company's expenses are fixed in the short term and the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In addition, due to the rapidly evolving nature of its business and markets, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


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

     In its consolidated balance sheet as of December 31, 2002 and 2001, MDSI has classified approximately $3.7 million in amounts due from Citizens, which amounts are subject to the suit, as a long term receivable as of December 31,2002. MDSI has recorded $1.0 million of such amounts as doubtful accounts and has not recorded any amounts claimed by Citizens as a contingent or other liability of MDSI. If MDSI is not successful in its claims against Citizens, MDSI may need to take a $2.7 million dollar charge to earnings. Additionally, if MDSI is made to refund monies collected under the contract, MDSI may need to take a further $3.5 million dollar charge to income to reflect this refund. If the customer is successful in any fraud, negligent misrepresentation, breach of express warranty or breach of implied warranties claims, the Company may need to take an additional charge to earnings to the extent of the judgment. MDSI believes that any amounts that it is required to pay to Citizens would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to Citizens as a result of fraud or other intentional misconduct. There is currently no provision in MDSI's financial statements to address any refund or other payment to Citizens as MDSI views this to be an unlikely event. If MDSI is not successful in the Citizens litigation, the loss may have a material adverse impact on MDSI's business, results of operations, financial condition or liquidity.

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


Dependence on Selected Vertical Markets

     Prior to 1996, substantially all of the Company's revenue was derived from the sale of products and services to customers in the utility market. For the years ended December 31, 1997 and 1996, the utility market accounted for greater than 50% of the Company's revenue. In those years, the Company sought to reduce its reliance on the utility market by developing or acquiring compatible products for organizations with mobile workforces in other vertical markets. In 1998, the utility market accounted for greater than 40% of the Company's revenue. In 1999, the telecommunications market accounted for 54% of the Company's revenue. In 2000 the telecommunications and cable/broadband markets accounted for greater than 53% of the Company's revenue. In 2002 and 2001 the utility market accounted for 66% and 70% respectively of the Company's revenue. The Company anticipates that a significant portion of its future revenue will be generated by sales of products to the utility, telecommunications, and cable/broadband markets and that recent economic developments and trends have adversely affected and may continue to adversely affect levels of capital spending by companies in a variety of industries, including the vertical markets MDSI serves. The Company believes that these and other factors may cause potential and existing customers to delay or defer purchasing decisions or seek to terminate or delay payment under existing contracts for the Company's products and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. See "Forward-Looking Statements." A decline in demand for the Company's products in these markets as a result of economic conditions, competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets or continue to earn revenue in current markets.


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


Risks Associated with International Operations

     In the years ended December 31, 2002, 2001, and 2000 revenue derived from sales outside of North America accounted for approximately 30.9%, 23.9%, and 23.5%, respectively, of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its ability to grow and be profitable will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition, operating results and cash flows.

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

                                                  The Toronto Stock Exchange                     Nasdaq National Market
                                    -----------------------------------------------------      ------------------------
                                             US$(1)                       CDN$                    US$            US$
                                    ------------------------     ------------------------      ---------      ---------
                                      High            Low           High           Low           High           Low
                                    ---------      ---------     ---------      ---------      ---------      ---------
     2001
   First Quarter.............         11.13           5.07          17.00           7.75          11.25           4.88
   Second Quarter............          6.32           4.05           9.75           6.25           6.20           4.00
   Third Quarter.............          5.02           2.26           7.75           3.50           5.29           2.23
   Fourth Quarter............          5.03           2.66           7.95           4.20           5.08           2.71

     2002
   First Quarter.............          4.29           3.31           6.76           5.22           4.25           3.40
   Second Quarter............          3.93           3.10           6.21           4.87           3.95           3.05
   Third Quarter.............          3.48           2.83           5.50           4.47           3.62           2.87
   Fourth Quarter............          3.55           2.82           5.60           4.44           3.60           2.78
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

Item 6:  Selected Financial Data (unaudited)

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto as restated (see Notes 1(a) and 14 to the Consolidated Financial Statements) included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from and are qualified by reference to the Company's audited consolidated financial statements. The selected financial data for the years ended December 31, 1999 and 1998 and as at December 31, 2000, 1999 and 1998 set forth in this Item 6 have also been restated. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                                Years ended December 31,
                                         2002             2001             2000              1999             1998
                                    --------------   --------------    --------------  ---------------   --------------

                                    (As restated)     (As restated)    (As restated)    (As restated)    (As restated)
                                    --------------   --------------    --------------  ---------------   --------------
                                                         (In thousands, except per share data)
 Statement of Operations Data:
 Revenue                             $  38,211         $  44,941        $  51,852        $  52,000        $  44,392
 Gross profit                           21,192            23,894           30,772           29,449           22.984
 Operating (loss) income                (2,933)          (11,167)             912            7,624            5,469
 (Loss) income from continuing
   operations for the year (1)(2)       (2,047)          (13,240)             (24)           4,731            3,698
 Diluted (loss) earnings per common
   share                             $   (0.23)        $   (1.61)       $   (0.08)       $    0.11        $    0.44
 Weighted average shares outstanding
                                         8,481             8,623            8,527            9,101            7,563
                                    --------------   --------------    --------------  ---------------   --------------

                                    --------------   --------------    --------------  ---------------   --------------
Balance Sheet Data:                      2002             2001             2000             1999             1998
                                    --------------   --------------    --------------  ---------------   --------------
 Cash and cash equivalents           $  11,017         $  13,176        $  12,865        $  14,750        $   3,456
 Working capital                         8,296            11,374           23,305           23,151            8,163
 Total assets                           37,031            44,263           60,517           50,191           38,220
 Non-current liabilities                 1,914             3,050            6,738            3,399            3,945
 Stockholders' equity                   19,464            23,916           37,404           34,916           20,121
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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations presented below reflects the effects of the restatement of our consolidated financial statements as at December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002. See "Restatements" below for further discussion of this matter.

     Apart from the revisions described above, and an update for subsequent events affecting the status of contingencies, this Item 7 has not been revised for new events and developments.

     The following discussion contains "Forward Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The first and sixth paragraphs under "Restructuring", the first and fifth paragraphs under "Field Service Business", the sections entitled "Recent Accounting Pronouncements" and "Critical Accounting Policies and Significant Estimates", the subsections entitled "Revenue", "Direct Costs", "Gross Margins", "Research and Development", "Sales and Marketing", "General and Administrative" and "Income (loss) from Discontinued Operations", in "Year ended December 31, 2002 Compared to the Year ended December 31, 2001, and the fourth, eighth, ninth and eleventh paragraphs under "Liquidity and Capital Resources". Actual results could differ materially from those projected in the forward looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K/A. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles for Advantex Products", "Dependence on Large Contracts and Concentration of Customers", "History of Losses and Fixed Expenses", "Integration of Acquisitions," "Litigation" and "Competition."

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


Restatements

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the consolidated financial statements as at December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at December 31, 2002, 2001 and 2000 by approximately
$1,069,000, $559,000 and $773,000 respectively. A summary of the significant effects of the restatement is as follows:

                                                   As at                                    As at
                                             December 31, 2002                        December 31, 2001
                                 ------------------------------------------ ---------------------------------------
                                         As                                        As
                                     Previously                 As             Previously               As
                                      Reported               Restated           Reported             Restated
                                 -------------------    ------------------- -----------------    ------------------
Unbilled Receivables              $   5,347,993          $   4,675,112       $   4,331,924         $   4,033,139
Total Current Assets                 24,622,262             23,949,381          28,970,632            28,671,847
Deferred Income Taxes                   534,640                533,628             364,640               349,969
Total Assets                         37,704,849             37,030,956          44,576,820            44,263,364
Deferred Revenue                      7,503,613              7,899,034           7,685,068             7,930,577
Deficit                             (25,207,038)           (26,276,352)        (23,791,781)          (24,350,746)
Stockholders' Equity                 20,533,497             19,464,183          24,474,753            23,915,788
Total Liabilities and
Stockholders' Equity              $  37,704,849          $  37,030,956       $  44,576,820         $  44,263,364


                                    Year ended                          Year ended                          Year ended
                                December 31, 2002                   December 31, 2001                    December 31, 2000
                        ----------------------------------- ----------------------------------- ------------------------------------
                              As                                  As                                  As
                          Previously              As          Previously              As          Previously              As
                           Reported            Restated        Reported            Restated        Reported            Restated
                        ----------------    --------------- ----------------    --------------- ----------------    ----------------
Software and Services
Revenue                  $  25,754,805       $ 24,676,534     $ 32,065,559       $ 31,577,795     $ 41,338,220       $ 40,664,849
Maintenance and
Support Revenue             10,500,287         11,054,550       10,186,907         10,909,906        8,887,738          9,412,878
Total Revenue               38,735,460         38,211,452       44,705,603         44,940,838       51,999,989         51,851,758
Gross Profit                21,716,114         21,192,106       23,658,457         23,893,692       30,919,735         30,771,504
Operating Loss              (2,408,569)        (2,932,577)     (11,402,111)       (11,166,876)       1,060,558            912,357

(Loss) Income from
Continuing Operations
before Tax Provision        (2,135,581)        (2,659,589)     (13,974,903)       (13,739,668)         618,706            470,475

Income Tax (Recovery)
Expense                       (599,293)          (612,952)        (521,375)          (499,715)         491,505            494,324

Net (Loss) Income From
Continuing Operations       (1,536,288)        (2,046,637)     (13,453,528)       (13,239,953)         127,201            (23,849)

                                                               (14,106,693)       (13,893,118)        (554,000)          (705,450)
Net Loss for the year       (1,415,257)        (1,925,606)

Deficit, End of Year     $ (25,207,038)      $(26,276,352)    $(23,791,781)      $(24,350,746)    $ (9,685,088)      $(10,457,628)

Net Loss per share
basic                    $       (0.17)      $      (0.23)    $      (1.64)      $      (1.61)    $      (0.07)      $      (0.08)
Net Loss per share
diluted                  $       (0.17)      $      (0.23)    $      (1.64)      $      (1.61)    $      (0.07)      $      (0.08)

     The cumulative impact on the years prior to fiscal 2000 have been reflected as an increase to accumulated deficit of $621,000 as at January 1, 2000.

     Following management's determination to restate the consolidated financial statements for the periods noted above, management also determined that pro forma disclosures of stock based compensation costs were improperly calculated and disclosed. Accordingly, the pro forma disclosure included in the notes to the consolidated financial statements have been restated.

     The following presents a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements.


Consolidated statement of operations for the year ended December 31, 2002 as restated

     Software and services revenue was reduced by $1,078,000 from $25.8 million to $24.7 million for the year ended December 31, 2002. Maintenance and support revenue increased by $554,000 from $10.5 million to $11.1 million. After accounting for the decrease in the associated tax provision, net loss as previously reported of $1.4 million was increased to a net loss of $1.9 million for the year ended December 31, 2002.


Consolidated statement of operations for the year ended December 31, 2001 as restated

     Software and services revenue was reduced by $488,000 from $32.1 million to $31.6 million for the year ended December 31, 2001. Maintenance and support revenue increased by $723,000 from $10.2 million to $10.9 million. After accounting for the increase in the associated tax provision, net loss as previously reported of $14.1 million was decreased to a net loss of $13.9 million for the year ended December 31, 2001.


Consolidated statement of operations for the year ended December 31, 2000 as restated

     Software and services revenue was reduced by $673,000 from $41.3 million to $40.7 million for the year ended December 31, 2000. Maintenance and support revenue increased by $525,000 from $8.9 million to $9.4 million. After accounting for the increase in the associated tax provision, net loss as previously reported of $0.5 million was increased to a net loss of $0.7 million for the year ended December 31, 2000.


Consolidated balance sheets as at December 31, 2002 and 2001 as restated

     The above table illustrates the restatements identified and their impact on the consolidated balance sheets as at December 31, 2002 and 2001. The impact of the restatement adjustments reflect adjustments to the amount of revenue recognized and its associated impact on unbilled receivables and deferred revenue. The adjustment to the related tax provision is reflected in the restated Deferred Income Taxes balance.


Filing of Restated Financial Statements

     For further information regarding the impact of the restatements on the consolidated statements of operations for each of the years in the three year period ended December 31, 2002 and the balance sheets as at December 31, 2002 and 2001, see notes 1(a) and 14 to the accompanying consolidated financial statements.

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

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                                   Years ended December 31,
                                                          2002               2001                 2000
                                                   ----------------    ----------------     ---------------
                                                                        (In thousands)
                                                     (As restated)       (As restated)        (As restated)
 Revenue:
    Software and services.....................      $    24,676          $   31,578            $  40,665

    Maintenance and support...................           11,055              10,910                9,413
    Third party products and services ........            2,480               2,453                1,774
                                                   ----------------    ----------------     ---------------
                                                         38,211              44,941               51,852
 Direct costs.................................           17,019              21,047               21,081
                                                   ----------------    ----------------     ---------------
 Gross profit.................................           21,192              23,894               30,771
                                                   ----------------    ----------------     ---------------
 Operating expenses:
    Research and development..................            5,506               7,258                8,236
    Sales and marketing.......................           12,382              10,859               12,206
    General and administrative................            6,237               6,075                6,447
    Restructuring charge......................               --               6,106                   --
    Amortization and provision for valuation
     of intangible assets.....................               --               1,824                  294

    Costs of merger...........................               --                  --                1,691
    Provision for doubtful accounts...........               --               2,938                  985
                                                   ----------------    ----------------     ---------------
                                                         24,125              35,060               29,859
 Operating (loss) income......................           (2,933)            (11,166)                 912
 Valuation allowance on investments...........               --              (2,750)                  --
 Other income (expense) ......................              273                 177                 (442)
                                                   ----------------    ----------------     ---------------
 (Loss) income from continuing operations
 before tax provision.........................           (2,660)            (13,739)                 470

 (Recovery of) provision for income taxes
 from continuing operations...................             (613)               (499)                 494
                                                   ----------------    ----------------     ---------------
 Loss  from continuing operations                        (2,047)            (13,240)                 (24)
                                                   ----------------    ----------------     ---------------
 Income (loss) from discontinued operations                 121                (653)                (681)
                                                   ----------------    ----------------     ---------------
 Net loss for the year........................      $    (1,926)         $  (13,893)           $    (705)
                                                   ================    ================     ===============

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.

                                                                     Years ended December 31,
                                                          2002               2001                2000
                                                    ------------------  ----------------  -------------------

                                                      (As restated)      (As restated)       (As restated)
Revenue:
   Software and services.....................              64.6.%              70.3%             78.4%
   Maintenance and support.....................            28.9                24.2              18.2
   Third party products and services...........             6.5                 5.5               3.4
                                                    ------------------  ----------------  -------------------
                                                          100.0               100.0             100.0
Direct costs...................................            44.5                46.8              40.7
                                                    ------------------  ----------------  -------------------
Gross profit...................................            55.5                53.2              59.3
                                                    ------------------  ----------------  -------------------
Operating expenses:
   Research and development....................            14.4                16.1              15.9
   Sales and marketing.........................            32.4                24.2              23.5
   General and administrative..................            16.3                13.5              12.4
   Restructuring charge........................              --                13.6                --
   Amortization and provision for valuation of
      intangible assets........................              --                 4.1               0.6
   Costs of merger.............................              --                  --               3.2
   Provision for doubtful accounts.............              --                 6.5               1.9
                                                    ------------------  ----------------  -------------------
                                                           63.2                78.0              57.5
                                                    ------------------  ----------------  -------------------
Operating (loss) income........................            (7.6)              (24.8)              1.8
Valuation allowance on investments.............              --                (6.1)               --
Other income (expense).........................             0.7                 0.4              (0.9)
                                                    ------------------  ----------------  -------------------
(Loss) income from continuing operations
before tax provision..........................             (6.9)              (30.5)              0.9

(Recovery of) provision for income taxes from
continuing operations..........................            (1.6)               (1.1)              1.0
                                                    ------------------  ----------------  -------------------
Loss from continuing operations................            (5.3)              (29.4)             (0.1)
Income (loss) from discontinued operations.....             0.3                (1.4)             (1.3)
                                                    ------------------  ----------------  -------------------
Net loss for the year..........................            (5.0)%             (30.8)%            (1.4)%
                                                    ==================  ================  ===================


Year ended December 31, 2002 Compared to the Year ended December 31, 2001

     Revenue. Revenue decreased by $6.7 million (15.0%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease was primarily due to the decrease in the revenue earned from software and services, which was partially offset by an increase in the revenue earned from maintenance and support.

     Software and services revenue decreased by $6.9 million (21.9%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle regarding the purchase of software, and reduction of capital expenditures by customers. This delay and reduction in expenditure has caused fewer contracts to be worked on by the Company in the year ended December 31, 2002 as compared to the year ended December 31, 2001 and as a result has caused a reduction in revenue. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $11.1 million for the year ended December 31, 2002, compared to $10.9 million for the year ended December 31, 2001, an increase of 1.3%. The Company believes maintenance and support revenue will continue to increase as the Company's installed customer base increases. See "Forward-Looking Statements".

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

     Direct Costs. Direct costs were 44.5% of revenue for the year ended December 31, 2002, compared to 46.8% for the year ended December 31, 2001. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred as the Company increased its efficiency due to its restructuring, and as a result of increased experience with Advantex r7 installations. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. As a result, the Company expects that future direct costs will increase as a percentage of revenue in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 55.5% of revenue for the year ended December 31, 2002, compared to 53.2% for the year ended December 31, 2001. The increase in gross margin as a percentage of revenue relates primarily to the increased efficiencies for the installations of Advantex r7. The Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin. As a result, the Company expects that gross margins as a percentage of revenue will decrease in the near term. See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $5.5 million, or 14.4% of revenue, for the year ended December 31, 2002, compared to $7.3 million, or 16.2% of revenue, for the year ended December 31, 2001. The decrease in research and development expenses in 2002 is a result of research and development personnel being utililized on revenue producing projects in the current year, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development. The decrease is also the result of the Company's restructuring efforts, and the completion of a major development project in the first quarter of 2001. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $12.4 million or 32.4% of revenue for the year ended December 31, 2002 and $10.9 million or 24.2% of revenue for the year ended December 31, 2001. Total sales and marketing expenses represents an increase of approximately $1.5 million as compared to the same period of 2001. The increase in expenditures in the current year was due to an increase in commission costs relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $6.2 million, or 16.3% of revenue, for the year ended December 31, 2002 and $6.1 million, or 13.5% of revenue, for the year ended December 31, 2001. General and administrative expenses remained relatively consistent with the comparative period as a result of a cost control effort initiated by the Company, offset by one-time severance costs expensed during the year. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

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

     Income Taxes. The Company provided for recovery of income taxes on losses for the year ended December 31, 2002 at the rate of 23.0%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2002.

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


Year ended December 31, 2001 Compared to the Year ended December 31, 2000

     Revenue. Revenue decreased by $6.9 million (13.3%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in software and services revenues, partially offset by an increase in the revenue earned from third party products and services and maintenance and support.

     Software and services revenue decreased by $9.1 million (22.3%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The Company believes its software and service revenues were adversely impacted by customers postponing purchasing decisions. Customer delays in making purchasing decisions and reductions in expenditures resulted in fewer customer contracts and lower than anticipated revenues from the implementation of those customer contracts in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     Maintenance and support revenue was $10.9 million for the year ended December 31, 2001, compared to $9.4 million for the year ended December 31, 2000, an increase of 15.9%. Maintenance and support revenues increased primarily due to the increase in the level of the Company's installed customer base.

     Third party products and services revenue increased by $0.7 million (38.3%) for the year ended December 31, 2001, compared to the year ended December 31, 2000. The Company's revenue from deliveries of third party products and services fluctuates from period to period depending upon the timing of certain contracts and the rollout schedules that are established primarily by the customers.

     Direct Costs. Direct costs were 46.8% of revenue for the year ended December 31, 2001, compared to 40.7% for the year ended December 31, 2000. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in proportion of direct costs to revenue relates to the Company incurring a certain level of fixed costs. As a result of such fixed costs, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and services direct costs and the percentage of direct costs increased.

     Gross Margins. Gross margins were 53.2% of revenue for the year ended December 31, 2001, compared to 59.3% for the year ended December 31, 2000. Gross margins were impacted by the Company's fixed costs. As a result, the decrease in software and services revenues during 2001 was not completely offset by the decrease in software and service direct costs, and gross margins decreased.

     Research and Development. Research and development expenses were $7.3 million, or 16.2% of revenue, for the year ended December 31, 2001, compared to $8.2 million, or 15.9% of revenue, for the year ended December 31, 2000. The 11.9% decrease in research and development expenses in 2001 was a result of the substantial completion of the Company's new version of its Advantex software during the year ended December 31, 2000.

     Sales and Marketing. Sales and marketing expenses were $10.9 million or 24.2% of revenue for the year ended December 31, 2001 and $12.2 million or 23.5% of revenue for the year ended December 31, 2000. This represents a decrease of $1.3 million (11.0%) as compared to 2000. The decrease was due to the Company's restructuring and cost control efforts, which resulted in a decrease in discretionary spending pertaining to sales and marketing activities.

     General and Administrative. General and administrative expenses were $6.1 million, or 13.5% of revenue, for the year ended December 31, 2001 and $6.4 million, or 12.4% of revenue, for the year ended December 31, 2000. This decrease was due primarily to the Company's restructuring and discretionary spending controls instituted during the year ended December 31, 2001.

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

     Income Taxes. The Company provided for income tax recoveries on losses for the year ended December 31, 2001 at the rate of 4.2%, after adjusting for the amortization of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2001.

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


 Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2002, the Company had cash and cash equivalents of $11.0 million (2001 - $13.2 million) and working capital of $8.3 million (2001 - $11.4 million).

     Cash provided by (used in) operating activities was $2.3 million, $3.2 million and $(0.6) million, respectively, for the years ended December 31, 2002, 2001 and 2000. The $2.3 million of cash provided by operating activities in 2002 was comprised of $2.0 million net loss, non-cash charges of $2.5 million, and $1.8 million of changes to non-cash working capital items. The changes to working capital items include a $3.5 million decrease in trade receivables, a $0.6 million increase in unbilled receivables, a $0.3 million decrease in prepaid expenses, a $2.2 million decrease in accrued liabilities, a $0.2 million decrease in trade payables, a $1.0 million increase in taxes payable and a $31,000 decrease in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project and has not completed specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

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

     Cash (used in) provided by financing activities was $(1.7) million, $(1.6) million and $4.9 million, respectively, during the years ended December 31, 2002, 2001 and 2000. The cash used in financing activities in 2002 comprised $2.0 million in repayments of capital leases and $0.3 million from the issuance of common shares.

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

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. See "Forward Looking Statements". As at December 31, 2002 the Company had the following contractual obligations and commercial commitments:

             --------------------------------------------------------------------------------------------------
                  Contractual                                   Payments Due by Period
                  Obligations
             --------------------------------------------------------------------------------------------------
                                          Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                            Year                                        Years
             --------------------------------------------------------------------------------------------------
                 Capital Lease        $ 4,390,957       $ 2,343,275     $ 2,047,682              -            -
                  Obligations
             --------------------------------------------------------------------------------------------------
                Operating Leases      $ 6,832,701       $ 1,144,771     $ 2,672,759    $ 2,082,469    $ 932,702

             --------------------------------------------------------------------------------------------------
               Total Contractual      $11,223,658       $ 3,488,046     $ 4,720,441    $ 2,082,469    $ 932,702
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

Independent Auditors' Report

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

     We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. and subsidiaries as as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1(a) and 14, the accompanying consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three year period ended December 31, 2002 have been restated.

     On January 28, 2003, except notes 1(a), 9(c) and 14, as to which the date is March 25, 2004, we reported separately to the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc. on consolidated financial statements for the same periods audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.



/s/  Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
January 28, 2003, except for notes 1(a), 9(c) and 14, as to which the date is March 25, 2004

                         MDSI MOBILE DATA SOLUTIONS INC.
                           Consolidated Balance Sheets
                      (Expressed in United States dollars)


                                                                                                As at December 31,
                                                                                      --------------------------------------
                                                                                            2002                   2001
                                                                                      ----------------       ----------------
                                                                                        (As restated,         (As restated,
                                                                                        see note 14)           see note 14)
                                                                                      ----------------       ----------------
Assets
Current assets
        Cash and cash equivalents                                                      $ 11,016,945            $13,176,080
        Accounts receivable, net
           Trade (net of allowance for doubtful accounts of $2,506,614;
             2001 - $3,587,303)                                                           6,705,088              9,229,663
           Unbilled                                                                       4,675,112              4,033,139
        Prepaid expenses and other assets (note 8)                                        1,552,236              1,866,459
        Income taxes receivable                                                                   -                366,506
                                                                                      ----------------       ----------------
        Total current assets                                                             23,949,381             28,671,847

Capital assets, net (note 4)                                                              9,798,087              7,635,248

Long term receivable (note 9(c))                                                          2,749,860              3,749,860

Deferred income taxes (note 7)                                                              533,628                349,969
                                                                                      ----------------       ----------------
Assets of discontinued operations (note 2)                                                        -              3,856,440
                                                                                      ----------------       ----------------
Total assets                                                                           $ 37,030,956            $44,263,364
                                                                                      ================       ================

Liabilities and stockholders' equity
Current liabilities
        Accounts payable                                                                 $1,777,465             $1,961,656
        Accrued liabilities (note 13)                                                     3,300,113              5,421,808
        Income taxes payable                                                                602,717                      -
        Deferred revenue                                                                  7,899,034              7,930,577
        Current obligations under capital lease (note 9(a))                               2,073,906              1,984,018
                                                                                      ----------------       ----------------
        Total current  liabilities                                                       15,653,235             17,298,059

Obligations under capital leases (note 9(a))                                              1,913,538              1,301,996
                                                                                      ----------------       ----------------
                                                                                         17,566,773             18,600,055

Liabilities of discontinued operations (note 2)                                                   -              1,747,521
                                                                                      ----------------       ----------------
Total liabilities                                                                        17,566,773             20,347,576
                                                                                      ----------------       ----------------
Stockholders' equity
        Common stock (note 6)
          Authorized:
            Unlimited common shares with no par value
        Issued:  8,176,431 shares; 2001: 8,676,020 shares                                44,208,511             48,519,060
        Additional paid-up capital                                                        2,222,128                522,621
        Treasury stock nil; (2001:13,745 shares)                                                  -                (85,043)
        Accumulated other comprehensive (loss)                                             (690,104)              (690,104)
        Deficit                                                                         (26,276,352)           (24,350,746)
                                                                                      ----------------       ----------------
                                                                                         19,464,183             23,915,788
                                                                                      ----------------       ----------------
Total liabilities and stockholders' equity                                              $37,030,956            $44,263,364
                                                                                      ================       ================

Commitments and contingencies (note 9)


                See accompanying notes to the consolidated financial statements

           MDSI MOBILE DATA SOLUTIONS INC.
        Consolidated Statements of Operations
     (Expressed in United States dollars)

                                                                                Years ended December 31,
                                                                 -------------------------------------------------------
                                                                      2002                 2001                 2000
                                                                 --------------       --------------      --------------
                                                                  (As restated,        (As restated,      (As restated,
                                                                   see Note 14)         see Note 14)       see Note 14)
                                                                 --------------       --------------      --------------
Revenue
      Software and services                                      $ 24,676,534          $ 31,577,795          $40,664,849
      Maintenance and support                                      11,054,550            10,909,906            9,412,878
      Third party products and services                             2,480,368             2,453,137            1,774,031
                                                                 --------------       --------------      --------------
                                                                   38,211,452            44,940,838           51,851,758
                                                                 --------------       --------------      --------------
Direct costs                                                       17,019,346            21,047,146           21,080,254
                                                                 --------------       --------------      --------------
Gross profit                                                       21,192,106            23,893,692           30,771,504
                                                                 --------------       --------------      --------------
Operating expenses
      Research and development                                      5,505,810             7,258,396            8,235,472
      Sales and marketing                                          12,381,679            10,858,596           12,206,265
      General and administrative                                    6,237,194             6,075,396            6,447,135
      Restructuring charge (note 13)                                        -             6,105,927                    -
      Amortization and provision
      for valuation of intangible assets (note 5)                           -             1,824,058              294,247
      Costs of merger                                                       -                     -            1,691,028
      Provision for doubtful accounts                                       -             2,938,195              985,000
                                                                 --------------       --------------      --------------
                                                                   24,124,683            35,060,568           29,859,147
                                                                 =============        ==============      ==============

Operating (loss) income                                            (2,932,577)          (11,166,876)             912,357

Valuation allowance on investments (note 3)                                 -            (2,749,992)                   -
Other income (expense)                                                272,988               177,200             (441,882)
                                                                 --------------       --------------      --------------
(Loss) income from continuing operations before tax provision      (2,659,589)          (13,739,668)             470,475

Recovery of (Provision for) income taxes from
continuing operations (note 7)                                        612,952               499,715             (494,324)
                                                                 --------------       --------------      --------------
Loss from continuing operations                                    (2,046,637)          (13,239,953)             (23,849)

Income (loss) from discontinued operations (note 2)                   121,031              (653,165)            (681,601)
                                                                 --------------       --------------      --------------
Net loss for the year                                             ($1,925,606)         ($13,893,118)           ($705,450)
                                                                 =============        ==============      ==============
Loss per common share
      Loss from continuing operations
       Basic                                                           ($0.24)               ($1.54)              ($0.00)
                                                                 =============        ==============      ==============
       Diluted                                                         ($0.24)               ($1.54)              ($0.00)
                                                                 =============        ==============      ==============
      Net loss
       Basic                                                           ($0.23)               ($1.61)              ($0.08)
                                                                 =============        ==============      ==============
       Diluted                                                         ($0.23)               ($1.61)              ($0.08)
                                                                 =============        ==============      ==============



            See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Consolidated Statements of Stockholders' Equity
                      (Expressed in United States dollars)

                                                                                     Accumulated
                                        Common Stock      Additional                    Other
                             ---------------------------     Paid      Treasury     Comprehensive
                               Shares           Amount    Up Capital     Stock           Loss          Deficit          Total
                             ----------      -----------  -----------  ----------    ------------   -------------    ------------
                                                                                                     (As restated,   (As restated
                                                                                                      See note 14)    See note 14
                             ----------      -----------  -----------  ----------    ------------   -------------    ------------
Balance, January 1, 2000      8,226,596       44,961,759     220,700     (85,043)       (429,438)     (9,752,178)      34,915,800

 Issued on exercise of
 stock options                  369,236        3,268,972           -           -               -               -        3,268,972

 Issued under stock
 purchase plan (Note 6(b))       16,621          185,771           -           -               -               -          185,771
 Change in foreign
 exchange fluctuations                -                -           -           -        (260,666)              -         (260,666)

 Net loss for the year                -                -           -           -               -        (705,450)        (705,450)

                             ----------      -----------  -----------  ----------    ------------   -------------    ------------
Balance, December 31, 2000    8,612,453       48,416,502     220,700     (85,043)       (690,104)    (10,457,628)      37,404,427

 Issued on exercise of
 stock options                   63,567          102,558           -           -               -               -          102,558
 Stock based compensation
 charge                               -                -     301,921           -               -               -          301,921

 Net loss for the year                -                -           -           -               -     (13,893,118)     (13,893,118)

                             ----------      -----------  -----------  ----------    ------------   -------------    ------------
Balance, December 31, 2001    8,676,020      $48,519,060   $ 522,621    $(85,043)      $(690,104)   $(24,350,746)      $23,915,788

 Issued on exercise of
 stock options                  253,181           65,366           -           -               -               -           65,366
 Issued under stock
 purchase plan (Note 6(b))       85,405          212,614           -           -               -               -          212,614
 Redemption of shares
 during year on
 divestiture of                (824,700)      (4,515,766)   1,711,787          -               -               -       (2,803,979)
 subsidiary (Note 2)
 Redemption of treasury
 shares                         (13,475)         (72,763)    (12,280)     85,043               -               -                -
 Net loss for the year                -                -           -           -               -      (1,925,606)      (1,925,606)
                             ----------      -----------  -----------  ----------    ------------   -------------    ------------
Balance, December 31, 2002    8,176,431      $44,208,511  $2,222,128    $      -       $(690,104)    $(26,276,352)     $19,464,183
                             ==========     ============  ===========  ==========    ============  ===============    ===========



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)


                                                                                            Years ended December 31,
                                                                         -------------------------------------------------------
                                                                                 2002                2001               2000
                                                                         ----------------      ----------------   ----------------
                                                                          (As restated,         (As restated,      (As restated,
                                                                           see note 14)          see note 14)       see note 14)
Cash flows from operating activities                                     ----------------      ----------------   ----------------
  Net loss from continuing operations for the year                          $(2,046,637)       $ (13,239,953)      $    (23,849)
  Items not affecting cash:
   Depreciation, amortization and provision for valuation of                  2,706,987            4,502,772          2,551,927
   intangible assets
   Write down in value of surplus capital assets                                      -              563,780                  -
   Valuation allowance on investments                                                 -            2,749,992                  -
   Deferred income taxes                                                       (183,659)               4,370            232,896
   Stock based compensation charge                                                    -              301,921                  -
   Changes in non-cash operating working capital items (Note 11)              1,828,619            8,322,809         (3,350,346)
                                                                           ----------------    ----------------   ----------------
  Net cash provided by (used in) operating activities                         2,305,310            3,205,691           (589,372)
                                                                           ----------------    ----------------   ----------------
Cash flows from financing activities
  Issuance of common shares                                                     277,981              102,558          3,454,743
  (Repayment of)Proceeds from  capital leases                                (1,989,664)          (1,727,326)         1,413,858
                                                                           ----------------    ----------------   ----------------
  Net cash (used in) provided by financing activities                        (1,711,683)          (1,624,768)         4,868,601
                                                                           ----------------    ----------------   ----------------
Cash flows from investing activities
  Repayment of lease receivable                                                       -              133,724            386,860
  Acquisition of investments                                                          -                    -         (2,748,029)
  Proceeds on sale of investments                                                     -              331,458          3,807,039
  Acquisition of intangible asset                                                     -                    -           (220,000)
  Acquisition of capital assets                                              (2,178,732)          (1,346,279)        (5,393,504)
                                                                           ----------------    ----------------   ----------------
  Net cash used in investing activities                                      (2,178,732)            (881,097)        (4,167,634)
                                                                           ----------------    ----------------   ----------------
Net cash (used in) provided by continuing operations                         (1,585,105)             699,826            111,595

Net cash used in discontinued operations (note 2)                              (574,030)            (388,727)        (1,735,988)
                                                                           ----------------    ----------------   ----------------
Net cash (outflow) inflow                                                    (2,159,135)             311,099         (1,624,393)

Effects of foreign exchange fluctuations on cash                                      -                    -           (260,666)

Cash and cash equivalents, beginning of year                                 13,176,080           12,864,981         14,750,040
                                                                           ----------------    ----------------   ----------------
Cash and cash equivalents, end of year                                      $11,016,945        $  13,176,080       $ 12,864,981
                                                                           ================    ================   ================
Supplemental disclosure of cash flow information

  Cash payments for interest                                                $   174,619        $     387,773       $    148,798
                                                                           ================    ================   ================
  Cash (refund) payment for taxes                                           $ (1,320,664)      $     326,694       $  2,110,283
                                                                           ================    ================   ================


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

          As discussed in Note 14, the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000, and for the consolidated balance sheets as at December 31, 2002 and 2001, including the applicable notes, have been restated. Following the Company's decision to restate the consolidated financial statement for the periods noted above, the Company also determined that pro forma disclosures of stock based compensation costs were improperly calculated and disclosed. Accordingly, the pro forma disclosures for stock based compensation (note 1(m)) have been restated.

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

          Statement of Position 97-2 (Software Revenue Recognition) (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants (AICPA) and was amended by the Statement of Position 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition) (SOP 98-4) and Statement of Position 98-9 (Modification of SOP 97-2, Software Revenue Recognition,

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Revenue recognition (continued)

          with Respect to Certain Transactions) (SOP 98-9). The Company adopted SOP 97-2 effective for the Company's year ended December 31, 1998. Based upon our interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4, and SOP 98-9.

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

          The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002. Net loss and net loss per share adjusted to exclude goodwill and other intangible assets that would not have been subject to amortization for 2002, 2001 and 2000 are as follows:

                                                                                   Year ended December 31,
                                                          --------------------------------------------------------
                                                                 2002                2001                2000
                                                          -----------------   ----------------    ----------------
                                                           (As restated,       (As restated,       (As restated,
                                                            see Note 14)       see Note 14)        see Note 14)
          Net loss for the year                             $ (1,925,606)     $ (13,893,118)        $  (705,450)
          Adjustments
               Amortization of goodwill                                -            989,693            (272,247)
               Amortization of other intangible assets                 -             22,000             (22,000)
                                                          -----------------   ----------------    ----------------

          Adjusted net loss                                 $ (1,925,606)     $ (14,904,811)        $  (411,203)
                                                          =================   ================    ================


          Basic and diluted net loss per share, as          $      (0.23)     $       (1.61)        $     (0.08)
            reported
          Basic and diluted net loss per share, as          $      (0.23)     $       (1.73)        $     (0.04)
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

          Comprehensive income for the period can be summarized as follows:

                                                                        Year ended December 31,
                                                   ------------------------------------------------------------
                                                          2002                 2001                 2000
                                                   ------------------   ------------------   ------------------
                                                     (As restated,        (As restated,        (As restated,
                                                     see Note 14)         see Note 14)         see Note 14)
                                                   ------------------   ------------------   ------------------
          Net loss for the year                      $  (1,925,606)       $ (13,893,118)        $   (705,450)

          Other Comprehensive items
              - Translation adjustment                           -                    -             (260,666)
                                                   ------------------   ------------------   ------------------

          Comprehensive net income for the year      $  (1,925,606)       $ (13,893,118)        $   (966,116)
                                                   ==================   ==================   ==================

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

                                                        Net Loss
                                               from Continuing Operations                                 Loss
                                                      (Numerator)                 Shares             Per Share from
                                               (As restated, see Note 14)      (Denominator)      continuing operations
                                             ---------------------------------------------------------------------------
          2002

          Basic                                 $  (2,046,637)                   8,480,866             $   (0.24)
          Effect of stock options                           -                            -                     -
                                             ---------------------------------------------------------------------------
          Diluted                               $  (2,046,637)                   8,480,866             $   (0.24)
                                             ===========================================================================
          2001

          Basic                                 $ (13,239,953)                   8,623,296             $   (1.54)
          Effect of stock options                           -                            -                     -
                                             ---------------------------------------------------------------------------
          Diluted                               $ (13,239,953)                   8,623,296             $   (1.54)
                                             ===========================================================================

          2000

          Basic                                 $     (23,849)                   8,526,723             $   (0.00)
          Effect of stock options                           -                            -                     -
                                             ---------------------------------------------------------------------------
          Diluted                               $     (23,849)                   8,526,723             $   (0.00)
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


                                                                     2002                2001                2000
                                                                (As restated,       (As restated,       (As restated,
                                                                 see Note 14)        see Note 14)        see Note 14)
                                                                ---------------    -----------------   ---------------
          Net loss for the year                                 $  (4,607,505)      $ (17,847,308)      $  (6,672,653)
                                                                ---------------    -----------------   ---------------
          Basic and fully diluted loss per common share         $       (0.54)      $       (2.07)      $       (0.78)
                                                                ===============    =================   ===============

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $2,681,899 would have been recorded for the year ended December 31, 2002 (2001 - $3,954,190 and 2000 - $5,967,203 respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years (2001 - 3 years; 2000 - 3 years), average life of the option of 5 years (2001 - 5 years; 2000 5 years) a weighted average annualized volatility of the Company's share price of 73% (2001 - 96% and 2000 - 81% respectively) and a weighted average annualized risk free interest rate at 2.7% (2001 3.7% and 2000 - 7.00% respectively).

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

     (r)  Product Warranties

          The company generally provides a limited warranty of ninety days on its products and holds back a portion of revenue related to the warranty period as deferred revenue based on the value of these services. The deferred revenue is then recognized ratably over the warranty period. Reconciliation of the deferred product warranty revenue held back for the years ended December 31, 2002 and 2001 is as follows:

                                                                             December 31,
                                                                          2002              2001
                                                                  (As restated, see   (As restated, see
                                                                        note 14)           note 14)
                                                                 ---------------------------------------
          Beginning Balance                                       $    1,055,645       $  1,925,287
          Revenue holdback for new warranties issued                   1,685,759            660,564
          Reduction for warranty obligations satisfied                (1,167,008)        (1,530,206)
                                                                 ---------------------------------------
          Total deferred warranty revenue                         $    1,574,396       $  1,055,645
                                                                 =======================================


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

     Summarized financial information of the discontinued operations is as follows:

                                                   December 31, 2002     December 31, 2001    December 31, 2000
                                                   -----------------     -----------------    -----------------
      Revenues from discontinued operations
      (after applicable income taxes of $ - nil)      $  5,058,101          $ 13,414,690          $  9,543,489

      Income (loss) before income taxes                    108,612              (653,165)             (286,579)
                                                   -----------------     -----------------    -----------------
      Operating income (loss) to measurement date          108,612              (653,165)             (286,579)
      Estimated income (loss) on disposal
      (net of income taxes of 2002 - $5,322;
      2000 - nil)                                           12,419                     -              (395,022)
                                                   -----------------     -----------------    -----------------
      Income (loss) from discontinued operations      $    121,031          $   (653,165)         $   (681,601)
                                                   =================     =================    =================


      Net assets of discontinued operations

                                                    December 31, 2002     December 31, 2001
                                                   -----------------     -----------------
      Current assets                                  $          -          $  2,242,633
      Long term assets                                           -             1,613,807
                                                   -----------------     -----------------
      Total assets of discontinued operations                    -             3,856,440
                                                   -----------------     -----------------
      Current liabilities                                        -             1,426,638
      Long term liabilities                                      -               320,883
                                                   -----------------     -----------------
      Total liabilities of discontinued operations    $          -          $  1,747,521
                                                   =================     =================


      Cash flow of discontinued operations


                                                   December 31, 2002     December 31, 2001    December 31, 2000
                                                   -----------------     -----------------    -----------------
      Operating activities                            $ 2,491,158           $    758,508          $   (841,474)
      Investing activities                                (43,775)              (807,710)           (1,792,799)
      Financing activities                             (3,021,413)              (339,525)              898,285
                                                   -----------------     -----------------    -----------------
      Cash used in discontinued operations            $  (574,030)          $   (388,727)         $ (1,735,988)
                                                   =================     =================    =================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)


3.   INVESTMENTS AND ADVANCES


                                                                2002                 2001
                                                          -----------------    -----------------
         Investment in private companies, at cost             2,000,000             2,499,992
         Other advances                                         500,000               500,000
         Less:  Valuation allowance                          (2,500,000)           (2,999,992)
                                                          -----------------    -----------------
         Total Investments                                  $         -           $         -
                                                          =================    =================

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



4.   CAPITAL ASSETS

                                                          2002                    2001
                                                    -------------------    -------------------
      Computer hardware and software                  $  15,830,618          $   11,403,557
      Furniture and fixtures                              2,532,807               2,440,006
      Leasehold improvements                                918,920                 568,956
      Vehicles                                               50,905                  50,905
                                                    -------------------    -------------------
                                                         19,333,250              14,463,424
      Less:  accumulated amortization                   (9,535,163)             (6,828,176)
                                                    -------------------    -------------------
                                                      $   9,798,087          $    7,635,248
                                                    ===================    ===================


     As at December 31, 2002 the Company has entered into capital lease arrangements for computer hardware in the amount of $7,218,355 (2001 - $6,261,660) and recorded accumulated amortization of $2,489,013 (2001 -$2,656,071) relating to these assets (note 9(a)).


5.   INTANGIBLE ASSETS

                                                                             2002                     2001
                                                                       -----------------         --------------
        Goodwill                                                         $  2,615,751             $  2,615,751
        Commercial web site domain name                                       220,000                  220,000
        Less:  accumulated amortization and provision for valuation        (2,835,751)              (2,835,751)
                                                                       -----------------         --------------
                                                                         $          -             $          -
                                                                       =================         ===============


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

                                                     Connectria Plan          MDSI Plan            Total         Weighted
                                                        Number of             Number of          Number of        Average
                                                         Shares                Shares             Shares           Price
                                                     ---------------------------------------------------------------------
           Outstanding at December 31, 1999               548,057             1,898,534         2,446,591         $   9.49

             Granted                                       34,980               430,554           465,534            16.08
             Exercised                                    (48,791)             (235,899)         (284,690)            8.64
             Cancelled                                          -              (313,491)         (313,491)           12.08
                                                     ---------------------------------------------------------------------
           Outstanding at December 31, 2000               534,246             1,779,698         2,313,944         $  10.32

             Granted                                            -               711,765           711,765             4.18
             Exercised                                    (54,123)               (9,444)          (63,567)            1.61
             Cancelled                                    (52,980)             (852,801)         (905,781)           14.50
                                                     ---------------------------------------------------------------------
           Outstanding at December 31, 2001               427,143             1,629,218         2,056,361         $   6.62

             Granted                                            -               249,000           249,000             3.48
             Exercised                                   (253,077)                 (104)         (253,181)            0.26
             Cancelled                                   (174,066)             (586,933)         (760,999)            7.13
                                                     ---------------------------------------------------------------------
           Outstanding at December 31, 2002                     -             1,291,181         1,291,181             6.96
                                                     =====================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)



6.   STOCKHOLDERS' EQUITY (Continued)

     The following table summarizes information concerning options outstanding at December 31, 2002:


                                     Options Outstanding                      Options Exercisable
                                 -----------------------------             ---------------------------
                                                  Weighted
                                    Number        Average                     Number
                                  Outstanding    Remaining     Weighted     Exercisable    Weighted
                                     as of      Contractual     Average        as of        Average
            Range of               December         Life       Exercise      December      Exercise
         Exercise Prices           31, 2002       (months)       Price       31, 2002        Price
       ------------------------  -------------- ------------- ------------ -------------- ------------
            $0-$6.75                778,249         40.7       $   3.89       448,434       $  4.16
          $6.80-$13.35              466,298         19.7          11.02       431,078         10.99
          $13.40-$20.00              34,634         15.6          15.04        34,509         15.04
          $20.05-$36.20              12,000         30.1          25.48        12,000         25.48
                                 -------------- ------------- ------------ -------------- ------------
                                  1,291,181         32.3       $   6.96       926,021       $ 8.02
                                 ============== ============= ============ ============== ============


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


7.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                                2002                  2001                  2000
                                                         -------------------   -------------------   -------------------
                                                         (As restated, see     (As restated, see     (As restated, see
     Current:                                                 Note 14)              Note 14)              Note 14)
       Canada                                              $          -          $         -           $     49,500
       Foreign                                                  429,293              504,085               (310,928)
                                                         -------------------   -------------------   -------------------
         Total current recovery of (provision for)
            income taxes from continuing operations             429,293              504,085               (261,428)
                                                         -------------------   -------------------   -------------------
     Deferred:
       Canada                                                         -                    -                 92,870
       Foreign                                                  183,659               (4,370)              (325,766)
                                                         -------------------   -------------------   -------------------
        Total deferred  recovery of (provision for)
            income taxes from continuing operations             183,659               (4,370)              (232,896)
                                                         -------------------   -------------------   -------------------
     Recovery of (provision for) income taxes  from
             continuing operations                         $    612,952          $   499,715           $   (494,324)
                                                         ===================   ===================   ===================


     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the (loss) income from continuing operations before tax provision due to the following:

                                                                    2002               2001                2000
                                                               (As restated,
                                                                see Note 14)
                                                              -----------------   ---------------      -------------
      Statutory tax rate                                               39.6%              44.6%              45.6%

      Recovery of (provision for) income taxes from
        continuing operations computed at statutory rate       $  1,053,197        $  6,127,892         $ (214,537)
      Tax losses and (benefits) not recognized in the
        period that the benefit arose                              (967,215)         (5,833,010)          (752,542)
      Lower effective rate on earnings of foreign
        subsidiaries                                                158,652           1,286,297            871,970
      Amortization and write-down of intangible assets
        not deductible for tax                                      393,202            (813,529)          (127,333)
      Other                                                         (24,884)           (267,935)          (271,882)
                                                              -----------------   ---------------      -------------
      Recovery of (provision for) income taxes from
              continuing operations                            $    612,952        $    499,715         $ (494,324)
                                                              =================   ===============     ==============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001, and 2000
                      (Expressed in United States dollars)



7.   INCOME TAXES (continued)

     The principal components of the deferred portion of the provision for income taxes are as follows:


                                                              2002                2001                 2000
                                                         ----------------    ----------------    -----------------
                                                           (As restated,       (As restated,       (As restated,
                                                           see Note 14)        see Note 14)         see Note 14)

     Depreciation                                         $   1,482,694       $     807,765        $   (349,067)
     Deferred revenue                                          (224,433)            756,867             969,689
     Operating loss carry forwards                                    -                   -            (361,160)
     Other                                                   (1,074,602)         (1,569,002)           (492,358)
                                                         ----------------    ----------------    -----------------
     Total deferred recovery (provision) for income
     taxes                                                $     183,659       $      (4,370)       $   (232,896)
                                                         ================    ================    =================


     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:

                                                        2002               2001
                                                    --------------     -------------
                                                    (As restated,      (As restated,
                                                     see Note 14)       see Note 14)

     Operating loss carry forwards                   $  3,789,394      $   3,905,312
     Deferred revenue                                   1,029,846          1,254,279
     Capital assets & intangibles                       2,093,368            341,323
     Reserves and accrued expenses                      2,579,456          2,770,950
     Other                                                374,518            226,785
                                                    --------------     -------------
                                                        9,866,582          8,498,649
     Less: Valuation allowance                         (9,332,954)        (8,148,680)
                                                    --------------     -------------
     Net non current deferred tax asset              $    533,628      $     349,969
                                                    ==============     =============


     At December 31, 2002, the Company has the following loss carry-forwards available for tax purposes:

     Country                        Amount                Expiry
     -------                        ------                ------
     Canada                       $4,700,000         2005 through 2009

     US                           $4,400,000         2021 through 2022

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


9.   COMMITMENTS AND CONTINGENCIES

     (a)  Capital and operating leases

          At December  31,  2002,  future  minimum  payments  under  capital and
          non-cancelable   operating   leases  for  office  space  and  computer
          equipment are as follows:

                                                                        Capital             Operating
                                                                         Leases               Leases
                                                                    ---------------       --------------
          2003                                                      $   2,343,275          $   1,144,771
          2004                                                          1,186,574              1,655,266
          2005                                                            861,108              1,017,493
          2006                                                                  -              1,064,976
          2007                                                                  -              1,017,493
          Therafter                                                             -                932,702
                                                                    ---------------       --------------
          Total minimum lease payments                                  4,390,957          $   6,832,701
                                                                                           =============
          Less: amount representing interest                             (403,513)
                                                                    ---------------
          Present value of net minimum lease payments                   3,987,444
          Less: current portion of capital lease obligations           (2,073,906)
                                                                    ---------------
          Long term portion of capital lease obligations            $   1,913,538
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


9.   COMMITMENTS AND CONTINGENCIES (Continued)

     (c)  Contingency

          The Company is involved in a dispute with a customer. The Company has filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due of approximately $3.7 million. The suit seeks payment of the contract balance, plus other damages, interest and attorneys' fees. The customer has filed an answer and counterclaim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. In addition, the customer counterclaims allege fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. The customer seeks all actual, special, incidental and consequential damages associated with these claims of approximately $7.2 million in addition to punitive damages, interest and attorneys' fees. The Company expects that collection of monies due from the customer is not likely to occur within one year and as a result has reclassified the amounts due from the customer of approximately $3.7 million as a long term receivable. Due to the uncertain nature of the receivable the Company has recorded an allowance of $1.0 million against the amounts due. There is currently no provision in the Company's financial statements to address any refund or other payment to the customer as the Company views this to be an unlikely event. On March 5, 2003, the court granted the customer motion for summary judgment, dismissing the Company's claims for lack of sufficient evidence of damages. The Company filed a motion for reconsideration of this ruling. On March 26, 2003, the court denied the Company's motion. On March 26, 2003, the court granted the Company's motion for partial summary judgment, finding that the customer breached the professional services agreement by wrongfully terminating the agreement. The Company has tendered defense of the customers claim to Chubb Insurance Company. Chubb has accepted defense of the claim under a reservation of rights. The Company believes that any amounts that it is required to pay to the customer would be an insured loss that is covered by insurance, other than any amounts that it is required to pay to the customer as a result of fraud or other intentional misconduct. The Company believes that its claims against the customer are strong and it intends to vigorously pursue its claims for damages, on appeal, if necessary.

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

     (d)  Guarantee

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

     Geographic information

     The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                                    2002                              2001                                2000
                       -------------------------------   --------------------------------   --------------------------------
                                          Long-lived                        Long-lived                          Long-lived
                           Revenue          assets           Revenue          assets            Revenue           assets
                       ---------------  ---------------  ---------------  ---------------   ---------------  ---------------
                        (As restated,                    (As restated,                       (As restated,
                         see Note 14)                     see Note 14)                       see Note 14)
Canada                 $     840,388    $  8,880,084     $   1,374,365    $  6,789,712       $  1,748,694      $  8,731,563
United States             25,571,679         830,789        32,819,991         787,448         37,922,008         5,636,603
Europe, Middle East
and Africa                10,999,163          80,991         9,507,404          57,416          8,758,756            66,946
Asia and Other               800,222           6,223         1,239,078             672          3,422,300             1,856
                       ---------------  ---------------  ---------------  ---------------   ---------------  ---------------
                       $  38,211,452    $  9,798,087     $  44,940,838    $  7,635,248       $ 51,851,758      $ 14,436,968
                       ===============  ===============  ===============  ===============   ===============  ===============


     Major customer

     During the year ended December 31, 2002 the Company earned revenue from one customer of $3,472,229 or approximately 9.1% of total revenue. For the year ended December 31, 2001 the Company earned revenue from on customer of $5,211,212 or approximately 11.6% of total revenue. For the year ended December 31 2000, the Company did not earn revenue from one customer that accounted for greater than 10% of overall revenue.

                        MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)



11.  SUPPLEMENTAL CASH FLOW DISCLOSURES


                                                                  2002              2001                2000
                                                             ---------------  -----------------   -----------------
                                                              (As restated,     (As restated,       (As restated,
                                                               see Note 14)      see Note 14)        see Note 14)
     Accounts receivable                                      $   2,882,600     $   8,396,394       $ (6,922,873)
     Prepaid expenses and other assets                              314,223          (595,648)          (153,431)
     Income taxes payable / receivable                              969,223        (1,457,670)          (476,507)
     Accounts payable and accrued liabilities                    (2,305,884)        1,841,956          1,504,268
     Deferred revenue                                               (31,543)          137,777          2,698,197
                                                             ---------------  -----------------   -----------------
                                                              $   1,828,619     $   8,322,809       $ (3,350,346)
                                                             ===============  =================   =================

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

                                                                          Total Restructuring
                                                                                Charge
                                                                          -------------------
       Workforce reduction                                                   $ 3,375,000
       Provision for excess office space                                       1,861,000
       Non cash writedown of capital assets                                      563,780
       Other                                                                     306,147
                                                                          -------------------
       Total restructuring charges                                             6,105,927
       Cumulative draw-downs                                                  (4,848,592)
                                                                          -------------------
       Accrued restructuring charges included in accrued
       liabilities at December 31, 2002 (2001 - $3,133,660)                  $ 1,257,335
                                                                          ====================

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


14.  RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2002, 2001 and 2000
                      (Expressed in United States dollars)



14.  RESTATEMENT (continued)

     subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the consolidated financial statements as at December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at December 31, 2002, 2001 and 2000 by approximately $1,069,000, $559,000 and $773,000 respectively. A summary of the significant effects of the restatement is as follows:

                                                 As at                                  As at
                                           December 31, 2002                      December 31, 2001
                                ------------------ -- ------------------ ------------------ -- ---------------
                                       As                                       As
                                   Previously                As             Previously               As
                                    Reported              Restated           Reported             Restated
                                ------------------    ------------------ ------------------    ---------------
Unbilled Receivables              $   5,347,993        $    4,675,112      $   4,331,924       $  4,033,139
Total Current Assets                 24,622,262            23,949,381         28,970,632         28,671,847
Deferred Income Taxes                   534,640               533,628            364,640            349,969
Total Assets                         37,704,849            37,030,956         44,576,820         44,263,364
Deferred Revenue                      7,503,613             7,899,034          7,685,068          7,930,577
Deficit                             (25,207,038)          (26,276,352)       (23,791,781)       (24,350,746)
Stockholders' Equity                 20,533,497            19,464,183         24,474,753         23,915,788
Total Liabilities and
Stockholders' Equity              $  37,704,849        $   37,030,956      $  44,576,820       $ 44,263,364


                                    Year ended                          Year ended                          Year ended
                                December 31, 2002                   December 31, 2001                    December 31, 2000
                        ----------------------------------   -------------------------------    -----------------------------
                              As                                  As                                  As
                          Previously              As          Previously            As          Previously           As
                           Reported            Restated        Reported          Restated        Reported         Restated
                         --------------     --------------   ---------------  --------------    -------------    ------------
Software and Services
Revenue                  $  25,754,805      $  24,676,534     $ 32,065,559     $ 31,577,795     $ 41,338,220     $ 40,664,849
Maintenance and
Support Revenue             10,500,287         11,054,550       10,186,907       10,909,906        8,887,738        9,412,878
Total Revenue               38,735,460         38,211,452       44,705,603       44,940,838       51,999,989       51,851,758
Gross Profit                21,716,114         21,192,106       23,658,457       23,893,692       30,919,735       30,771,504
Operating Loss              (2,408,569)        (2,932,577)     (11,402,111)     (11,166,876)       1,060,558          912,357

Loss from Continuing
Operations before Tax
Provision                   (2,135,581)        (2,659,589)     (13,974,903)     (13,739,668)         618,706          470,475

Income Tax (Recovery)
Expense                       (599,293)          (612,952)        (521,375)        (499,715)         491,505          494,324

Net Loss From
Continuing Operations       (1,536,288)        (2,046,637)     (13,453,528)     (13,239,953)         127,201          (23,849)

                                                               (14,106,693)     (13,893,118)        (554,000)        (705,450)
Net Loss for the year       (1,415,257)        (1,925,606)

Deficit, End of Year     $ (25,207,038)     $ (26,276,352)    $(23,791,781)    $(24,350,746)    $ (9,685,088)    $(10,457,628)

Loss per share basic     $       (0.17)     $       (0.23)    $      (1.64)    $      (1.61)    $      (0.07)    $      (0.08)
Loss per share diluted   $       (0.17)     $       (0.23)    $      (1.64)    $      (1.61)    $      (0.07)    $      (0.08)


The cumulative impact on the years prior to fiscal 2000 have been reflected as an increase to accumulated deficit of $621,000 as at January 1, 2000.

Selected Quarterly Financial Data (unaudited)

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2001 and ending December 31, 2002 as well as the percentage of the Company's revenue represented by each item. The quarterly operating results have been restated to give effect to the restatement discussed in Notes 1(a) and 14 to the consolidated financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent restructuring, its recent dispositions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                        Three Months Ended
                                                          2002                                       2001
                                       --------------------------------------------------------------------------------------
                                          Dec. 31    Sep. 30   June 30     Mar. 31   Dec. 31    Sep. 30    June 30   Mar. 31
                                           (As         (As       (As          (As      (As        (As        (As       (As
                                         restated)   restated)  restated)  restated) restated)  restated)  restated) restated)
                                                               (Unaudited, in thousands of dollars)
Statement of Operations Data:
Revenue:
Software and services                    $  8,017   $  6,283   $ 4,723     $ 5,654    $ 7,202   $ 7,183   $  7,580   $  9,614
Maintenance and support                     2,637      2,675     2,907       2,836      2,861     2,811      2,679      2,559
Third party products and services             356      1,608       279         236        778       266        292      1,116
                                       --------------------------------------------------------------------------------------
                                           11,010     10,565     7,909       8,727     10,841    10,259     10,551     13,290

Direct costs                                4,897      5,001     3,491       3,630      5,010     4,449      4,836      6,752
                                       --------------------------------------------------------------------------------------
Gross profit                                6,113      5,564     4,418       5,097      5,831     5,810      5,715      6,538
                                       --------------------------------------------------------------------------------------
Operating expenses:
Research and development                    1,269      1,278     1,499       1,460      1,553     1,662      1,868      2,175
Sales and marketing                         3,026      3,030     3,912       2,414      2,274     2,277      3,266      3,041
General and administrative                  1,557      1,486     1,529       1,664      1,541     1,510      1,539      1,485
Amortization and provision for
valuation of intangible assets                  -          -         -           -        165        11         11      1,637
Restructuring                                   -          -         -           -          -         -      4,906      1,200
Provision for doubtful accounts                 -          -         -           -      1,736         -          -      1,203
                                       --------------------------------------------------------------------------------------
                                            5,852      5,794     6,940       5,538      7,269     5,460     11,590     10,741
                                       --------------------------------------------------------------------------------------
Operating income (loss)                       261       (230)   (2,522)       (441)    (1,438)      350     (5,875)    (4,203)
Valuation allowance on investments              -          -         -           -          -         -          -     (2,750)
Other income (expense)                         40         70        86          76        305       203       (295)       (36)
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income tax
   provision                                  301       (160)   (2,436)       (365)    (1,133)      553     (6,170)    (6,989)
(Provision for) recovery of income
taxes from continuing operations             (169)        31       689         122       (156)      (51)        12        695
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                                 132       (191)   (1,747)       (243)    (1,289)      502     (6,158)    (6,294)
Income (loss) from discontinued
   operations                                   -         12        22          86       (341)     (402)       (32)       121
                                       --------------------------------------------------------------------------------------
Net income (loss) for the period         $    132   $   (179)  $(1,725)    $  (157)   $(1,630)  $   100   $ (6,190)  $ (6,173)
                                       ======================================================================================

     The following table sets forth, for the periods indicated, certain components of the unaudited selected financial data of the Company as a percentage of total revenue:


                                                                        Three Months Ended
                                                          2002                                       2001
                                       --------------------------------------------------------------------------------------
                                          Dec. 31    Sep. 30   June 30     Mar. 31   Dec. 31    Sep. 30    June 30   Mar. 31
                                           (As         (As       (As          (As      (As        (As        (As       (As
                                         restated)   restated)  restated)  restated) restated)  restated)  restated) restated)
                                                               (Unaudited, in thousands of dollars)
Revenue:
Software and services                      72.8%      59.5%       59.7%      64.8%     66.4%      70.0%      71.8%     72.3%
Maintenance and support                    24.0       25.3        36.8       32.5      26.4       27.4       25.4      19.3
Third party products and services           3.2       15.2         3.5        2.7       7.2        2.6        2.8       8.4
                                       --------------------------------------------------------------------------------------
                                          100.0      100.0       100.0      100.0     100.0      100.0      100.0     100.0
Direct costs                               44.5       47.3        44.1       41.6      46.2       43.4       45.8      50.8
                                       --------------------------------------------------------------------------------------
Gross profit                               55.5       52.7        55.9       58.4      53.8       56.6       54.2      49.2
                                       --------------------------------------------------------------------------------------
Operating expenses:
Research and development                   11.5       12.1        19.0       16.7      14.3       16.2       17.7      16.4
Sales and marketing                        27.5       28.7        49.5       27.7      21.0       22.2       31.0      22.9
General and administrative                 14.2       14.1        19.3       19.1      14.2       14.7       14.6      11.2
Amortization and provision for
valuation of intangible assets                -          -           -          -       1.5        0.1        0.1      12.3
Restructuring                                 -          -           -          -         -          -       46.5       9.0
Allowance for doubtful accounts               -          -           -          -      16.0          -          -       9.1
                                       --------------------------------------------------------------------------------------
                                           53.2       54.8        87.8       63.5      67.1       53.2      109.9      80.8
                                       --------------------------------------------------------------------------------------
Operating income (loss)                     2.4       (2.2)      (31.9)      (5.1)    (13.3)       3.4      (55.7)    (31.6)
Valuation allowance on investments            -          -           -          -         -          -          -     (20.7)
Other income (expense)                      0.4        0.7         1.1        0.9       2.8        2.0       (2.8)     (0.3)
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income tax
   provision                                2.7       (1.5)      (30.8)      (4.2)    (10.5)       5.4      (58.5)    (52.6)
                                       --------------------------------------------------------------------------------------
(Provision for) recovery of income
  taxes from continuing operations         (1.5)      (0.3)        8.7        1.4      (1.4)      (0.5)       0.1       5.2
                                       --------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                               1.2       (1.8)      (22.1)      (2.8)    (11.9)       4.9      (58.4)    (47.4)
Income (loss) from discontinued
operations                                    -        0.1         0.3        1.0      (3.1)      (3.9)      (0.3)      0.9
                                       ======================================================================================
Net income (loss) for the period            1.2%      (1.7)%     (21.8)%     (1.8)%   (15.0)%      1.0%     (58.7)%   (46.4)%
                                       ======================================================================================



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

Summary Compensation Table

     The following table sets forth all compensation paid during the fiscal years ended December 31 2002, 2001 and 2000 in respect of each individual who, at any time during fiscal 2002, served as the Company's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus exceeded $100,000 for fiscal 2002 who were serving as executive officers as at December 31, 2002 and two individuals who would have been among the foregoing but for the fact that such individuals were not employed by the Company at December 31, 2002 (collectively "Named Executive Officers") and one additional individual who would have been among the foregoing but for the fact that the individual was not employed by the Company as at December 31, 2002 (the "Additional Officer"):

----------------------------------------------------------------------------------------------------------------------------------
                                                                 Annual Compensation                 Long Term         Other
                                                                                                   Compensation     Compensation
                                                                                                      Awards
                                                      ------------------------------------------- -------------
                                                                                   Other Annual     Securities
                                       Years Ending      Salary         Bonus      Compensation    Under Options
Name and Principal Position             December 31        ($)           ($)            ($)             (#)
----------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                                2002          177,632        19,032          N/A           100,000            -
Chairman & Chief Executive Officer         2001          123,011          -             N/A           10,000             -
                                           2000           25,953          -             N/A            3,000             -
                                                           (1)
----------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin(2)                         2002          139,568          -             N/A              -               -
Executive Vice President, Operations       2001          92,668           -             N/A           70,000             -
                                           2000             -             -             N/A              -               -
----------------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew(3)                          2002          40,504         45,677          N/A              -           227,500(4)
President and Chief Operating Officer      2001          64,612           -           81,500          215,000            -
                                           2000          63,500           -             N/A            3,000             -
----------------------------------------------------------------------------------------------------------------------------------
David Haak                                 2002          151,250        72,651          N/A              -               -
Vice President Sales, Americas             2001          134,000        81,241          N/A            5,000             -
                                           2000          120,000        81,568          N/A             Nil              -
----------------------------------------------------------------------------------------------------------------------------------
Gene Mastro(5)                             2002          128,831       891,690          N/A              -           199,500(4)
Senior Vice President, Sales               2001          246,090       106,173          N/A           10,000             -
                                           2000          190,000        17,100           -              Nil              -
----------------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky (6)                          2002          58,597           -             N/A              -           90,207(4)
Vice President, Technology                 2001          120,560        4,250           N/A            2,500             -
                                           2000          110,000        3,850           N/A              -               -
----------------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                                2002          125,662          -             N/A           12,000             -
Senior Vice President and Chief            2001          120,787        5,815           N/A            5,000             -
Legal Officer                              2000          101,097        9,099           N/A              -               -
----------------------------------------------------------------------------------------------------------------------------------
Tommy Lee                                  2002          126,880          -             N/A            4,250             -
Senior Vice President                      2001          101,764        5,815           N/A           10,000             -
Product Development                        2000          101,097        9,099           N/A              -               -
----------------------------------------------------------------------------------------------------------------------------------
(1)  Represents  compensation received by Mr. Dysthe in his capacity as Chairman of the Board and a director of the Company.
(2)  Had Mr. Rankin been employed for the full year ended  December 31, 2001 his salary would have been $142,146.
(3)  Excludes   consulting  fees  paid  to  Mr.  Chew.  See  "Item  13:  Certain
     Relationship and Related Transactions" for details.  Includes salary earned until Mr.  Chew's  resignation  on March  15,  2002.  If Mr.  Chew had been employed  by the  Company  for the full year ended  December  31,  2002 his salary would have been $152,256.
(4)  Represents severance paid in 2002.
(5)  Includes salary earned until Mr.  Mastro's  resignation on May 31, 2002. If
     Mr.  Mastro  had been  employed  by the  Company  for the full  year  ended
     December 31, 2002 his salary would have been $199,500.
(6)  Mr.  Lawdensky is the Additional  Officer.  Had Mr. Lawdensky been employed for the full year  ended  December  31,  2002 his  salary  would  have been
     $120,120.

Stock Options

     The following table sets forth stock options granted by the Company during the fiscal year ended December 31, 2002 to any of the Named Executive Officers or the Additional Officer:


Option Grants During the Fiscal Year Ended December 31, 2002


-----------------------------------------------------------------------------------------------------------------------------------
                                                   % of Total                                           Potential Realized Value at
                                    Securities       Options                                              Assumed Annual Rates of
                                       Under       Granted to      Exercise or                            Stock Price Appreciation
                                      Options     Employees in     Base Price       Expiration Date           for Option Term
Name                                Granted (#)    Fiscal Year    ($/Security)
                                                                                                        ---------------------------
                                                                                                          5% Growth     10% Growth
-----------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                           50,000          20.1%           $4.20         January 29, 2007       $58,020       $128,760
Chairman & Chief Executive                                         ($6.57 CAD)
Officer                               50,000          20.1%           $3.32           July 2, 2007         $47,750       $103,760
                                                                   ($5.22 CAD)
-----------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                         Nil            Nil             Nil                Nil                Nil            Nil
Executive Vice President,
Operations
-----------------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew                          Nil            Nil             Nil                Nil                Nil            Nil
President and Chief Operating
Officer
-----------------------------------------------------------------------------------------------------------------------------------
David Haak                              Nil            Nil             Nil                Nil                Nil            Nil
Vice President Sales, Americas
-----------------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky                           Nil            Nil             Nil                Nil                Nil            Nil
Vice President, Technology
-----------------------------------------------------------------------------------------------------------------------------------
Tommy Lee                              4,250          1.7%            $3.58         February 1, 2007       $4,200         $9,300
Senior Vice President                                              ($5.63 CAD)
Product Development
-----------------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                           10,000          4.0%            $3.26        September 20, 2007      $9,000         $19,900
Senior Vice President and Chief                                    ($5.10 CAD)
Legal Officer                          2,000          0.8%            $3.61         January 2, 2007        $2,000         $4,370
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


         Aggregated Options Exercised During the Fiscal Year Ended December 31, 2002 and Fiscal Year-End Option Values

------------------------------------------------------------------------------------------------------------------------------
                                                                       Unexercised Options
                                                                          At FY-End (#)         Value of Unexercised in the
                                  Securities       Aggregate           Exercisable/           Money-Options at FY-End
                                  Acquired on    Value Realized       Unexercisable(2)             ($) Exercisable/
               Name               Exercise (#)        ($)                                        Unexercisable (1)
------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                         Nil             Nil               nil (exercisable)        $ nil (exercisable)
Chairman & Chief Executive                                            nil (unexercisable)      $ nil (unexercisable)
Officer

------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                     Nil             Nil               nil (exercisable)         $ nil (exercisable)
Executive Vice President,                                             nil (unexercisable)       $ nil (unexercisable)
Operations
------------------------------------------------------------------------------------------------------------------------------
Gerald F. Chew                      Nil             Nil               65,000 (exercisable)     $9,235 (exercisable)
President and Chief Operating                                         nil (unexercisable)      $ nil (unexercisable)
Officer
------------------------------------------------------------------------------------------------------------------------------
David Haak                          Nil             Nil               20,000 (exercisable)     $500 (exercisable)
Vice President Sales, Americas                                        2,500 (unexercisable)    $500 (unexercisable)
------------------------------------------------------------------------------------------------------------------------------
Glenn Kumoi                         Nil             Nil               18,054 (exercisable)     $560 (exercisable)
Senior Vice President and                                             12,446 (unexercisable)   $560 (unexercisable)
Chief Legal Officer
------------------------------------------------------------------------------------------------------------------------------
Gene Mastro                         Nil             Nil              nil (exercisable)          $ nil (exercisable)
Senior Vice President, Sales                                         nil (unexercisable)        $ nil (unexercisable)
------------------------------------------------------------------------------------------------------------------------------
Tom Lawdensky                       Nil             Nil              nil (exercisable)         $ nil (exercisable)
Vice President, Technology                                           nil (unexercisable)       $ nil (unexercisable)
------------------------------------------------------------------------------------------------------------------------------
Tommy Lee                           Nil             Nil               36,700(exercisable)      $1,115 (exercisable)
Senior Vice President                                                 3,800(unexercisable)     $1,115(unexercisable)
Product Development
------------------------------------------------------------------------------------------------------------------------------
-----------
(1)  Based on Nasdaq closing price of $3.20 on December 31, 2002.
(2)  Includes  options to purchase  common shares within 60 days after  December
     31, 2002.


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

                                                                 Number of Shares
Directors, Executive Officers and 5% Shareholders(1)               Beneficially           % of total Shares
                                                                     Owned(2)                   Owned
-------------------------------------------------------------  --------------------- ----------------------
Erik Dysthe(3) .............................................         490,394                     5.9
Peter Hill Rankin (4).......................................          86,598                     1.1
David Haak(5) ..............................................          27,500                      *
Glenn Kumoi(6)..............................................          20,421                      *
Tommy Lee(7)................................................          43,801                      *
Robert C. Harris, Jr. (8)...................................          91,662                     1.1
Terrence P. McGarty(9)......................................          27,502                      *
David R. Van Valkenburg(10).................................          32,332                      *
Peter Ciceri(11)............................................           8,999                      *
Marc Rochefort(12)..........................................          12,193                      *
                                                               --------------------- ----------------------
All Directors and Executive Officers as a group
(20 persons) (13)...........................................       1,057,930                    12.2%
                                                               --------------------- ----------------------
5% Shareholders:
Kern Capital Management (14)                                       1,288,100                    15.8%
114 West 47th Street, Suite 1926
New York, NY, 10036
Seamark Asset Management Ltd.                                      1,110,500                    13.6%
1801 Hollis Street, Suite 310
Halifax, Nova Scotia B3J 3N4
Howson Tattersall Investment Counsel Limited                         903,495                    11.0%
20 Queen Street West,
Toronto, Ontario M5H 3R3
Guardian Capital Inc.                                                578,375                     7.1%
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


Equity Compensation Plan Information as at December 31, 2002

        Plan Category            Number of securities to be     Weighted-average exercise      Number of securities
                                   issued upon exercise of        price of outstanding        remaining available for
                                    outstanding options,          options, warrants and        future issuance under
                                     warrants and rights                 rights              equity compensation plans
                                                                                               (excluding securities
                                                                                              subject to outstanding
                                                                                               options, warrants and
                                                                                                      rights)
Equity compensation plans          1,291,181 (stock option plan)           $6.96                      1,108,819
approved by security holders
                                        Nil     (employee share            N/A                          100,000
                                                  purchase plan)
Equity compensation plans not                               Nil            N/A                              Nil
approved by security holders
                                ----------------------------------------------------------------------------------------
Total                                               1,291,181              N/A                        1,208,819
                                ========================================================================================



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


Item 14: Controls and Procedures

     This Item 14 has been updated to reflect the restatements as well as for events and developments subsequent to December 31, 2002.

     (a)  Evaluation of Disclosure Controls and Procedures

     In connection with this amendment, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the"Evaluation Date").

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

     In connection with the contract review undertaken concerning the restatements of the Company's financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003, described in notes 1(a) and 14 to the audited consolidated financial statements and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company together with its independent auditors identified certain areas in which the Company could improve its internal control over financial reporting. The Company had implemented internal controls and procedures to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding these internal controls, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in the Company's software and implementation contracts resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.


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

     On November 17, 2003 and February 26, 2004, the Company announced its intention to restate the Company's annual financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003. The restatement related to an inappropriate allocation of contracted fees between software and implementation services and maintenance and support services as a result of certain terms or provisions included in software and implementation contracts and a detailed review of the services being performed during this period. Please see notes 1(a) and 14 to the consolidated financial statements and "Restatements" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

     The Company's management plans to undertake a further review and assessment of the Company's internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company's management may recommend and the Company may implement additional changes in the Company's internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company's current level of activities, the Company is evaluating the level of staffing of its finance group.

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

                                   SCHEDULE II

                         MDSI MOBILE DATA SOLUTIONS INC.
                        Valuation and Qualifying Accounts
                      (Expressed in United States Dollars)



                                                Balance,        Additions,
                                              Beginning of        During              Application/Write-    Balance, End
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


3.   Exhibits

     The following Exhibits are filed as part of this report:

     Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
      3.1(1)        Articles of Incorporation of the Company
      3.2(1)        Articles of Amendments of the Company
      3.3(1)        By-laws of the Company
      4.1(1)        Form of Common Share Certificate
     10.1(2)(3)     2000 Stock Option Plan
     10.2(1)        Form of  Indemnification  Agreement  between the Company and certain officers of the Company
     10.3(1)        Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
     10.4(2)(4)     Eployment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe
     10.5(2)(4)     Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew
     10.6(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin
     10.7(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
     10.8(5)        Lease  ated  May  14,  1999   between   California   Public
                    Employees'  Retirement System and Mobile Data Solutions Inc.
                    a subsidiary of the Company
     10.9(5)        Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
     10.10(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann
     10.11(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller
     10.12(2)(6)    Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
     10.13(2)(7)    2002 Stock Purchase Plan
     10.14(8)       Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
     10.15(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller

     Exhibit
      Number        Description
      ------        -----------
     10.16(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
     10.17(8)       $250,000  romissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
     10.18(8)       Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
     10.19(2)(9)    Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
     10.20(2)(9)    Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
     10.21(2)(9)    Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
     21.1(9)        List of the Company's Subsidiaries
     23.1           Consent of Deloitte & Touche LLP
     31.1           Section 302 Certification of Chief Executive Officer
     31.2           Section 302 Certification of Chief Financial Officer
     32.1           Section 906 Certification of Chief Executive Officer
     32.2           Section 906 Certification of Chief Financial Officer
--------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002, which is being amended by this Form 10-K/A.

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

         March 30, 2004.

                                   MDSI MOBILE DATA SOLUTIONS INC.

                                   By: /s/ Erik Dysthe
                                       ----------------------------------------
                                       Erik Dysthe, President and Chief
                                       Executive Officer, Chairman of the Board
                                       and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----


/s/ Erik Dysthe              President and Chief Executive
---------------------------  Officer, Chairman of the Board
Erik Dysthe                  and Director (Principal Executive   March 30, 2004
                               Officer)


/s/ Verne D. Pecho           Vice President - Finance and
---------------------------  Administration and Chief Financial
Verne D. Pecho               Officer (Principal Financial and
                             Accounting Officer)                 March 30, 2004


/s/ Peter Ciceri
---------------------------
Peter Ciceri                 Director                            March 30, 2004


/s/ Robert C. Harris, Jr.
---------------------------
Robert C. Harris, Jr.        Director                            March 30, 2004


/s/ Terrence P. McGarty
---------------------------
Terrence P. McGarty          Director                            March 30, 2004


/s/ Marc Rochefort
---------------------------
Marc Rochefort               Director                            March 30, 2004


/s/ David R. Van Valkenburg
---------------------------
David R. Van Valkenburg      Director (Authorized U.S.
                              Representative)                    March 30, 2004

                                  EXHIBIT LIST

     Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
      3.1(1)        Articles of Incorporation of the Company
      3.2(1)        Articles of Amendments of the Company
      3.3(1)        By-laws of the Company
      4.1(1)        Form of Common Share Certificate
     10.1(2)(3)     2000 Stock Option Plan
     10.2(1)        Form of  Indemnification  Agreement  between the Company and certain officers of the Company
     10.3(1)        Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
     10.4(2)(4)     Eployment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe
     10.5(2)(4)     Employment  Agreement  dated  April  24,  2001  between  the
                    Company and Gerald F. Chew
     10.6(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin
     10.7(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
     10.8(5)        Lease  ated  May  14,  1999   between   California   Public
                    Employees'  Retirement System and Mobile Data Solutions Inc.
                    a subsidiary of the Company
     10.9(5)        Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
     10.10(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Richard S. Waidmann
     10.11(2)(5)    Employment  Agreement  dated May 9, 2001 between the Company and Eric Y. Miller
     10.12(2)(6)    Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
     10.13(2)(7)    2002 Stock Purchase Plan
     10.14(8)       Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
     10.15(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller

     Exhibit
      Number        Description
      ------        -----------
     10.16(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
     10.17(8)       $250,000  romissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
     10.18(8)       Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
     10.19(2)(9)    Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
     10.20(2)(9)    Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
     10.21(2)(9)    Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
     21.1(9)        List of the Company's Subsidiaries
     23.1           Consent of Deloitte & Touche LLP
     31.1           Section 302 Certification of Chief Executive Officer
     31.2           Section 302 Certification of Chief Financial Officer
     32.1           Section 906 Certification of Chief Executive Officer
     32.2           Section 906 Certification of Chief Financial Officer
--------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002, which is being amended by this Form 10-K/A.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.