Form 10-Q/A
period 2003-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-03-30
CIK 935497

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

                         MDSI Mobile Data Solutions Inc.

                            INDEX TO THE FORM 10-Q/A
                  For the quarterly period ended March 31, 2003


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

                 Condensed Consolidated Balance Sheets.........................1

                 Condensed Consolidated Statements of Operations...............2

                 Condensed Consolidated Statements of Cash Flows...............3

                 Notes to the Condensed Consolidated Financial Statements......4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................12

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...24

         ITEM 4. CONTROLS AND PROCEDURES .....................................25

Part II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS ...........................................26

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................28

SIGNATURES ...................................................................30

INTRODUCTORY NOTE


We issued press releases on November 17, 2003 and February 26, 2004, included as exhibits to Form 8-Ks filed with the Securities and Exchange Commission on the same dates, relating to our intention to restate our annual financial statements for the fiscal years 1998 to 2002 inclusive, and our quarterly results for the 2003 fiscal year. This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 and is being filed to reflect the restatement of the condensed consolidated financial statements. The effects of this restatement on the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2003 and 2002, and the condensed consolidated balance sheet as at March 31, 2003 and December 31, 2002 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this Form 10-Q/A for the quarterly period ended March 31, 2003.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002 and the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon. We are concurrently filing an amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2002, initially filed with the Securities and Exchange Commission on March 31, 2003, which includes the following (audited) restated financial statements: consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2002, 2001 and 2000 and consolidated balance sheet as at December 31, 2002 and 2001.

See Notes 1(a) and 7 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliation of previously reported amounts.

For a discussion of events and developments subsequent to March 31, 2003, see our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003, which contain (unaudited) restated condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the three and nine month periods ended September 30, 2003 and 2002, respectively, (unaudited) restated condensed consolidated statements of cash flow for the three and six month periods ended June 30, 2003 and 2002 and the three and nine month periods ended September 30, 2003 and 2002, respectively, and (unaudited) restated condensed consolidated balance sheets as at June 30, 2003, September 30, 2003 and December 31, 2002, which are being filed concurrently with this amendment on Form 10-Q/A.

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

                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                         As at
                                                                              March 31,        December 31,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            ---------------   ---------------
ASSETS                                                                      (As restated,     (As restated,
                                                                             see Note 7)       see Note 7)
                                                                            ---------------   ---------------
CURRENT ASSETS
   Cash and cash equivalents                                                $  12,549,244      $ 11,016,945
   Accounts receivable, net
      Trade (net of allowance for doubtful accounts $2,497,031;
          2002 - $2,506,614)                                                    7,899,974         6,705,088
      Unbilled                                                                  2,340,142         4,675,112
   Prepaid expenses and other assets                                            1,126,251         1,552,236
                                                                            ---------------   ---------------
                                                                               23,915,611        23,949,381

CAPITAL ASSETS, NET                                                             9,489,419         9,798,087
LONG TERM RECEIVABLE (note 6)                                                   2,749,860         2,749,860
DEFERRED INCOME TAXES                                                             533,628           533,628
                                                                            ---------------   ---------------
TOTAL ASSETS                                                                $  36,688,518      $ 37,030,956
                                                                            ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                         $   1,255,509         1,777,465
   Accrued liabilities (note 5)                                                 3,018,920         3,300,113
   Income taxes payable                                                           599,045           602,717
   Deferred revenue                                                             8,953,955         7,899,034
   Current obligations under capital leases                                     1,901,935         2,073,906
                                                                            ---------------   ---------------
                                                                               15,729,364        15,653,235

OBLIGATIONS UNDER CAPITAL LEASES                                                1,614,952         1,913,538
                                                                            ---------------   ---------------
TOTAL LIABILITIES                                                              17,344,316        17,566,773

STOCKHOLDERS' EQUITY
   Common stock                                                                44,281,578        44,208,511
   Additional paid-up capital                                                   2,222,128         2,222,128
   Deficit                                                                    (26,469,400)      (26,276,352)
   Accumulated other comprehensive loss                                          (690,104)         (690,104)
                                                                            ---------------   ---------------
                                                                               19,344,202        19,464,183
                                                                            ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  36,688,518      $ 37,030,956
                                                                            ===============   ===============


Commitments and Contingencies (note 6)



            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2003              2002
                                                                  ---------------   ---------------
REVENUE                                                           (As restated,     (As restated,
                                                                   see Note 7)       see Note 7)
                                                                  ---------------   ---------------
   Software and services                                           $ 7,213,433      $   5,654,423
   Maintenance and support                                           2,817,794          2,836,135
   Third party products and services                                 1,852,745            236,390
                                                                  ---------------   ---------------
                                                                    11,883,972          8,726,948

DIRECT COSTS                                                         5,928,104          3,630,318
                                                                  ---------------   ---------------
GROSS PROFIT                                                         5,955,868          5,096,630
                                                                  ---------------   ---------------
OPERATING EXPENSES
   Research and development                                          1,279,026          1,460,035
   Sales and marketing                                               2,947,943          2,413,893
   General and administrative                                        1,570,066          1,664,442
                                                                  ---------------   ---------------
                                                                     5,797,035          5,538,370
                                                                  ---------------   ---------------
OPERATING INCOME (LOSS)                                                158,833           (441,740)

OTHER (EXPENSE) INCOME                                                (252,619)            76,233
                                                                  ---------------   ---------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAX PROVISION                   (93,786)          (365,507)

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING OPERATIONS                99,262           (121,739)
                                                                  ---------------   ---------------
NET LOSS FOR PERIOD FROM CONTINUING OPERATIONS                        (193,048)          (243,768)
INCOME FROM DISCONTINUED OPERATIONS (note 2)                                 -             86,415
                                                                  ---------------   ---------------
NET LOSS FOR THE PERIOD                                               (193,048)          (157,353)

DEFICIT, BEGINNING OF PERIOD                                       (26,276,352)       (24,350,746)
                                                                  ---------------   ---------------
DEFICIT, END OF PERIOD                                            $(26,469,400)     $ (24,508,099)
                                                                  ===============   ===============
Loss per common share
Loss from continuing operations
   Basic                                                          $      (0.02)     $       (0.03)
                                                                  ===============   ===============
   Diluted                                                        $      (0.02)     $       (0.03)
                                                                  ===============   ===============
Net Loss
   Basic                                                          $      (0.02)     $       (0.02)
                                                                  ===============   ===============
   Diluted                                                        $      (0.02)     $       (0.02)
                                                                  ===============   ===============


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                    Three months ended March 31,
                                                                  --------------------------------
                                                                       2003              2002
                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                             (As restated,     (As restated,
                                                                   see Note 7)       see Note 7)
                                                                  ---------------   ---------------
   Net loss from continuing operations                            $   (193,048)      $   (243,768)
   Items not affecting cash:
     Depreciation                                                      730,761            673,591
     Deferred Income Taxes                                                   -              3,961
     Changes in non-cash operating working capital items             1,814,169             (1,108)
                                                                  ---------------   ---------------
   Net cash provided by operating activities                         2,351,882            432,676
                                                                  ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common shares                                            73,067            212,164
   Repayment of capital leases                                        (470,557)          (508,800)
                                                                  ---------------   ---------------
   Net cash used by financing activities                              (397,490)          (296,636)
                                                                  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                                      (422,093)          (210,894)
                                                                  ---------------   ---------------
   Net cash used in investing activities                              (422,093)          (210,894)
                                                                  ---------------   ---------------
   Net cash provided by (used for) continuing operations             1,532,299            (74,854)
   Net cash used for discontinued operations (note 2)                        -           (253,768)
                                                                  ---------------   ---------------
NET CASH INFLOW (OUTFLOW)                                            1,532,299           (328,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      11,016,945         13,176,080
                                                                  ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 12,549,244       $ 12,847,458
                                                                  ===============   ===============


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

          As discussed in Note 7, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and the condensed consolidated balance sheets as at March 31, 2003 and December 31, 2002, including the applicable notes, have been restated. Following the Company's decision to restate the condensed consolidated financial statements, the Company also determined that the pro-forma disclosures of stock based compensation costs were improperly calculated and disclosed. Accordingly, the pro-forma disclosures for stock based compensation in note 1(e) have been restated.

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

                                                                    Three months ended March 31,
                                                                 -----------------------------------
                                                                      2003                2002
                                                                 ---------------    ----------------
                                                                 (As restated,       (As restated,
                                                                  see Note 7)         see Note 7)
                                                                 ---------------    ----------------
           Net loss for the period                                 $  (537,504)       $   (827,828)
                                                                 ---------------    ----------------
           Basic and fully diluted loss per common share           $     (0.07)       $      (0.09)
                                                                 ===============    ================

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $344,456 would have been recorded for the three months ended March 31, 2003 (2002 - $670,475). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years a weighted average annualized volatility of the Company's share price of 73% and a weighted average annualized risk free interest rate at 2.7%.


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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

     Results of discontinued operations
                                                                                    Three months ended,
        -----------------------------------------------------------------------------------------------------------
                                                                       March 31, 2003                March 31, 2002
                                                                      -----------------             ---------------
        Revenues                                                       $           -                $    2,640,211
        Income (loss) before income taxes                                          -                        86,415
        Income tax                                                                 -                             -
                                                                      -----------------             ---------------
                                                                                   -                        86,415
        Income on disposal
           net of income taxes                                                     -                             -
                                                                      -----------------             ---------------
        Income (loss) from discontinued operations                     $           -                $       86,415
                                                                      ==================            ===============

     Cash flows of discontinued operations                                          Three months ended,
     ---------------------------------------------------------------------------------------------------------------
                                                                       March 31, 2003                March 31, 2002
                                                                      -----------------             ---------------
        Operating activities                                           $           -                 $      (10,488)
        Investing activities                                                       -                       (114,663)
        Financing activities                                                       -                       (128,617)
                                                                      -----------------             ---------------
        Cash used for discontinued operations                          $           -                 $     (253,768)
                                                                      =================             ================


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

     The Company earned revenue from sales to customers in the following geographic locations:

                                                               Three months ended
                                                                    March 31,
                                                        -----------------------------------
                                                             2003                2002
                                                        ---------------     ---------------
                                                         (As restated,      (As restated,
                                                          see Note 7)        see Note 7)
                                                        ---------------     ---------------
       Canada.........................................   $     273,437       $    251,130
       United States..................................       5,305,338          6,489,142
       Europe Middle East and Africa..................       6,023,815          1,986,676
       Asia and Other.................................         281,382                  -
                                                        ---------------     ---------------
                                                         $  11,883,972       $  8,726,948
                                                        ===============     ===============

     Major customers

     During the three months ended March 31, 2003 revenue from two customers accounted for approximately 20.6% and 9.6%, respectively of total revenue. For the three months ended March 31, 2002 one customer did not account for greater than 10% of total revenue.

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

                                                             Three months ended
                                                                  March 31,
                                                       -------------------------------
                                                            2003             2002
                                                       ---------------   --------------
                                                        (As restated,
                                                         see Note 7)
       Weighted average shares outstanding.........         8,185,445        8,726,314
       Effect of dilutive securities
        Stock options..............................                 -                -
                                                       ---------------   --------------
       Diluted weighted average shares outstanding.         8,185,445        8,726,314
                                                       ---------------   --------------

5.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                    Total Restructuring
                                                                           Charge
                                                                    -------------------
        Workforce reduction                                            $  3,375,000
        Provision for excess office space                                 1,861,000
        Non cash write-down of capital assets                               563,780
        Other                                                               306,147
                                                                    -------------------
        Total restructuring charges                                       6,105,927
        Cumulative draw-downs                                            (4,996,153)
                                                                    -------------------
        Accrued   restructuring  charges  included  in  accrued
        liabilities at March 31, 2003                                  $  1,109,774
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


7.   RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended March 31, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the condensed consolidated financial statements as at March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at March 31, 2003 and 2002 by approximately $1,485,000 and $437,000, respectively. A summary of the significant effects of the restatement is as follows:

                                                          As at
                                                      March 31, 2003
                                        ----------------------------------------
                                                As
                                            Previously                 As
                                             Reported               Restated
                                        -------------------    -----------------
           Unbilled Receivables             $   3,130,912          $  2,340,142
           Total Current Assets                24,706,381            23,915,611
           Deferred Income Taxes                  534,640               533,628
           Total Assets                        37,480,300            36,688,518
           Income Taxes Payable                   605,531               599,045
           Deferred Revenue                     8,254,604             8,953,955
           Total Current Liabilities           15,036,499            15,729,364
           Total Liabilities                   16,651,451            17,344,316
           Deficit                            (24,984,753)          (26,469,400)
           Stockholders' Equity                20,828,849            19,344,202
           Total Liabilities and
           Stockholders' Equity             $  37,480,300          $ 36,688,518

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)



7.   RESTATEMENT (continued)


                                                  Three months ended                    Three months ended
                                                    March 31, 2003                        March 31, 2002
                                           ----------------------------------     ----------------------------
                                                  As                                    As              As
                                              Previously           As               Previously
                                               Reported         Restated             Reported        Restated
                                           ----------------------------------     ----------------------------
           Software and Services Revenue     $  7,850,659      $  7,213,433        $  5,807,093     $ 5,654,423
           Maintenance and Support
           Revenue                              2,602,387         2,817,794           2,557,073       2,836,135
           Total Revenue                       12,305,791        11,883,972           8,600,556       8,726,948
           Gross Profit                         6,377,687         5,955,868           4,970,238       5,096,630
           Operating Income (Loss)                580,652           158,833            (568,132)       (441,740)
           Income (Loss) From Continuing
           Operations Before Tax
           Provision                              328,033           (93,786)           (491,899)       (365,507)

           Income Tax Expense (Recovery)
           From Continuing Operations             105,748            99,262            (125,700)       (121,739)

           Net Income (Loss) From
           Continuing Operations                  222,285          (193,048)           (366,199)       (243,768)

           Net Income (Loss)  for the
           Period                                 222,285          (193,048)           (279,784)       (157,353)
           Deficit, Beginning of Period       (25,207,038)      (26,276,352)        (23,791,781)    (24,350,746)
           Deficit, End of Period            $(24,984,753)    $ (26,469,400)        (24,071,565)    (24,508,099)

           Net Earnings (Loss) per share
           basic                             $       0.03     $       (0.02)      $       (0.03)   $      (0.02)
           Net Earnings (Loss) per share
           diluted                           $       0.03     $       (0.02)      $       (0.03)   $      (0.02)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations presented below reflects the effects of the restatement of our condensed consolidated financial statements as at March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. See "Restatements" below for further discussion of this matter.

Apart from the revisions described above, and an update for events affecting the status of contingencies, this Item 2 has not been revised for new events and developments.


Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to achieve anticipated levels of cost savings and the risk that such cost reduction may adversely affect the ability of MDSI to achieve its business objectives, the failure of MDSI to successfully execute its business strategies, the effect of slow United States and international economies generally, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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


Restatements

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended March 31, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the condensed consolidated financial statements as at March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at March 31, 2003 and 2002 by approximately $1,485,000 and $437,000, respectively. A summary of the significant effects of the restatement is as follows:


                                                         As at
                                                    March 31, 2003
                                        ------------------- -- -----------------
                                                As
                                            Previously                As
                                             Reported              Restated
                                        -------------------    -----------------
           Unbilled Receivables             $    3,130,912        $   2,340,142
           Total Current Assets                 24,706,381           23,915,611
           Deferred Income Taxes                   534,640              533,628
           Total Assets                         37,480,300           36,688,518
           Income Taxes Payable                    605,531              599,045
           Deferred Revenue                      8,254,604            8,953,955
           Total Current Liabilities            15,036,499           15,729,364
           Total Liabilities                    16,651,451           17,344,316
           Deficit                             (24,984,753)         (26,469,400)
           Stockholders' Equity                 20,828,849           19,344,202
           Total Liabilities and
           Stockholders' Equity               $ 37,480,300        $  36,688,518

                                                        Three months ended                   Three months ended
                                                          March 31, 2003                       March 31, 2002
                                                -----------------------------------    --------------------------------
                                                       As                                    As              As
                                                   Previously            As              Previously
                                                    Reported          Restated            Reported        Restated
                                                ----------------- -----------------    --------------- ----------------
           Software and Services Revenue           $   7,850,659     $   7,213,433       $  5,807,093     $  5,654,423
           Maintenance and Support Revenue             2,602,387         2,817,794          2,557,073        2,836,135
           Total Revenue                              12,305,791        11,883,972          8,600,556        8,726,948
           Gross Profit                                6,377,687         5,955,868          4,970,238        5,096,630
           Operating Income (Loss)                       580,652           158,833           (568,132)        (441,740)

           Income (Loss) From Continuing
           Operations Before Tax Provision               328,033           (93,786)          (491,899)        (365,507)

           Income Tax Expense (Recovery)
           From Continuing Operations                    105,748            99,262           (125,700)        (121,739)

           Net Income (Loss) From
           Continuing Operations                         222,285          (193,048)          (366,199)        (243,768)

           Net Income (Loss) for the Period              222,285          (193,048)          (279,784)        (157,353)
           Deficit, Beginning of Period              (25,207,038)      (26,276,352)       (23,791,781)     (24,350,746)
           Deficit, End of Period                  $ (24,984,753)    $ (26,469,400)       (24,071,565)     (24,508,099)

           Net Earnings (Loss) per share basic     $        0.03     $       (0.02)      $      (0.03)    $      (0.02)
           Net Earnings (Loss) per share diluted   $        0.03     $       (0.02)      $      (0.03)    $      (0.02)



     The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited condensed consolidated financial statements.


Condensed consolidated statement of operations for the three months ended March 31, 2003 as restated

     Software and services revenue was reduced by $637,000 from $7.9 million to $7.2 million for the three months ended March 31, 2003. Maintenance and support revenue was increased by $215,000 from $2.6 million to $2.8 million for the three months ended March 31, 2003. After accounting for the decrease in the associated tax provision, net income as previously reported of $222,000 was reduced to a net loss of $193,000 for the three months ended March 31, 2002.


Condensed consolidated statement of operations for the three months ended March 31, 2002 as restated

     Software and services revenue was reduced by $153,000 from $5.8 million to $5.7 million for the three months ended March 31, 2002. Maintenance and support revenue was increased by $279,000 from $2.6 million to $2.8 million for the three months ended March 31, 2002. After accounting for the increase in the associated tax provision, net loss as previously reported of $280,000 was reduced to a net loss of $157,000 for the three months ended March 31, 2003.


Condensed consolidated balance sheet as at March 31, 2003 as restated

     The above table illustrates the restatements identified and their impact on the condensed consolidated balance sheet as at March 31, 2003. The impact of the restatement reflects adjustments to the amount of revenue recognized and their associated impact on unbilled receivables and deferred revenues. The adjustment to the related tax provision is reflected in the restated Income Taxes Payable and Deferred Income Taxes balances.

     Following management's determination to restate the consolidated financial statements noted above, management also determined that pro-forma disclosures of stock-based compensation costs were improperly calculated and disclosed. Accordingly, the pro-forma disclosures included in the notes to the condensed consolidated financial statements have been restated.

     For further information regarding the impact of the restatements on the condensed consolidated statements of operations for the three months ended March 31, 2003 and March 31, 2002 and the balance sheet as at March 31, 2003, see notes 1(a) and 7 to the accompanying condensed consolidated financial statements.


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

     In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                    Total Restructuring
                                                                           Charge
                                                                    -------------------
        Workforce reduction                                            $  3,375,000
        Provision for excess office space                                 1,861,000
        Non cash write-down of capital assets                               563,780
        Other                                                               306,147
                                                                    -------------------
        Total restructuring charges                                       6,105,927
        Cumulative draw-downs                                            (4,996,153)
                                                                    -------------------
        Accrued   restructuring  charges  included  in  accrued
        liabilities at March 31, 2003                                  $  1,109,774
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

Results of Operations

     The Company's net loss was $0.2 million for the three months ended March 31, 2003. This compares to a net loss of $0.2 million for the three months ended March 31, 2002. Income remained relatively unchanged as increased revenue from several significant contracts during the period was materially offset by increased costs.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                                      Three months ended March 31,
                                                                      ------------------------------
                                                                          2003            2002
                                                                      -------------   --------------
   REVENUE                                                             (As restated)   (As restated)
      Software and services                                                 60.7%            64.8%
      Maintenance and support                                               23.7%            32.5%
      Third party products and services                                     15.6%             2.7%
                                                                      -------------   --------------
                                                                           100.0%           100.0%

   DIRECT COSTS                                                             49.9%            41.6%
                                                                      -------------   --------------
   GROSS PROFIT                                                             50.1%            58.4%
                                                                      -------------   --------------
   OPERATING EXPENSES
      Research and development                                              10.8%            16.7%
      Sales and marketing                                                   24.8%            27.7%
      General and administrative                                            13.2%            19.1%
                                                                      -------------   --------------
                                                                            48.8%            63.5%
                                                                      -------------   --------------
   OPERATING INCOME (LOSS)                                                   1.3%            (5.1)%

   OTHER (EXPENSE) INCOME                                                   (2.1)%            0.9%
                                                                      -------------   --------------
   LOSS FROM CONTINUING OPERATIONS BEFORE TAX PROVISION                     (0.8)%           (4.2)%

   INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING OPERATIONS                  0.8%            (1.4)%
                                                                      -------------   --------------
   NET LOSS FROM CONTINUING OPERATIONS                                      (1.6)%           (2.8)%

   INCOME FROM DISCONTINUED OPERATIONS                                         0%             1.0%
                                                                      -------------   --------------
   NET LOSS FOR THE PERIOD                                                  (1.6)%           (1.8)%
                                                                      =============   ==============


Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Revenue. Revenue increased by $3.2 million or 36.2% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services, during the first quarter of 2003 relative to the same period in 2002.

     Software and services revenue increased by $1.6 million or 27.6% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into over the last several quarters representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company was not earning revenue from these contracts for the three months ended March 31, 2002 and therefore the Company's Software and Service revenues have significantly increased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next year. "See Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenues were $2.8 million for the three months ended March 31, 2003 as compared to $2.8 million for the three months ended March 31, 2002. Maintenance and support revenue has increased marginally primarily due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software and services which the Company is engaged to provide in support of its installations.

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

     Direct Costs. Direct costs were 49.9% of revenue for the three months ended March 31, 2003, compared to 41.6% for the three months ended March 31, 2002. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred as the Company has recently entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.1% of revenue for the three months ended March 31, 2003, compared to 58.4% for the three months ended March 31, 2002. The decrease in gross margin as a percentage of revenue relates primarily to a recent agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.1 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period. "See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $1.3 million, or 10.8% of revenue, for the three months ended March 31, 2003, compared to $1.5 million, or 16.7% of revenue, for the three months ended March 31, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.9 million or 24.8% of revenue for the three months ended March 31, 2003 and $2.4 million or 27.7% of revenue for the three months ended March 31, 2002. Total sales and marketing expenses represents an increase of approximately $0.5 million as compared to the same period of 2002. The increase in expenditures in the current period was due to an increase in commission costs relating to contracts entered into during the period that are expected to generate significant revenues in future periods. See "Forward-Looking Statements". The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.6 million, or 13.2% of revenue, for the three months ended March 31, 2003 and $1.7 million, or 19.1% of revenue, for the three months ended March 31, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

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

     Income Taxes. The Company provided for income tax recovery on income (losses) for the three months ended March 31, 2003 and 2002 at rates of (105.8%)% and (33.3%) respectively. The Company's effective tax rate reflects the blended effect of Canadian, US, and other foreign jurisdictions' tax rates.

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


Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At March 31, 2003, the Company had cash and cash equivalents of $12.5 million and working capital of $8.2 million.

     Cash provided by operating activities was $2.4 million for the three months ended March 31, 2003 compared to $0.4 million for the three months ended March 31, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.7 million is due to a net decrease in non-cash working capital items of $1.8 million and net loss of $0.2 million for the three months ending March 31, 2003. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables,  and an  increase  in  deferred  revenue,  partially  offset  by an increase in trade accounts receivable. The decrease in unbilled trade receivables and increase in deferred revenue are due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in trade receivables is a result of increased billings during the three months ended March 31, 2003.

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

     Cash used by financing activities of $397,000 during the three months ended March 31, 2003 primarily relates to $470,000 in repayments of capital leases made during the quarter, partially offset by proceeds of $73,000 from the issuance of shares under the employee share purchase plan. The capital leases are to be repaid over a 36 month period ending December 22, 2006, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.4 million for the three months ended March 31, 2003 as compared to $0.2 million for the three months ended March 31, 2002. Total investing activity during the three months ended March 31, 2003 consisted of $0.4 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities. Investing activities in 2002 also related to purchases of capital assets.

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

     As at March 31, 2003 the Company had the following contractual obligations and commercial commitments:

             ----------------------------------------------------------------------------------------------------
                  Contractual                                   Payments Due by Period
                  Obligations
             ----------------------------------------------------------------------------------------------------
                                          Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                            Year                                        Years
             ----------------------------------------------------------------------------------------------------
                 Capital Lease        $  3,768,555      $  2,116,635     $ 1,651,920              -            -
                  Obligations
             ----------------------------------------------------------------------------------------------------
                Operating Leases      $  7,279,126      $ 1,539,678      $ 2,801,583    $ 2,203,399    $ 734,466
             ----------------------------------------------------------------------------------------------------
               Total Contractual      $ 11,047,681      $ 3,656,313      $ 4,453,503    $ 2,203,399    $ 734,466
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

ITEM 4:    CONTROLS AND PROCEDURES

     This Item 4 has been updated to reflect the restatements as well as for events and developments subsequent to March 31, 2003.

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

     In connection with the contract review undertaken concerning the restatements of the Company's financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003, described in notes 1(a) and 7 to the unaudited condensed consolidated financial statements and in the "Restatements" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company together with its independent auditors identified certain areas in which the Company could improve its internal control over financial reporting. The Company had implemented internal controls and procedures to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding these internal controls, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in the Company's software and implementation contracts resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.


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

     On November 17, 2003 and February 26, 2004, the Company announced its intention to restate the Company's annual financial statements for the fiscal years ended December 31, 1998 to 2002, and for the first three fiscal quarters of 2003. The restatement related to an inappropriate allocation of contracted fees between software and implementation services and maintenance and support services as a result of certain terms or provisions included in software and implementation contracts and a detailed review of the services being performed during this period. Please see notes 1(a) and 7 to the consolidated financial statements and "Restatements" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake, such as the error that led to the Company's restatements. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number         Description
------         -----------
  2.1(3)       Agreement  and Plan of  Merger  dated  April 17,  1997  among the
               Company, MDSI Acquisition Corp., Alliance,  Geoffrey Engerman and
               Doug Engerman
  3.1(1)       Articles of Incorporation of the Company
  3.2(1)       Articles of Amendments of the Company
  3.3(1)       By-laws of the Company
  4.1(1)       Form of Common Share Certificate
 10.1(2)(3)    2000 Stock Option Plan
 10.2(1)       Form of Indemnification Agreement between the Company and certain officers of the Company
 10.3(1)       Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
 10.4(2)(4)    Employment Agreement dated March 26, 2001 between the Company and
               Erik Dysthe
 10.5(2)(4)    Employment Agreement dated April 24, 2001 between the Company and
               Gerald F. Chew
 10.6(2)(4)    Employment  Agreement  dated May 7, 2001  between the Company and
               Peter H. Rankin
 10.7(5)       Lease dated October 12, 2001 between Crown Diversified Industries
               Corporation  and  Connectria  Corporation  a  subsidiary  of  the
               Company
 10.8(5)       Lease dated May 14, 1999  between  California  Public  Employees'
               Retirement  System and Mobile Data Solutions Inc. a subsidiary of the Company
 10.9(5)       Amending  Agreement  dated  December  1,  1998  between  Sun Life
               Assurance Company of Canada and the Company
 10.10(2)(5)   Employment  Agreement  dated May 9, 2001  between the Company and
               Richard S. Waidmann
 10.11(2)(5)   Employment  Agreement  dated May 9, 2001  between the Company and
               Eric Y. Miller
 10.12(2)(6)   Employment  Agreement  dated  January 2, 2002 between the Company and Verne Pecho
 10.13(2)(7)   2002 Stock Purchase Plan
 10.14(8)      Exchange  Agreement  dated as of June 26, 2002 among the Company,
               Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
 10.15(8)      Amendment to Exchange  Agreement  dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric
               Y. Miller
 10.16(8)      Warrant  dated as of June 29, 2002 to purchase  50,380  shares of
               Series A Nonvoting Preferred Stock of Connectria Corporation
 10.17(8)      $250,000  Promissory  Note  dated  as of June  30,  2002  made by
               Connectria Corporation in favor of the Company
 10.18(8)      Security  Agreement dated as of June 30, 2002 between  Connectria
               Connectria and the Company
 10.19(2)(9)   Employment  Agreement  dated  January 1, 1999 between the Company and Glenn Y. Kumoi
 10.20(2)(9)   Settlement Agreement dated March 15, 2002 between the Company and
               Gerald F. Chew
 10.21(2)(9)   Settlement  Agreement  dated May 31, 2002 between the Company and
               Gene Mastro*
 10.22(2)(10)  Employment Agreement dated September 12, 2001 between the Company and Walter J. Beisheim
 31.1          Section 302 Certification of Chief Executive Officer
 31.2          Section 302 Certification of Chief Financial Officer
 32.1          Section 906 Certification of Chief Executive Officer
 32.2          Section 906 Certification of Chief Financial Officer
 99.1(10)      Risk Factors
------------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(10) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2003, which is being amended by this Form 10-Q/A.

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







                                      -29

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