Form 10-Q/A
period 2003-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-03-30
CIK 935497

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

                         MDSI Mobile Data Solutions Inc.

                            INDEX TO THE FORM 10-Q/A
                  For the quarterly period ended June 30, 2003


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

                 Condensed Consolidated Statements of Operations...............2

                 Condensed Consolidated Statements of Cash Flows...............3

                 Notes to the Condensed Consolidated Financial Statements......4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................14

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...30

         ITEM 4. CONTROLS AND PROCEDURES .....................................31

Part II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS ....................................... 32

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................34

SIGNATURES ...................................................................36

INTRODUCTORY NOTE


We issued press releases on November 17, 2003 and February 26, 2004, included as exhibits to Form 8-Ks filed with the Securities and Exchange Commission on the same dates, relating to our intention to restate our annual financial statements for the fiscal years 1998 to 2002 inclusive, and our quarterly results for the 2003 fiscal year. This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003 and is being filed to reflect the restatement of the condensed consolidated financial statements. The effects of this restatement on the condensed consolidated statement of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002, and the condensed consolidated balance sheets as at June 30, 2003 and December 31, 2002 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this Form 10-Q/A for the quarterly period ended June 30, 2003.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this Quarterly Report as originally filed, except where specifically noted.

We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatements that ended prior to December 31, 2002 and the financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon. We are concurrently filing an amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2002, initially filed with the Securities and Exchange Commission on March 31, 2003, which includes the following (audited) restated financial statements: consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000 and consolidated balance sheets as at December 31, 2002 and 2001. We are also concurrently filing an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003, which contains (unaudited) restated consolidated statements of operations for the three month periods ended March 31, 2003 and 2002, respectively, (unaudited) restated condensed consolidated statements of operations and cash flow for the three month periods ended March 31, 2003 and 2002, respectively, and (unaudited) restated condensed consolidated balance sheets as at March 31, 2003 and December 31, 2002.

See Notes 1(a) and 9 to the Condensed Consolidated Financial Statements for Fdiscussion of the details surrounding the restatement and reconciliation of previously reported amounts.

For a discussion of events and developments subsequent to June 30, 2003, see our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003, which contains (unaudited) restated condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002, respectively, and (unaudited) restated condensed consolidated balance sheets as at September 30, 2003 and December 31, 2002, which are being filed concurrently with this amendment on Form 10-Q/A.

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


                         MDSI MOBILE DATA SOLUTIONS INC.
                      Condensed Consolidated Balance Sheets
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                              As at
                                                                                   June 30,          December 31,
                                                                               -------------------------------------
                                                                                     2003                2002
                                                                               ------------------  -----------------
ASSETS                                                                           (As restated,      (As restated,
                                                                                  see note 9)        see note 9)
                                                                               ------------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $   13,705,616      $   11,016,945
   Accounts receivable, net
      Trade (net of allowance for doubtful accounts $2,483,764;
        2002 - $2,506,614)                                                           9,984,143           6,705,088
      Unbilled                                                                       2,518,098           4,675,112
   Prepaid expenses and other assets                                                 1,013,275           1,552,236
                                                                               ------------------  -----------------
                                                                                    27,221,132          23,949,381

CAPITAL ASSETS, NET                                                                  8,921,549           9,798,087
LONG TERM RECEIVABLE (note 6(a))                                                     2,749,860           2,749,860
DEFERRED INCOME TAXES                                                                  363,628             533,628
                                                                               ------------------  -----------------
                                                                                $   39,256,169      $   37,030,956
                                                                               ==================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $    1,479,692      $    1,777,465
   Accrued liabilities (note 5)                                                      4,101,023           3,300,113
   Income taxes payable                                                                622,463             602,717
   Deferred revenue                                                                 11,860,607           7,899,034
   Current obligations under capital lease                                           1,896,817           2,073,906
                                                                               ------------------  -----------------
                                                                                    19,960,602          15,653,235

OBLIGATIONS UNDER CAPITAL LEASES                                                     1,301,155           1,913,538
                                                                               ------------------  -----------------
                                                                                    21,261,757          17,566,773

STOCKHOLDERS' EQUITY
   Common stock                                                                     44,285,544          44,208,511
   Additional paid-up capital                                                        2,222,128           2,222,128
   Deficit                                                                         (27,823,156)        (26,276,352)
   Accumulated other comprehensive loss                                               (690,104)           (690,104)
                                                                               ------------------  -----------------
                                                                                    17,994,412          19,464,183
                                                                               ------------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   39,256,169      $   37,030,956
                                                                               ==================  =================

Commitments and Contingencies (note 6)


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                    Three months ended June 30,            Six months ended June 30,
                                                -----------------------------------   -----------------------------------
                                                      2003              2002                2003               2002
                                                ----------------   ----------------   ----------------  -----------------
                                                 (As restated,      (As restated,       (As restated,     (As restated,
                                                  see Note 9)        see Note 9)         see Note 9)       see Note 9)
                                                ----------------   ----------------   ----------------  -----------------
REVENUE
   Software and services                        $   7,379,187       $   4,722,871        $  14,592,620     $  10,377,294
   Maintenance and support                          3,368,101           2,906,770            6,185,895         5,742,905
   Third party products and services                  611,937             279,431            2,464,682           515,821
                                                ----------------   ----------------   ----------------  -----------------
                                                   11,359,225           7,909,072           23,243,197        16,636,020

DIRECT COSTS                                        5,638,356           3,490,743           11,566,460         7,121,062
                                                ----------------   ----------------   ----------------  -----------------
GROSS PROFIT                                        5,720,869           4,418,329           11,676,737         9,514,958
                                                ----------------   ----------------   ----------------  -----------------
OPERATING EXPENSES
   Research and development                         1,418,925           1,498,948            2,697,951         2,958,983
   Sales and marketing                              2,884,236           3,912,177            5,832,179         6,326,070
   General and administrative                       1,612,857           1,529,565            3,182,923         3,194,007
   Strategic expenses (note 8)                        825,120                   -              825,120                 -
                                                ----------------   ----------------   ----------------  -----------------
                                                    6,741,138           6,940,690           12,538,173        12,479,060
                                                ----------------   ----------------   ----------------  -----------------
OPERATING LOSS                                     (1,020,269)         (2,522,361)            (861,436)       (2,964,102)
OTHER (EXPENSE) INCOME                               (208,491)             86,031             (461,110)          162,264
                                                ----------------   ----------------   ----------------  -----------------
LOSS FROM CONTINUING OPERATIONS BEFORE
   TAX PROVISION                                   (1,228,760)         (2,436,330)          (1,322,546)       (2,801,838)
INCOME TAX EXPENSE (RECOVERY) FROM
   CONTINUING OPERATIONS                              124,996            (690,831)             224,258          (812,570)
                                                ----------------   ----------------   ----------------  -----------------
NET LOSS FROM CONTINUING OPERATIONS                (1,353,756)         (1,745,499)          (1,546,804)       (1,989,268)
INCOME FROM DISCONTINUED OPERATIONS (note 2)                -              22,196                    -           108,612
                                                ----------------   ----------------   ----------------  -----------------
NET LOSS FOR THE PERIOD                            (1,353,756)         (1,723,303)          (1,546,804)       (1,880,656)
DEFICIT, BEGINNING OF PERIOD                      (26,469,400)        (24,508,099)         (26,276,352)      (24,350,746)
                                                ----------------   ----------------   ----------------  -----------------
DEFICIT, END OF PERIOD                          $ (27,823,156)     $  (26,231,402)       $ (27,823,156)    $ (26,231,402)
                                                ================   ================   ================  =================
Loss per common share

Loss from continuing operations
   Basic                                        $       (0.17)      $       (0.20)       $       (0.19)    $       (0.23)
                                                ================   ================   ================  =================
   Diluted                                      $       (0.17)      $       (0.20)       $       (0.19)    $       (0.23)
                                                ================   ================   ================  =================
Net Loss
   Basic                                        $       (0.17)      $       (0.19)       $       (0.19)    $       (0.21)
                                                ================   ================   ================  =================
   Diluted                                      $       (0.17)      $       (0.19)       $       (0.19)    $       (0.21)
                                                ================   ================   ================  =================


            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                              Three months ended June 30,             Six months ended June 30,
                                                          -----------------------------------     ----------------------------------
                                                                2003              2002                 2003              2002
                                                          ----------------   ----------------     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                       (As restated,      (As restated,        (As restated,    (As restated,
                                                            see Note 9)        see Note 9)         see Note 9)       see Note 9)
                                                          ----------------   ----------------     ----------------  ----------------
   Net loss from continuing operations                    $ (1,353,756)       $  (1,745,499)      $  (1,546,804)     $  (1,989,268)
   Items not affecting cash:
      Depreciation                                             771,853              763,613           1,502,614          1,437,204
      Deferred income taxes                                    170,000             (171,912)            170,000           (167,951)
      Changes in non-cash operating working
        capital items  (note 7)                              2,087,207             (179,453)          3,901,376           (180,560)
                                                          ----------------   ----------------     ----------------  ----------------
   Net cash provided by (used in) operating activities       1,675,304           (1,333,251)          4,027,186           (900,575)
                                                          ----------------   ----------------     ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Common Shares                                     3,966               26,912              77,033            239,076
   Repayment of capital leases                                (318,915)            (466,096)           (789,472)          (974,896)
                                                          ----------------   ----------------     ----------------  ----------------
    Net cash used by financing activities                     (314,949)            (439,184)           (712,439)          (735,820)
                                                          ----------------   ----------------     ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                             (203,983)            (474,516)           (626,076)          (685,410)
                                                          ----------------   ----------------     ----------------  ----------------
   Net cash used in investing activities                      (203,983)            (474,516)           (626,076)          (685,410)
                                                          ----------------   ----------------     ----------------  ----------------
   Net cash provided by (used for) Continuing operations     1,156,372           (2,246,951)          2,688,671         (2,321,805)
   Net cash used for discontinued operations (note 2)                -              (58,941)                  -           (312,709)
                                                          ----------------   ----------------     ----------------  ----------------
NET CASH INFLOW (OUTFLOW)                                    1,156,372           (2,305,892)          2,688,671         (2,634,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              12,549,244           12,847,458          11,016,945         13,176,080
                                                          ----------------   ----------------     ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 13,705,616        $  10,541,566       $  13,705,616      $  10,541,566
                                                          ================   ================     ================  ================


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

          As discussed in Note 9, the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2003, and the condensed consolidated balance sheets as at June 30, 2003 and December 31, 2002, including the applicable notes, have been restated. Following the Company's decision to restate the condensed consolidated financial statements, the Company also determined that the pro-forma disclosures of stock based compensation costs were improperly calculated and disclosed. Accordingly, the pro-forma disclosures for stock based compensation in note 1(e) have been restated.

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

          In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company's financial statements for the three or six month period ended June 30, 2003.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees Fissued. Although the disclosure provisions of FIN 45 previously were adopted by the Company, the recognition provisions of FIN 45 became effective as of January 1, 2003. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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


                                                     Three months ended June 30,         Six months ended June 30,
                                                  ----------------------------------  ---------------------------------
                                                       2003              2002              2003              2002
                                                  ----------------  ----------------  ---------------   ---------------
                                                   (As restated,     (As restated,     (As restated,    (As restated,
                                                    see Note 9)       see Note 9)        see note 9)     see Note 9)
                                                  ----------------  ----------------  ---------------   ---------------
           Net loss for the period                 $ (1,705,430)    $  (2,393,778)     $  (2,242,934)    $ (3,221,606)
                                                  ----------------  ----------------  ---------------   ---------------
           Basic and fully diluted loss per
           common share                            $      (0.21)    $       (0.27)     $       (0.27)    $      (0.37)
                                                  ================  ================  ===============   ===============

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $351,674 would have been recorded for the three months ended June 30, 2003 (2002 - $670,475), and $696,130 would have been recorded for the six months ended June 30, 2003 (2002 - $1,340,950). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized volatility of the Company's share price of 73% and a weighted average annualized risk free interest rate at 2.7%.


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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


2.   DISCONTINUED OPERATIONS (continued)

     Summarized financial information of the discontinued operations is as follows:

           Results of discontinued operations                                             Three months ended,
           ----------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003                June 30, 2002
                                                                         ------------------------     ---------------------
              Revenues                                                     $                -           $      2,417,890
              Income before income taxes                                                    -                     22,196
              Income tax                                                                    -                          -
                                                                         ------------------------     ---------------------
                                                                                            -                      2,196
              Income on disposal
                 net of income taxes                                                        -                          -
                                                                         ------------------------     ---------------------
              Income from discontinued operations                          $                -           $         22,196
                                                                         ========================     =====================


           Results of discontinued operations                                              Six months ended,
           ----------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003                June 30, 2002
                                                                         ------------------------     ---------------------
              Revenues                                                     $                -           $      5,058,101
              Income before income taxes                                                    -                    108,612
              Income tax                                                                    -                          -
                                                                         ------------------------     ---------------------
                                                                                            -                    108,612
              Income on disposal
                 net of income taxes                                                        -                          -
                                                                         ------------------------     ---------------------
              Income from discontinued operations                          $                -           $        108,612
                                                                         ========================     =====================


           Cash flows of discontinued operations                                          Three months ended,
           ----------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003                June 30, 2002
                                                                         ------------------------     ---------------------

              Operating activities                                         $                -           $        162,441
              Investing activities                                                          -                   (144,882)
              Financing activities                                                          -                    (76,501)
                                                                         ------------------------     ---------------------
              Cash used for discontinued operations                        $                -           $        (58,942)
                                                                         ========================     =====================


           Cash flows of discontinued operations                                           Six months ended,
           ----------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003                June 30, 2002
                                                                         ------------------------     ---------------------
              Operating activities                                         $                -           $        (51,500)
              Investing activities                                                          -                    (43,775)
              Financing activities                                                          -                   (217,434)
                                                                         ------------------------     ---------------------
              Cash used for discontinued operations                        $                -           $        (312,709)
                                                                         ========================     =====================

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

     The Company earned revenue from sales to customers in the following geographic locations:

                                                      Three months ended June 30,         Six months ended June 30,
                                                   ----------------------------------  ---------------------------------
                                                        2003               2002             2003              2002
                                                   ----------------   ---------------  ---------------   ---------------
                                                    (As restated,     (As restated,    (As restated,     (As restated,
                                                     see note 9)       see Note 9)      see note 9)       see Note 9)
                                                   ----------------   ---------------  ---------------   ---------------
          Canada..................................  $    539,429       $   243,774      $    812,866      $     494,904
          United States..........................      5,975,850         5,586,174        11,281,187         12,075,316
          Europe, Middle East and Africa..........     4,698,362         1,909,723        10,722,178          3,896,399
          Asia and other..........................       145,584           169,401           426,966            169,401
                                                   ----------------   ---------------  ---------------   ---------------
                                                    $ 11,359,225       $ 7,909,072      $ 23,243,197      $  16,636,020
                                                   ================   ===============  ===============   ===============

     Major customers

     During the three months ended June 30, 2003 revenue from two customers accounted for approximately 13.5% and 16.7%, respectively, of total revenue. During the six months ended June 30, 2003 revenue from two customers accounted for approximately 17.1% and 13.1%, respectively, of total revenue. For the three and six months ended June 30, 2002 one customer did not account for greater than 10% of total revenue.


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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

                                                           Three months ended June 30,          Six months ended June 30,
                                                        ----------------------------------   ---------------------------------
                                                              2003              2002              2003             2002
                                                        -----------------  ---------------   ---------------  ----------------
          Basic weighted average shares outstanding...         8,202,814        8,843,392         8,194,129         8,784,657
          Effect of dilutive securities;
          Stock options...............................                 -                -                 -                 -
                                                        -----------------  ---------------   ---------------  ----------------

          Diluted weighted average shares outstanding          8,202,814        8,843,392         8,194,129         8,784,657
                                                        =================  ===============   ===============  ================

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                   Total Restructuring
                                                                          Charge
                                                                   --------------------
       Workforce reduction                                            $   3,375,000
       Provision for excess office space                                  1,861,000
       Non cash write-down of capital assets                                563,780
       Other                                                                306,147
                                                                   --------------------
       Total restructuring charges                                        6,105,927
       Cumulative draw-downs                                             (5,071,166)
                                                                   --------------------
       Accrued   restructuring  charges  included  in  accrued
       liabilities at June 30, 2003                                   $   1,034,761
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


7.   CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                          Three months ended June 30,      Six months ended June 30,
                                                             2003             2002            2003           2002
                                                        ---------------  --------------- --------------- --------------
                                                         (As restated,    (As restated,   (As restated,   (As restated,
                                                          see Note 9)      see Note 9)     see Note 9)     see Note 9)
                                                        ---------------  --------------- --------------- --------------
              Accounts Receivable                         $(2,262,125)     $(1,553,338)     (1,122,041)   $   847,783
              Prepaid expenses                                112,976          279,847         538,961        332,181
              Income taxes payable                             23,418           13,077          19,746       (216,064)
              Accounts payable and accrued liabilities      1,306,286           46,230         503,137     (1,175,935)
              Deferred revenue                              2,906,652        1,034,731       3,961,573         31,475
                                                        ---------------  --------------- --------------- --------------
                                                          $ 2,087,207      $  (179,453)      3,901,376    $  (180,560)
                                                        ===============  =============== =============== ==============

8.   STRATEGIC EXPENSES

     Strategic   expenses   consist  of   professional   fees   associated  with
     investigating a potential corporate transaction that the Company considered and then abandoned during the three months ended June 30, 2003.


9.   RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended June 30, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   RESTATEMENT (continued)

     Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the software and services contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the condensed consolidated financial statements as at June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and June 30, 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at June 30, 2003 and June 30, 2002 by approximately $2,335,000 and $557,000, respectively. A summary of the significant effects of the restatement is as follows:

                                                         As at
                                                     June 30, 2003
                                        ------------------- -- -----------------
                                                As
                                            Previously                As
                                             Reported              Restated
                                        -------------------    -----------------

           Unbilled Receivables             $  3,415,088         $  2,518,098
           Total Current Assets               28,118,122           27,221,132
           Deferred Income Taxes                 364,640              363,628
           Total Assets                       40,154,171           39,256,169
           Income Taxes Payable                  641,597              622,463
           Deferred Revenue                   10,404,850           11,860,607
           Total Current Liabilities          18,523,979           19,960,602
           Total Liabilities                  19,825,134           21,261,757
           Deficit                           (25,488,531)         (27,823,156)
           Stockholders' Equity               20,329,037           17,994,412
           Total Liabilities and
           Stockholders' Equity             $ 40,154,171         $ 39,256,169


                                                  Three months ended                         Three months ended
                                                    June 30, 2003                               June 30, 2002
                                         ------------------------------------     --------------------------------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                         $   8,341,170       $   7,379,187          $   4,885,062         $   4,722,871
           Maintenance and Support
           Revenue                             3,268,744           3,368,101              2,866,478             2,906,770
           Total Revenue                      12,221,851          11,359,225              8,030,971             7,909,072
           Gross Profit                        6,583,495           5,720,869              4,540,228             4,418,329
           Operating Loss                       (157,643)         (1,020,269)            (2,400,462)           (2,522,361)
           Loss From Continuing
           Operations Before Tax
           Provision                            (366,134)         (1,228,760)            (2,314,431)           (2,436,330)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                            137,644             124,996               (688,919)             (690,831)

           Net Loss from  Continuing
           Operations                           (503,778)         (1,353,756)            (1,625,511)           (1,745,499)


           Net Loss for the Period              (503,778)         (1,353,756)            (1,603,315)           (1,723,303)
           Deficit, Beginning of Period      (24,984,753)        (26,469,400)           (24,071,566)          (24,508,099)
           Deficit, End of Period          $ (25,488,531)      $ (27,823,156)         $ (25,674,881)        $ (26,231,402)

           Net Loss per share basic        $       (0.08)      $       (0.17)         $       (0.18)        $       (0.19)
           Net Loss per share diluted      $       (0.08)      $       (0.17)         $       (0.18)        $       (0.19)



                                      -12

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


9.   RESTATEMENT (continued)

                                                   Six months ended                           Six months ended
                                                    June 30, 2003                               June 30, 2002
                                         ----------------- -- ----------------     ------------------- -- -----------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                         $  16,191,829       $  14,592,620           $  10,692,155        $  10,377,294
           Maintenance and Support
           Revenue                             5,871,131           6,185,895               5,423,551            5,742,905
           Total Revenue                      24,527,642          23,243,197              16,631,527           16,636,020
           Gross Profit                       12,961,182          11,676,737               9,510,465            9,514,958
           Operating Income (Loss)               423,009            (861,436)             (2,968,595)          (2,964,102)
           Loss From Continuing
           Operations Before Tax
           Provision                             (38,101)         (1,322,546)             (2,806,331)          (2,801,838)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                            243,392             224,258                (814,619)            (812,570)
           Net Loss from  Continuing
           Operations                           (281,493)         (1,546,804)             (1,991,712)          (1,989,268)
           Net Loss for the Period              (281,493)         (1,546,804)             (1,883,100)          (1,880,656)
           Deficit, Beginning of Period      (25,207,038)        (26,276,352)            (23,791,781)         (24,350,746)
           Deficit, End of Period          $ (25,488,531)      $ (27,823,156)          $ (25,674,881)       $ (26,231,402)

           Net Loss per share basic        $       (0.03)      $       (0.19)          $       (0.21)       $       (0.21)
           Net Loss per share diluted      $       (0.03)      $       (0.19)          $       (0.21)       $       (0.21)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations presented below reflects the effects of the restatement of our condensed consolidated financial statements as at June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002. See "Restatements" below for further discussion of this matter.

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

Restatements

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended June 30, 2003, the Company's management determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services such that fees allocated to maintenance and support were understated. In accordance with Statement of Position 97-2 Software Revenue Recognition ("SOP 97-2"), contracted fees are required to be allocated to the various elements of an arrangement based on vendor-specific objective evidence of fair value for each element, regardless of the prices stated within the contract. This resulted in an error with respect to maintenance and support services provided during the warranty period. In accordance with SOP 97-2, the Company should have initially deferred a portion of the software and services contract value equal to the fair value of the maintenance and support services to be provided during the warranty period and recognized the related revenue ratably during the warranty period. The Company had previously included this amount as part of the software and implementation fee and recognized revenue under the percentage of completion method in accordance with its stated policy. As a result of management's subsequent review and analysis, the Company announced its intention to restate its annual financial statements for the fiscal years 1998 to 2002 inclusive and its quarterly results for the 2003 fiscal year. Accordingly, the condensed consolidated financial statements as at June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and June 30, 2002 have been restated from amounts previously reported. The net effect of these adjustments was to increase the accumulated deficit at June 30, 2003 and June 30, 2002 by approximately $2,335,000 and $557,000, respectively. A summary of the significant effects of the restatement is as follows:

                                                    As at
                                                June 30, 2003
                                   ----------------- -- --------------------
                                          As
                                      Previously                As
                                       Reported              Restated
                                   -----------------    --------------------
           Unbilled Receivables       $   3,415,088           $   2,518,098
           Total Current Assets          28,118,122              27,221,132
           Deferred Income Taxes            364,640                 363,628
           Total Assets                  40,154,171              39,256,169
           Income Taxes Payable             641,597                 622,463
           Deferred Revenue              10,404,850              11,860,607
           Total Current
           Liabilities                   18,523,979              19,960,602
           Total Liabilities             19,825,134              21,261,757
           Deficit                      (25,488,531)            (27,823,156)
           Stockholders' Equity          20,329,037              17,994,412
           Total Liabilities and
           Stockholders' Equity       $  40,154,171           $  39,256,169

                                                  Three months ended                         Three months ended
                                                    June 30, 2003                               June 30, 2002
                                         ----------------- -- ----------------     ------------------- -- -----------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                        $   8,341,170        $  7,379,187            $  4,885,062         $  4,722,871
           Maintenance and Support
           Revenue                            3,268,744           3,368,101               2,866,478            2,906,770
           Total Revenue                     12,221,851          11,359,225               8,030,971            7,909,072
           Gross Profit                       6,583,495           5,720,869               4,540,228            4,418,329
           Operating Loss                      (157,643)         (1,020,269)             (2,400,462)          (2,522,361)
           Loss From Continuing
           Operations Before Tax
           Provision                           (366,134)         (1,228,760)             (2,314,431)          (2,436,330)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                           137,644             124,996                (688,919)            (690,831)

           Net Loss from  Continuing
           Operations                         (503,778)          (1,353,756)             (1,625,511)          (1,745,499)
           Net Loss for the Period            (503,778)          (1,353,756)             (1,603,315)          (1,723,303)
           Deficit, Beginning of Period    (24,984,753)         (26,469,400)            (24,071,566)         (24,508,099)
           Deficit, End of Period         $(25,488,531)        $(27,823,156)           $(25,674,881)        $(26,231,402)

           Net Loss per share basic       $      (0.08)        $      (0.17)           $      (0.18)        $      (0.19)

           Net Loss per share diluted     $      (0.08)        $      (0.17)           $      (0.18)        $      (0.19)

                                                   Six months ended                           Six months ended
                                                    June 30, 2003                               June 30, 2002
                                         ----------------- -- ----------------     ------------------- -- -----------------
                                                As                                         As
                                            Previously              As                 Previously                As
                                             Reported            Restated               Reported              Restated
                                         -----------------    ----------------     -------------------    -----------------
           Software and Services
           Revenue                        $ 16,191,829         $ 14,592,620            $ 10,692,155         $ 10,377,294
           Maintenance and Support
           Revenue                           5,871,131            6,185,895               5,423,551            5,742,905
           Total Revenue                    24,527,642           23,243,197              16,631,527           16,636,020
           Gross Profit                     12,961,182           11,676,737               9,510,465            9,514,958
           Operating Income (Loss)             423,009             (861,436)             (2,968,595)          (2,964,102)
           Loss From Continuing
           Operations Before Tax
           Provision                           (38,101)          (1,322,546)             (2,806,331)          (2,801,838)
           Income Tax Expense
           (Recovery) From Continuing
           Operations                          243,392              224,258                (814,619)            (812,570)
           Net Loss from  Continuing
           Operations                         (281,493)          (1,546,804)             (1,991,712)          (1,989,268)
           Net Loss for the Period            (281,493)          (1,546,804)             (1,883,100)          (1,880,656)
           Deficit, Beginning of Period    (25,207,038)         (26,276,352)            (23,791,781)         (24,350,746)
           Deficit, End of Period         $(25,488,531)        $(27,823,156)           $(25,674,881)        $(26,231,402)

           Net Loss per share basic       $      (0.03)        $      (0.19)           $      (0.21)        $      (0.21)
           Net Loss per share diluted     $      (0.03)        $      (0.19)           $      (0.21)        $      (0.21)

     The following presents a summary of the impact of the restatements for the periods presented in the accompanying unaudited condensed consolidated financial statements.


Condensed consolidated statement of operations for the three months ended June 30, 2003 as restated

     Software and services revenue was reduced by $962,000 from $8.3 million to $7.4 million for the three months ended June 30, 2003. Maintenance and support revenue was increased by $99,000 from $3.3 million to $3.4 million for the three months ended June 30, 2003. After accounting for the decrease in the associated tax provision, net loss as previously reported of $504,000 was increased to a net loss of $1.4 million for the three months ended June 30, 2003.


Condensed consolidated statement of operations for the three months ended June 30, 2002 as restated

     Software and services revenue was reduced by $162,000 from $4.9 million to $4.7 million for the three months ended June 30, 2002. Maintenance and support revenue was increased by $40,000 from $2.9 million to $2.9 million for the three months ended June 30, 2002. After accounting for the decrease in the associated tax provision, net loss as previously reported of $1.6 million was increased to a net loss of $1.7 million for the three months ended June 30, 2002.


Condensed consolidated statement of operations for the six months ended June 30, 2003 as restated

     Software and services revenue was reduced by $1,599,000 from $16.2 million to $14.6 million for the six months ended June 30, 2003. Maintenance and support revenue was increased by $315,000 from $5.9 million to $6.2 million for the six months ended June 30, 2003. After accounting for the decrease in the associated tax provision, net loss as previously reported of $0.3 million increased to a net loss of $1.5 million for the six months ended June 30, 2003.


Condensed consolidated statement of operations for the six months ended June 30, 2002 as restated

     Software and services revenue was reduced by $315,000 from $10.7 million to $10.4 million for the six months ended June 30, 2002. Maintenance and support revenue was increased by $320,000 from $5.4 million to $5.7 million for the six months ended June 30, 2002. After accounting for the increase in the associated tax provision, net loss as previously reported of $1.9 million was reduced to a net loss of $1.9 million for the three months ended June 30, 2002.


Condensed consolidated balance sheet as at June 30, 2003 as restated

     The above table illustrates the restatements identified and their impact on the condensed consolidated balance sheet as at June 30, 2003. The impact of the restatement reflects adjustments to the amount of revenue recognized and their associated impact on unbilled receivables and deferred revenues. The adjustment to the related tax provision is reflected in the restated Income Taxes Payable and Deferred Income Taxes balances.

     Following management's determination to restate the consolidated financial statements noted above, management also determined that pro-forma disclosures of stock-based compensation costs were improperly calculated and disclosed. Accordingly, the pro-forma disclosures included in the notes to the condensed consolidated financial statements have been restated.

     For further information regarding the impact of the restatements on the condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and June 30, 2002 and the balance sheet as at June 30, 2003, see notes 1(a) and 9 to the accompanying condensed consolidated financial statements.

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

     In connection with the restructuring the Company recorded a charge of $6.1 million in 2001. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                   Total Restructuring
                                                                          Charge
                                                                   --------------------
       Workforce reduction                                            $   3,375,000
       Provision for excess office space                                  1,861,000
       Non cash write-down of capital assets                                563,780
       Other                                                                306,147
                                                                   --------------------
       Total restructuring charges                                        6,105,927
       Cumulative draw-downs                                             (5,071,166)
                                                                   --------------------
       Accrued   restructuring  charges  included  in  accrued
       liabilities at June 30, 2003                                   $   1,034,761
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

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability had been incurred. Adoption of this statement did not impact the Company's financial statements for the three or six month period ended June 30, 2003.

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

Product Warranties

     The Company generally provides a limited warranty of ninety days on its products and holds back a portion of revenue related to the warranty period from its software and services contract as deferred revenue based on the value of these services. The deferred revenue is then recognized ratably over the warranty period.

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

Results of Operations

     The Company's net loss was $1.4 million for the three months ended June 30, 2003. This compares to a net loss of $1.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company had a net loss of $1.5 million, compared to a net loss of $1.9 million for the six months ended June 30, 2002. The reduction in net loss for both comparative periods is due primarily to increased revenues derived from several significant contracts, partially offset by increased direct costs relating to the significant contracts, and strategic expenses incurred in the second quarter of 2003.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                 Three months ended June 30,     Six months ended June 30,
                                                 ----------------------------    ---------------------------
                                                     2003           2002             2003          2002
                                                 -------------- -------------    ------------- -------------
                                                 (As restated)   (As restated)    (As restated) (As restated)
REVENUE
   Software and services                               65.0%         59.7%            62.8%         62.4%
   Maintenance and support                             29.6%         36.8%            26.6%         34.5%
   Third party products and services                    5.4%          3.5%            10.6%          3.1%
                                                 -------------- -------------    ------------- -------------
                                                        100%          100%             100%          100%

DIRECT COSTS                                           49.6%         44.1%            49.8%         42.8%
                                                 -------------- -------------    ------------- -------------
GROSS PROFIT                                           50.4%         55.9%            50.2%         57.2%
                                                 -------------- -------------    ------------- -------------
OPERATING EXPENSES
   Research and development                            12.5%         19.0%            11.6%         17.8%
   Sales and marketing                                 25.4%         49.5%            25.1%         38.0%
   General and administrative                          14.2%         19.3%            13.7%         19.2%
   Strategic expenses                                   7.3%            -              3.6%            -
                                                 -------------- -------------    ------------- -------------
                                                       59.4%         87.8%            54.0%         75.0%
                                                 -------------- -------------    ------------- -------------
OPERATING LOSS                                         (9.0)%       (31.9)%           (3.8)%       (17.8)%

OTHER (EXPENSE) INCOME                                 (1.8)%         1.1%            (2.0)%         1.0%
                                                 -------------- -------------    ------------- -------------
LOSS FROM CONTINUING OPERATIONS BEFORE TAX            (10.8)%       (30.8)%           (5.8)%       (16.8)%
PROVISION

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING
OPERATIONS                                              1.1%         (8.7)%            1.0%         (4.9)%
                                                 -------------- -------------    ------------- -------------
NET LOSS FROM CONTINUING OPERATIONS                   (11.9)%       (22.1)%           (6.8%)       (11.9)%

INCOME FROM DISCONTINUED OPERATIONS                       -           0.3%               -           0.7%
                                                 -------------- -------------    ------------- -------------
NET LOSS FOR THE PERIOD                               (11.9)%       (21.8)%           (6.8)%       (11.2)%
                                                 ============== =============    ============= =============


Three  Months  Ended June 30, 2003  Compared to the Three  Months Ended June 30,
2002

     Revenue. Revenue increased by $3.5 million or 43.6% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the second quarter of 2003 relative to the same period in 2002.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002 (continued)


     Software and services revenue increased by $2.7 million or 56.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into over the last year, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company recognized only an insignificant amount of revenue from one of these contracts for the three months ended June 30, 2002 and therefore the Company's Software and Service revenues have significantly increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. "See Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $3.4 million for the three months ended June 30, 2003 as compared to $2.9 million for the three months ended June 30, 2002. Maintenance and support revenue has increased primarily due to an agreement being reached with a customer during the three months ended June 30, 2003 that resulted in past support revenues deferred due to uncertainty of collection being recognized during the current period. Maintenance and support revenue has also increased due to the growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

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

     Direct Costs. Direct costs were 49.6% of revenue for the three months ended June 30, 2003, compared to 44.1% for the three months ended June 30, 2002. Direct costs include labor and other costs directly related to a project including those related to the ongoing provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred as the Company has recently agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.4% of revenue for the three months ended June 30, 2003, compared to 55.9% for the three months ended June 30, 2002. The decrease in gross margins as a percentage of revenue relates primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $0.3 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. See "Forward-Looking Statements."

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002 (continued)

     Research and Development. Research and development expenses were $1.4 million, or 12.5% of revenue, for the three months ended June 30, 2003, compared to $1.5 million, or 19.0% of revenue, for the three months ended June 30, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.9 million or 25.4% of revenue, for the three months ended June 30, 2003 compared to $3.9 million, or 49.5% of revenue, for the three months ended June 30, 2002. The decrease in expenses was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in the second quarter of 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.6 million, or 14.2% of revenue, for the three months ended June 30, 2003 compared to $1.5 million, or 19.3% of revenue, for the three months ended June 30, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Strategic expenses. Strategic expenses were approximately $0.8 million, or 7.3% of revenue, for the three months ended June 30, 2003. The Company did not incur any strategic expenses in the three months ended June 30, 2002. Strategic expenses consisted of professional fees associated with investigating a potential corporate transaction that the Company considered and then abandoned during the quarter. The Company expects it will from time to time consider strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses or whether the Company will be successful in negotiating a successful transaction. See "Forward-Looking Statements." The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party's expenses in its own financial statements.

     Other (Expense) Income. Other (expense) income was ($208,000) for the three months ended June 30, 2003 as compared to approximately $86,000 for the three months ended June 30, 2002. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company's foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

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

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Revenue. Revenue increased by $6.6 million or 39.7% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to increases in revenue from software and services and third party products and services during the first six months of 2003 relative to the same period in 2002.

     Software and services revenue increased by $4.2 million or 40.6% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in revenue is attributable to several significant contracts the Company has entered into during the year ended December 31, 2002 representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company earned only an insignificant amount of revenue from one of these contracts for the six months ended June 30, 2002 and therefore the Company's software and service revenue has significantly increased for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. See "Forward Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenue in future periods. See "Forward-Looking Statements".

     Maintenance and support revenues were $6.2 million for the six months ended June 30, 2003 as compared to $5.7 million for the six months ended June 30, 2002. Maintenance and support revenues have increased primarily due to growth in the Company's installed customer base. Maintenance and support revenues have also increased due to an agreement being reached with a customer during the current period that resulted in past support revenues deferred due to uncertainty of collection being recognized as revenue during the current period. Such revenue is expected to fluctuate as it corresponds to the level of software support and services which the Company is engaged to provide in support of its installations.

     Third party products and services revenue increased by $1.9 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Third party products and services revenue increased primarily due to the Company agreeing to supply a large amount of third party services at no margin in connection with one particular contract. For the six months ended June 30, 2003 approximately $1.4 million of these third party services were provided, as compared to $ nil for the six months ended June 2002. See "Forward Looking Statements."

     Direct Costs. Direct costs were 49.8% of revenue for the six months ended June 30, 2003, compared to 42.8% for the six months ended June 30, 2002. The increase in direct costs as a percentage of revenue occurred as the Company has recently agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue have increased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.2% of revenue for the six months ended June 30, 2003, compared to 57.2% for the six months ended June 30, 2002. The decrease in gross margins as a percentage of revenue relates primarily to a agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current period the Company recognized approximately $1.4 million in third party revenues and costs related to this project and as a result of this work, the Company's gross margins as a percentage of revenue decreased. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term that its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. "See "Forward-Looking Statements."

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002 (continued)

     Research and Development. Research and development expenses were $2.7 million, or 11.6% of revenue, for the six months ended June 30, 2003, compared to $3.0 million, or 17.8% of revenue, for the six months ended June 30, 2002. The decrease in research and development expenses is a result of research and development personnel being utililized on revenue producing projects in the current period, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $5.8 million, or 25.1% of revenue, for the six months ended June 30, 2003, compared to $6.3 million, or 38.0% of revenue, for the six months ended June 30, 2002. The decrease in expenditures in the current period was a result of a lower commission expense being incurred by the Company, as several large contract signings that occurred in 2002 did not reoccur in the current period resulting in fewer commissions being paid out in the current period. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $3.2 million, or 13.7% of revenue, for the six months ended June 30, 2003, as compared to $3.2 million, or 19.2% of revenue, for the six months ended June 30, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

     Strategic expenses. Strategic expenses were approximately $0.8 million, or 3.6% of revenue, for the six months ended June 30, 2003. The Company did not incur any strategic expenses in the six months ended June 30, 2002. Strategic
expenses   consisted  of  professional  fees  associated  with  investigating  a potential corporate transaction that the Company considered and then abandoned during the period. The Company expects it will from time to time consider strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses or whether the Company will be successful in negotiating a successful transaction. See "Forward-Looking Statements." The Company has received an initial request for reimbursement of expenses from the other party involved in the transaction. The Company strongly believes that it is not obligated to reimburse these expenses, and the Company has not provided for any reimbursement of the other party's expenses in its own financial statements.

     Other (Expense) Income. Other (expense) income was ($461,000) for the six months ended June 30, 2003 as compared to approximately $162,000 for the six months ended June 30, 2002. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular, the U.S. dollar weakened during the current period and the Company's foreign denominated net liabilities increased in value which, when reflected in U.S. dollars, caused an unrealized foreign exchange loss.

     Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the six months ended June 30, 2003 and 2002 at rates of 32.0% and (29.0%) respectively, after adjusting for strategic expenses incurred in the current period. The Company's effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization of the benefit.

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

Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At June 30, 2003, the Company had cash and cash equivalents of $13.7 million and working capital of $7.2 million.

     Cash provided by operating activities was $4.0million for the six months ended June 30, 2003 compared to $(0.9) million for the six months ended June 30, 2002. The net inflow of cash from operating activities, after adding back depreciation and amortization of $1.5 million, is due to a net decrease in non-cash working capital items of $3.9 million and a decrease in deferred income tax receivable of $0.2 million offset by a net loss for the six months ended June 30, 2003 of $1.5 million. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables, and an increase in deferred revenue, partially offset by an increase in trade accounts receivable. The decrease in unbilled trade receivables and increase in deferred revenue are due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in trade receivables is a result of increased billings during the six months ended June 30, 2003.

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

     Existing sources of liquidity at June 30, 2003 included $13.7 million of cash and cash equivalents and additional funds available under the Company's operating line of credit. At June 30, 2003, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At June 30, 2003, the Company was not using this line of credit, other than to secure performance guarantees.

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

     As at June 30, 2003 the Company had the following contractual obligations and commercial commitments:

             ----------------------------------------------------------------------------------------------------
                  Contractual                                   Payments Due by Period
                  Obligations
             ----------------------------------------------------------------------------------------------------
                                          Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                            Year                                        Years
             ----------------------------------------------------------------------------------------------------
                 Capital Lease        $ 3,501,839      $ 1,874,710      $ 1,627,129               -            -
                  Obligations
             ----------------------------------------------------------------------------------------------------
                Operating Leases      $ 7,281,090       $ 1,549,820      $ 2,871,612    $ 2,366,614    $ 493,044
             ----------------------------------------------------------------------------------------------------
               Total Contractual      $10,782,929       $ 3,424,530      $ 4,498,741    $ 2,366,614    $ 493,044
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

ITEM 4: CONTROLS AND PROCEDURES

     This Item 4 has been updated to reflect the restatements as well as for events and developments subsequent to June 30, 2003.


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

     On March 26, 2003, the court granted MDSI's motion for partial summary judgment, finding that Citizens wrongfully terminated the professional services agreement. On April 8 2003, the court granted MDSI's motion for summary judgment, dismissing Citizens' fraud and negligent misrepresentation counterclaims.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2002 Annual General Meeting of Shareholders was held on June 5, 2003. A total of 4,240,780 common shares of the Company were represented in person or by proxy at the meeting, consisting of 51.7% of the total number of common shares of the Company outstanding on April 22, 2003, the record date for the meeting.

     At the meeting, the following directors of the Company were re-elected to serve as directors until the 2003 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for directors:

Nominee                         Votes Cast For     Votes Cast Against    Votes Withheld      Abstentions      Not Voted
-------                       -------------------- ------------------- ------------------- ----------------- -------------
Erik Dysthe                        4,235,397             1,133               4,250                -                 -
Terrence P. McGarty                4,235,345             1,033               4,402                -                 -
Robert C. Harris, Jr.              4,234,395             1,933               4,452                -                 -
Mark Rochefort                     4,234,395             1,933               4,452                -                 -
Peter Ciceri                       4,233,895             2,433               4,452                -                 -
David Van Valkenberg               4,234,395             1,933               4,452                -                 -


     The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company's auditors. The following table sets forth information regarding the voting on the proposal:


Proposal                        Votes Cast For     Votes Cast Against    Votes Withheld      Abstentions      Not Voted
--------                      -------------------- ------------------- ------------------- ----------------- -------------
Appointment of Deloitte &          4,234,024              1,233              5,523                -                 -
Touche LLP


ITEM 5. OTHER INFORMATION

     Subsequent to June 30, 2003, Terrence P. McGarty resigned as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit
     Number         Description
     ------         -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
      3.1(1)        Articles of Incorporation of the Company
      3.2(1)        Articles of Amendments of the Company
      3.3(1)        By-laws of the Company
      4.1(1)        Form of Common Share Certificate
     10.1(2)(3)     2000 Stock Option Plan
     10.2(1)        Form of  Indemnification  Agreement  between the Company and certain officers of the Company
     10.3(1)        Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
     10.4(2)(4)     Employment  Agreement  dated  March  26,  2001  between  the
                    Company and Erik Dysthe
     10.5(2)(4)     Employment  Agreement  dated May 7, 2001 between the Company and Peter H. Rankin
     10.6(5)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
     10.7(5)        Lease  dated  May  14,  1999   between   California   Public
                    Employees'  Retirement System and Mobile Data Solutions Inc.
                    a subsidiary of the Company
     10.8(5)        Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
     10.9(2)(6)     Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
     10.10(2)(7)    2002 Stock Purchase Plan
     10.11(8)       Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
     10.12(8)       Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller
     10.13(8)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
     10.14(8)       $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
     10.15(8)       Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
     10.16(2)(9)    Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
     10.17(2)(9)    Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
     10.18(2)(9)    Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
     10.19(2)(10)   Employment  Agreement  dated  September 12, 2001 between the
                    Company and Walter J. Beisheim
     31.1           Section 302 Certification of Chief Executive Officer
     31.2           Section 302 Certification of Chief Financial Officer
     32.1           Section 906 Certification of Chief Executive Officer
     32.2           Section  906   Certification  of  Chief  Financial   Officer
     99.1(11)       Risk Factors
---------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(7) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(8) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(10) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2003.
(11) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, which is being amended by this Form 10-Q/A.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on April 15, 2003 pursuant to Item 7 attaching a press release regarding the Citizens litigation.

     The Company furnished a Form 8-K on April 30, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company's operating results in the first quarter of 2003, a contract signing and settlement of certain claims in the Citizens litigation. The information in a Form 8-K furnished pursuant to Items 9 and 12 shall not be deemed to be filed under the Exchange Act.

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