Form 10-K
period 2003-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-03-30
CIK 935497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

     Title of each class              Name of each exchange on which registered
           None                                       None

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on Nasdaq as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2003: $41,023,330

     The number of shares of the Registrant's Common Shares outstanding as of March 23, 2004 was 8,226,068.

                                TABLE OF CONTENTS


Item 1:  Business.................................................................................................2

Item 2:  Properties..............................................................................................20

Item 3:  Legal Proceedings.......................................................................................20

Item 4:  Submission of Matters to a Vote of Security Holders.....................................................20

Item 5:  Market for Registrant's Common Equity And Related Stockholder Matters...................................21

Item 6:  Selected Financial Data ................................................................................24

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations...................25

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.............................................39

Item 8:  Financial Statements and Supplementary Data.............................................................40

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................70

Item 9A:  Controls and Procedures................................................................................70

Item 10:  Directors and Executive Officers of the Registrant.....................................................71

Item 11:  Executive Compensation.................................................................................74

Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................................78

Item 13:  Certain Relationships and Related Transactions.........................................................79

Item 14:  Principal Accountant Fees and Services.................................................................79

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................80

SIGNATURES.......................................................................................................84

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. ("MDSI" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect the ability of MDSI to achieve its business objectives the failure of MDSI to successfully execute its business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business - Risk Factors."


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

                        U.S. Dollars Per Canadian Dollar

                               2003              2002             2001              2000             1999
                               ----              ----             ----              ----             ----
Period End                  US$0.7724        US$0.6342         US$0.6275        US$0.6666         US$0.6925
Average                        0.7138           0.6369            0.6461           0.6740            0.6744
High                           0.7749           0.6656            0.6714           0.6983            0.6925
Low                            0.6329           0.6175            0.6227           0.6397            0.6535


     On March 25, 2004 the noon buying rate was CDN$1.00 = US$0.7521. The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in United States dollars.

                                     Part I

Item 1:  Business

The Company

     MDSI Mobile Data Solutions Inc. is a leading provider of mobile workforce management solutions. MDSI's suite of software applications improves customer service and relationships, and reduces operating costs by empowering service companies to optimally manage their mobile field resources. The Company also provides all of the professional services necessary to implement and support its solutions. Founded in 1993, MDSI has approximately 100 major customers worldwide, with operations and support offices in the United States, Canada, Europe, and Africa. MDSI markets its solutions to a variety of companies that have substantial field workforces, and focuses primarily upon utilities (electric, gas and water companies), telecommunications companies, and cable/broadband companies. MDSI's products are used by such companies in conjunction with various public and private wireless data communications networks, mobile devices and server hardware to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce.

     Unless the context otherwise requires, references herein to "MDSI" or the "Company" refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company's principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000. The Company's web site is www.mdsi.ca. Information contained on the Company's web site is not part of this report.

Background

     Field operations, whether involved in service, inspection, maintenance, repair, trouble, installation or construction work, are confronted on a daily basis with the difficult task of optimally assigning work requests to mobile workforces, dispatching the work to the field, monitoring the progress of the work, responding to changing conditions, and measuring workforce performance. Common workforce management problems include:

o    missed appointments;

o    unnecessary overtime;

o    repeat customer visits to get the job done right;

o    jobs that take too long to complete;

o    delayed status reports;

o    inadequate information collected from/supplied to the field;

o    redundant data entry work; and

o    excessive driving time.

     Historically, these organizations have managed and supported their mobile workers by communicating information on paper, or through wireline solutions or through voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion. Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and commercial field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that this initial low rate of adoption was attributable to a number of factors, including the high cost of establishing private radio networks; the difficulty of obtaining radio spectrum for such networks; the high cost and limited functionality of early mobile computing devices; the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures; and a lack of industry-specific application software which effectively addressed the needs of mobile workers. MDSI was formed to address this last limitation. The Company now provides industry-specific mobile workforce management solutions for the utility, telecommunications and cable/broadband markets.

     The Company believes that the other limitations to adoption in its markets are also being addressed, to an increasing extent. Trends in the regulatory environment, numerous technological advances and competitive pressures have provided and will continue to provide a compelling case for mobile workforce management solutions. For example, deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks providing services at lower costs than ever are now widely available in North America, and similar networks are available in Europe, Austral-Asia and Africa. Consequently, the Company believes that mobile workforce management solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that these trends will continue to increase the likelihood of adoption of mobile workforce management solutions by companies with large field workforces. See "Forward-Looking Statements."

The MDSI Solution

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of field operations in targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. MDSI's products enable these organizations to effectively communicate with, manage and support their mobile workers in their execution and completion of work orders.

     MDSI's products are designed to interface with a variety of public and private data networks, including PCS networks and satellite-based data transmission networks, and are compatible with a variety of operating platforms, and can be integrated to a wide variety of applications, including those built in-house. For the mobile user, that browser can be located on a variety of mobile devices, such as a laptop, personal digital assistant, pager or web phone.

     To effectively address a customer's mobile workforce management requirements, MDSI combines its products with professional services, such as systems implementation and integration, training and documentation, workforce management assessments, consulting, ongoing technical support and software maintenance. Where appropriate, MDSI also provides third party products and services as part of a complete mobile workforce management solution.

Advantex r7

     Advantex r7, the latest version of MDSI's mobile workforce management product, is comprehensive, feature-rich and is offered as a market-specific solution for customers in MDSI's target markets, including the utility industry, the telecommunications industry, and the cable/broadband industry. Advantex efficiently manages mobile workers and the work orders they execute. It schedules work requests and, using complex business rules, assigns them to the best available mobile worker. Advantex then dispatches work order details to mobile workers who use the solution to process their work throughout the day and send status updates and order completion information back to the office all wirelessly, in real-time. Advantex also determines the best sequence for mobile workers to address their work orders and the best routes to travel between assignments. This provides dispatchers, supervisors and enterprise applications, such as call centers and customer information systems, with up-to-date information to enable them to effectively monitor and manage field service operations at all times.

     Advantex is the result of more than ten years of development and has been (or is in the process of being) field validated by approximately 100 companies in the Company's markets. Advantex uses global standards, such as CORBA (Common Object Request Broker Architecture), Java, HTML, XML, WAP and Unicode, and industry standard products, such as Oracle's database and BEA's infrastructure tools, to deliver a solution that meets customers' needs for a scalable, open and interoperable solution. Advantex has been implemented, or is in the process of being implemented, for customers supporting as few as 70 and as many as 13,000 users. The primary components of Advantex are:

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

o Advantex Maintenance Management-- Allows a planner to create a maintenance or inspection schedule for an asset. For example, a gas company might establish a bi-annual inspection schedule for its regulator stations. Maintenance Management automatically creates corresponding work orders, which are assigned and distributed to the field workforce in the usual way. Once the work is done, the completion information remains associated with the asset and is accessible to the planner through the application.

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

     For companies outside of MDSI's traditional markets that employ field workforces, such as security companies, office equipment companies and home appliance companies, MDSI offers a wireless enablement product called MDSI ideligo, which is a subset of Advantex.

Professional and Customer Support Services

     Contracts for the sale of MDSI's software typically require MDSI to provide certain professional services. Additionally, customers typically sign a separate customer support and maintenance agreement, which requires MDSI to provide after-sales support of its products. The Company believes that providing these services facilitates effective implementation and use of its products and fosters a strong relationship with the customer that often leads to future sales of MDSI products and services. See "Forward-Looking Statements."

Professional Services

     A professional services engagement typically lasts for six to twelve months, though the Company has entered into much longer engagements for some of its larger customers. During this time, MDSI works with the customer in defining, configuring, and installing Advantex, as well as providing complete training services and systems documentation that address the implementation and operation of Advantex. MDSI's depth of experience in the utility, telecommunications, and cable/broadband industries allows the Company to integrate Advantex with customer information systems, customer relationship management systems, billing systems and outage management systems, among others. Whenever industry solutions such as these are the source of work orders or the destination for work results, MDSI offers application integration services.

     MDSI also offers mobile workforce management practices assessment services, to help customers assess where they stand against their peers, as well as other mobile workforce management consulting services to enable customers to make the most effective use of Advantex in their organizations to improve customer satisfaction and increase operational efficiency.

Customer Support

     The Company believes that its ability to offer a high level of after-sale customer support is critical to its success. The Company's customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, which may be annual or on a multi-year basis.

Markets

     MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those vertical markets. Traditionally, the Company has focused its attention on mid and large-sized customers in the utilities (electric, gas and water), telecommunications, and cable/broadband markets. In total, MDSI believes that there are approximately
1.8 million mobile workers worldwide in its traditional markets, split approximately evenly amongst North America, Western Europe, and certain other commercially viable geographical markets in the rest of the world. Traditionally, the Company's products have best addressed the needs of approximately one-half of these workers. The Company's recent product developments and its' product development plan are designed to address the full market opportunity.

     During 2002, the Company launched a product, MDSI Ideligo, to serve field service workforces outside the Company's core markets. Within these markets, MDSI believes that there are approximately 6.9 million mobile workers worldwide, split approximately evenly amongst North America, Western Europe, and certain other commercially viable geographical markets in the rest of the world. See "Other Markets" below. The Company evaluates new target markets for mobile workforce management based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets. During 2002, the Company stopped pursuing opportunities in the public safety market. See "Public Safety" below.

     Utilities. The utilities market targeted by the Company consists of electric, gas and water companies worldwide, most notably in the United States, Canada, Europe and to a lesser extent South America, Austral-Asia and Africa. The Company's solution for this market has primarily targeted workers who provide intra day work, such as meter services (reading, connections and investigations), trouble work and account collections. The Company's new product features, recently completed or in development, are targeted at the remainder of field technicians, who are involved in maintaining, inspecting or constructing utilities' network asset infrastructure. Such work typically involves longer time frames for completion, may involve multiple interdependent tasks, and multiple work crews. Accordingly, MDSI is adapting Advantex to handle this greater complexity.

     The Company believes that the market offers many opportunities for revenue growth both from existing and new customers. See "Forward-Looking Statements". MDSI's products have been implemented or are being implemented in over 70 electric, gas and water utilities located in the United States, Canada, Europe and Austral-Asia. MDSI believes that the total number of utilities with more than 100 mobile workers (MDSI's typical target market) exceeds 300 in the United States alone.

     Telecommunications and Cable/Broadband. MDSI sells its Advantex product into the telecommunications, and cable/broadband markets worldwide, most notably in the United States, Canada, Europe and to a lesser extent in Africa, Austral-Asia and South America. Recently, the markets for these services have been converging. For example, companies that used to provide traditional voice telecommunications services are now permitted to provide data services, basic cable and other broadband services. Similarly, companies that provided traditional cable TV service now also provide cable telephony services and Internet services. As with utilities, MDSI's solution for the telecommunications and cable/broadband markets has primarily addressed the needs of only a portion of the mobile workforce, most notably those technicians involved in intra-day installation and repair work. The Company's new product features, recently completed or in development, are targeted at the remainder of field technicians, who are involved in maintaining, inspecting or constructing the networks' asset infrastructures. Such work typically involves longer time frames for completion, may involve multiple interdependent tasks, and multiple work crews. Accordingly, MDSI is adapting Advantex to handle this greater complexity.

     The telecommunications market consists of wireline providers of local, and long-distance services, wireless communication service providers and ISPs (Internet service providers). The wireline market in North America is comprised of IXCs (Inter-exchange carriers), ILECs (Incumbent Local Exchange Carriers), and CLECs (Competitive Local Exchange Carriers). In Europe, the national telecommunication providers are referred to as PTT's (Post, Telephone & Telegraph). MDSI believes that the total number of telecommunications companies and cable/broadband companies with more than 100 mobile workers (MDSI's typical target market) exceeds 300 and 100, respectively, in the United States alone. MDSI believes that a number of major telecommunications companies are evaluating the need for a mobile workforce management system, and that this market will grow as companies implement new technology to improve their competitiveness, efficiency and service levels as the worldwide deregulation of the telecommunications markets continues to unfold

     Cable/broadband services consist of basic cable television services and new digital interactive broadband services, including digital cable TV services, cable data and Internet services, cable telephony services, and other interactive broadband data and multimedia services. The market is comprised of traditional cable MSOs (Multiple System Operators) and independent cable system operators, satellite service operators, new broadband divisions of traditional telecommunication firms, and new broadband entrants. Currently, in North America, approximately 80% of the subscriber base is under the control of the ten largest MSOs. Although several of these major cable operators have implemented mobile data solutions in selected sites, few operators have rolled out these systems to multiple sites. Additionally, these MSOs are increasingly outsourcing some of their field technician work to specialty contractors, a group where MDSI does not have market share, but one that could represent a future opportunity. See "Forward-Looking Statements." Changes in the regulatory environment and technological developments, such as satellite television have led to the introduction of significant competition in the cable market. MDSI sees this enhanced level of competition as being very positive for its business. MDSI believes that growing competition and the introduction of new services will lead cable operators to adopt mobile workforce management solutions to improve their competitiveness, efficiency and level of customer service. See "Forward-Looking Statements."

     While the telecommunications and cable/broadband markets have begun to show signs of recovery from difficult economic times, the Company anticipates that continued economic uncertainty in these markets will have an adverse impact on software and services revenues in the short term. See "Forward-Looking Statements."

     Other Markets. There are a large number of companies outside MDSI's traditional markets that employ field workforces, such as security companies, office equipment companies, home appliance companies, as well as many other organizations that contract fieldwork as their primary business, such as companies engaged in the maintenance and repair of oil wells, IT/Networking services, medical/scientific equipment, industrial equipment, and HVAC (Heating, Ventilation and Air Conditioning) systems, amongst others. To date, the Company has not focused its primary attention on these markets. MDSI believes that the total number of such companies with more than 100 mobile workers (MDSI's typical target market) exceeds 3,500 in the United States alone.

     For this opportunity, MDSI has developed a subset of Advantex, called MDSI ideligo, which is primarily comprised of the Advantex Wireless and Advantex Mobile components. MDSI ideligo wirelessly communicates data in real-time between the field and enterprise applications, automates workflow, and lets field workers be more efficient and productive. Initially, MDSI has integrated MDSI ideligo with Siebel Systems' Field Service application. Together, MDSI and Siebel Systems Inc. have won one new customer, Texas-based Key Energy Services, and is working on several additional prospects. MDSI anticipates integrating MDSI ideligo with field service products from other independent software vendors.

     Public Safety. The Public Safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. During 2001, MDSI ceased pursuing opportunities in the market and in 2002 reached an agreement with Datamaxx Applied Technologies, Inc. of Tallahassee, Florida, granting Datamaxx exclusive license rights to MDSI's Public Safety products in the North American public safety market and non-exclusive license rights for such products outside North America. MDSI had installed solutions for a limited number of customers, and the market never represented a material portion of MDSI's revenues.


Customers

     MDSI has sold its solutions to approximately 100 customers worldwide, comprising approximately 80,000 user licenses.

     Sample Customers:

     ------------------------------------------------------------------------------------------------
     UTILITY                              TELCO                             CABLE/BROADBAND
     ------------------------------------------------------------------------------------------------
     o        Consumers Energy            o        Belgacom (Belgium)       o     Cox Communications
     o        Keyspan Energy              o        Eircom (Ireland)         o     Rogers Cable
     o        Pacific Gas & Electric      o        TDC Tele Danmark         o     SureWest
     o        Reliant Energy                       (Denmark)                o     Videotron
     o        Transco (UK)                o        Telkom South Africa
                                          o        TXU Communications
     ------------------------------------------------------------------------------------------------

     For the year ended December 31, 2003, MDSI's software and services revenues were distributed approximately as follows: 66% from the utilities (electric, gas and water) market, 32% from the telecommunications and cable/broadband market and the remaining 2% from other markets. During the year ended December 31, 2003 the Company generated approximately 55% of its revenue from North America, approximately 42% of its revenue from Europe, Middle East and Africa, and the remaining 3% of its revenue from other parts of the world.

     The Company's customers vary in size from small local companies to large regional, national and international organizations. During the year ended December 31, 2003, Telkom South Africa Limited accounted for 18.0% of MDSI's overall revenue and Transco PLC accounted for 17.1% of MDSI's overall revenue. The Company anticipates that revenue from each of these two customers will account for a lesser percentage of MDSI's overall revenue in 2004. See "Forward Looking Statements". During the year ended December 31, 2002, Telkom South Africa Limited accounted for 9.1% of MDSI's overall revenue. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.4% of MDSI overall revenue.

     In the years ended December 31, 2003, 2002, and 2001, approximately 44.3%, 29.1%, and 33.2%, respectively, of the Company's consolidated revenue was attributable to five or fewer customers. The Company believes that this percentage will decrease in 2004, but that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue. See "Forward Looking Statements".

     In the years ended December 31, 2003, 2002, and 2001, revenue derived from sales outside of North America accounted for 44.5%, 30.9%, and 23.9% of the Company's total revenue, respectively. See Note 8 to the Company's Consolidated Financial Statements. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. See "Business-Risk Factors - Dependence on Large Contracts and Concentration of Customers" and "Forward-Looking Statements."

Product Development

     Mobile workforce management applications must adapt to rapid technological change and increasing user requirements. Accordingly, the Company must be able to provide new functionality and to modify and enhance existing functionality on a timely and continuing basis in order to be competitive. To accomplish this objective, the Company's strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, the Company may acquire or license complementary technology developed by third parties for integration into the Company's products.

     The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer's corporate information system. MDSI's product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in radio system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed and will continue to allow the Company to design and develop mobile workforce management solutions that can be implemented in a timely and cost-effective manner. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development.

     During the fiscal years ended December 31, 2003, 2002, and 2001, the Company's research and development expenses were $5.5 million, or 11.6% of revenue, $5.5 million, or 14.4% of revenue and $7.3 million, or 16.2% of revenue, respectively. The Company intends to continue committing a significant portion of its revenues to enhance existing products and develop new products. In addition the Company expects to increase its research and development expenditures during 2004. See "Forward-Looking Statements."

Sales and Marketing

     The Company markets its products through a direct sales force as well as through strategic marketing arrangements with independent software vendors, and systems integrators.

     Direct Sales Force. MDSI's sales personnel are knowledgeable about the Company's products and current industry and enterprise-specific application issues. The Company organizes its sales personnel by both vertical and geographic market. The Company's sales personnel employ their expertise to develop long-term consultative relationships with customers in order to identify the needs of the customer and provide specific and effective solutions. To date, substantially all of the Company's revenue has been generated by direct sales activities.

     Independent Software Vendors. MDSI establishes relationships with other independent software vendors that sell complementary products, such as billing, customer relationship management, or outage management solutions, into MDSI's markets. The relationships typically involve MDSI and the vendors establishing a standard integration of their products, then jointly identifying and executing on sales prospects for the integrated solution. The Company has established a variety of such relationships with respect to Advantex and one such relationship for its MDSI ideligo product, with Siebel Systems Inc. In some cases, relationships have been formalized through written agreements, while others remain informal.

     Systems Integrators. MDSI also establishes strategic relationships with systems integrators that work in the Company's markets to provide end-to-end solutions on a customer-by-customer basis or as an integrated product offering for the vertical market. In either case, MDSI works with the integrator to assist in the sales process and to integrate MDSI's products with the other component software applications. To date, MDSI has worked with Cap Gemini Ernst & Young LLP, Accenture LLP, IBM Business Consulting Services, CGI Group Inc., and Atos Origin (formerly SchlumbergerSema), amongst others. In some cases the relationships have been formalized through written agreements, while others remain informal. In the future, MDSI intends to involve systems integrators in providing the implementation work surrounding customer installations. See "Forward-Looking Statements."

Competition

     The markets for MDSI's Advantex and MDSI ideligo applications are highly competitive. Numerous factors affect the Company's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (both server and mobile workstation), ability to implement solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support.

     MDSI has a number of competitors, both small companies attempting to establish a business in the Company's markets and large companies attempting to diversify their product offerings. In addition, some of the Company's potential customers develop software solutions internally, which may delay or eliminate the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. In general, the Company expects competition to intensify as acceptance and awareness of the benefits of such applications and their associated enabling wireless technologies continue.

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

     The Company believes that in the utilities, telecommunications and, cable/broadband industry segments the most important competitive factors are the reputation of the supplier and its implementation track record. MDSI believes that its reputation and long, successful track record in these markets gives it a competitive advantage in this regard.

     The Company primarily competes in the utilities market with Utility Partners, L.C., Intergraph Corporation, Axiom Corporation, ClickSoftware, Inc., CGI Group Inc. (via its acquisition of Cognicase, Inc., owner of MDSI competitor M3i Systems, Inc.), ViryaNet Ltd., Oracle Corporation, Itron Inc. (via its acquisition of e-Mobile Data Inc.), and a.p.solve Limited. The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies. Other competitors include ClickSoftware, Inc., ViryaNet Ltd., which the Company mostly sees competing for small accounts, and more recently Accenture FFE. In the cable/broadband market, the Company's primary competitors are Telcordia Technologies Inc., C-Cor.net Corp., PointServe Inc., CSG Systems International Inc., and Viryanet Ltd., again mostly for small accounts.

     The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, MDSI sells a wireless enablement product, called MDSI ideligo, which is largely a subset of Advantex. MDSI ideligo provides a mobile extension of selected field service application vendors' solutions. The initial implementation has been with Siebel Systems' Field Service offering. Other suppliers of wireless enablement products include Aether Systems Inc., Antenna Systems, Broadbeam Corporation, Everypath Inc., Extended Systems Incorporated and IBM, as well as a variety of other newer competitors. Also serving the commercial field service market are enterprise application solution providers, such as Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited (which acquired the assets of Clarify), Oracle Corporation, PeopleSoft Inc., and Siebel Systems Inc. MDSI believes that these enterprise application vendors offer less comprehensive wireless enablement solutions than MDSI, and are consequently potential partners for expanding MDSI's penetration in this market.

Hosting and IT Services

     In June 2002, as part of management's strategy to return MDSI's focus to mobile workforce management in the Company's traditional markets, MDSI entered into an Exchange Agreement to return ownership of Connectria, a company MDSI acquired in June 2000 to its former principal shareholders. The services of MDSI's Hosting and IT Services comprised outsourcing, hosting and consulting, and ranged from complete outsourcing of an IT department to providing turnkey IT projects. Connectria's results of operations for 2002, and 2001 are summarized in MDSI's Consolidated Statements of Operations as Income (Loss) From Discontinued Operations. See Note 2 of the Company's Consolidated Financial
Statements for more detail regarding this transaction. Except as otherwise indicated, the financial information in this Annual Report on Form 10-K excludes the results of discontinued operations. The Company now operates in a single business segment.

Employees

     As of December 31, 2003, the Company had 330 full-time employees, including 156 in operations (including project management, customer support, the Company's solutions group and certain overhead), 85 in product development and the Company's product group, 41 in sales and marketing, including employees working on the Company's MDSI ideligo initiative, and 48 in finance, information technology, human resources and general administration. None of the Company's employees is represented by a labor union and the Company believes its employee relations to be good.

Financial Information About Segments and Geographic Markets

     For certain information regarding the Company's reportable segments and geographic markets, see Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

     The Company believes that economic and political developments and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical
markets  that  the  Company  serves.   The  current  excess  of  supply  in  the
telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse affect on the financial condition of energy and utility companies in certain geographical areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions or have sought to terminate existing contracts for the Company's products and services. While the Company believes that economic and political conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions are likely to continue to affect demand for the Company's products and services in 2004, particularly demand for software and related services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

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

Dependence on Third Party Products and Services

     Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 2003, 2002 and 2001, 9.5%, 6.5%, and 5.5% respectively, of the Company's revenue was attributable to third party products and services. As the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. See "Forward Looking Statements". In addition, because the Company's gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

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

Dependence on Large Contracts and Concentration of Customers

     The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2003, 2002, and 2001, approximately 44.3%, 29.1%, and 33.2% respectively, of the Company's consolidated revenue was attributable to five or fewer customers. During the year ended December 31, 2003, TELKOM South Africa Limited accounted for 18.0% of the Company's consolidated revenue and Transco PLC accounted for 17.1% of the Company's consolidated revenue. During the year ended December 31, 2002 TELKOM South Africa accounted for 9.1% of the Company's consolidated revenue. During the year ended December 31, 2001, eircom P.L.C. accounted for 11.6% of the Company's consolidated revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. See "Forward-Looking Statements". The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Moreover, the Company's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

     The size of a contract for a particular customer can vary substantially depending on whether the Company is providing only its own products and services or is also responsible for supplying third party products and services. The Company recognizes revenue using the percentage of completion method, which the Company calculates based on total man days incurred compared to total man days estimated by the Company for completion. Therefore, any significant increase in the costs required to complete a project, or any significant delay in a project schedule, could have a material adverse effect on that contract's profitability and because of the size of each contract, on the Company's overall results of operations. The Company from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. The Company's contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts would affect the timing of the Company's cash flows and could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Any significant failure by the Company to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, effectively negotiate the specifications for a workforce management system, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

     The Company believes that unfavorable economic conditions and reduced capital spending by existing and prospective customers have and may continue to adversely affect demand for the Company's products and services in 2004. In particular, service providers, utilities companies and telecommunications companies in North America have been impacted since the latter half of 2000. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions and general trends are likely to continue to delay purchasing and implementation decisions. If the economic conditions in the United States and Canada worsen or if a global economic slowdown occurs, the Company may experience reduced revenues, increased costs, reduced margins and increased risks associated with the collection of customer receivables, any of which may have a material adverse impact on its business, operating results, cash flows and financial condition.

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

History of Losses and Fixed Operating Expenses

     As of December 31, 2003, the Company had an accumulated deficit of $29.9 million. There can be no assurance that the Company will realize revenue growth or be profitable on a quarterly or annual basis. The Company plans to continue to allocate significant resources to its operating expenses related to sales and marketing operations, to fund significant levels of research and development, to broaden its customer support capabilities and to maintain its administrative resources. A relatively high percentage of the Company's expenses are fixed in the short term and the Company's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In addition, due to the rapidly evolving nature of its business and markets, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Integration of Acquisitions

     The Company may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to the Company's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and write-off of acquired research and development costs, all of which could materially and adversely affect the Company's financial condition, results of operations and cash flows.

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

Management of Growth and Reduction of Workforce

     Since its inception, the Company has experienced periods of rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from 9 employees in Canada in February 1993 to 330 employees located in Canada, the United States and other international locations at December 31, 2003. The Company also recently expanded the geographical areas in which it operates. In March and April, 2001, the Company made several announcements regarding its intention to reduce the size of its work force by approximately 25% in anticipation of reduced demand for its products and services due to the general economic slowdown. In July 2002, the Company completed the sale of its subsidiary Connectria Corporation, reducing the size of its work force by 71 employees. If the Company resumes its growth in future periods, such growth may place strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. There can be no assurance that the Company will be able to effectively manage its operations or future growth and expansion into new markets. Failure to do so could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Dependence on Key Personnel

     The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. Competition for qualified personnel is intense, and in light of the Company's performance there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future if demand for the Company's products and services increase. The loss of the services of any of the Company's senior management or other key employees or the inability to retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

Dependence on Selected Vertical Markets

     Since its inception, substantially all of the Company's revenue has been derived from the sale of products and services to customers in the utility, telecommunications and cable/broadband markets. The Company anticipates that a significant portion of its revenue will continue to be generated by sales of products and services to these markets. Demand for the Company's services in these markets has fluctuated and is likely to fluctuate in the future. In additions, the Company believes that recent economic developments and trends have adversely affected and may continue to adversely affect levels of capital spending by companies in a variety of industries, including the vertical markets MDSI serves. The Company believes that these and other factors may cause potential and existing customers to delay or defer purchasing decisions or seek to terminate or delay payment under existing contracts for the Company's products and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. See "Forward-Looking Statements." A decline in demand for the Company's products in these markets as a result of economic conditions, competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to diversify its product offerings or revenue base by entering into new vertical markets or continue to earn revenue in current markets.

Dependence on Marketing Relationships

     The Company's products are marketed by the Company's direct field sales force as well as by third parties that act as lead generators or with whom the Company acts together as a co-marketer or co-seller. The Company's existing agreements with such partners are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company's existing partners will continue to provide the level of services and technical support necessary to provide a complete solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of these partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers with the technical, industry and application experience required to market the Company's products successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. See "Forward Looking Statements". To the extent that such joint ventures are not successful, there could be a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Competition

     The markets for mobile workforce management applications, wireless connectivity software, mobile data network equipment and mobile computing devices are highly competitive. Numerous factors affect MDSI's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (server, wireless carrier, and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support. Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. MDSI expects such competition to intensify as acceptance and awareness of mobile workforce management solutions continue. See "Forward Looking Statements". In addition, a small number of MDSI's potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as MDSI. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. Certain of MDSI's competitors have substantially greater financial, technical, marketing and distribution resources than MDSI. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that MDSI will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by MDSI will not materially adversely affect its business, financial condition, operating results and cash flows.

     The Company primarily competes in the utilities market with Utility Partners, L.C. (which recently emerged from Chapter 11 bankruptcy), CGI Group Inc. (via its acquisition of Cognicase, Inc., owner of MDSI competitor M3i Systems, Inc.), Intergraph Corporation, Axiom Corporation, Oracle Corporation, Itron Inc. (via its acquisition of e-Mobile Data Inc.) a.p.solve Limited and ViryaNet Ltd. The Company has several competitors in the telecommunications and cable/broadband markets. The Company's primary competitor for telecommunications customers is Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies. Other competitors include ClickSoftware, Inc., ViryaNet Ltd., which the Company mostly sees competing for small accounts, and more recently Accenture FFE. In the cable/broadband market, the Company's primary competitors are Telcordia Technologies Inc., C-Cor.net Corp., PointServe Inc., CSG Systems International Inc., and Viryanet Ltd., again mostly for small accounts.

     The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives. In this market, MDSI sells a wireless enablement product, called MDSI ideligo, that is largely a subset of Advantex. MDSI ideligo provides a mobile extension of selected field service application vendors' solutions. The initial implementation has been with Siebel Systems' Field Service offering. Other wireless enablement products are offered by Aether Systems Inc., Antenna Systems, Broadbeam Corporation, Everypath Inc., Extended Systems Incorporated and IBM, as well as a variety of other newer competitors. Also serving the commercial field service market are enterprise application solution providers, such as Astea International Inc., Metrix Inc., and FieldCentrix Inc., in addition to several larger enterprise software companies, such as Amdocs Limited (which acquired the assets of Clarify), Oracle Corporation, PeopleSoft Inc., and Siebel Systems Inc. MDSI believes that these enterprise application vendors offer less comprehensive wireless enablement solutions than MDSI, and are consequently potential partners for expanding MDSI's penetration in this market.

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

Proprietary Technology

     The Company's success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex, Wireless@work and Compose trademarks. MDSI has also filed several patent applications in the United States and internationally covering various aspects of its technology, and has recently been granted a U.S. patent for certain aspects of Compose. The earliest of these applications has been granted and will be issued as a U.S. patent, and the remainder are pending a substantive examination. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products. Policing the unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, the risk of software piracy can be expected to continue. In addition, the laws of certain countries in which the Company's products are or may be licensed may not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that the Company's proprietary technology is infringed upon by unauthorized third parties. In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grows and the functionality of products in different industry segments overlaps. See "Forward-Looking Statements". Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Dependence on Third Parties

     Certain contracts require the Company to supply, coordinate and install third party products and services or employ subcontractors. The Company believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier or subcontractor to provide a sufficient and reliable supply of parts and components or products and services in a timely manner could have a material adverse effect on the Company's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. Additionally, under certain circumstances, the Company supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer or MDSI in a timely manner could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Exchange Rate Fluctuations

     Because the Company's reporting and functional currency is the United States dollar, its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. In addition, the Company has entered into foreign currency contracts under certain circumstances to reduce the Company's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. In addition, to the extent the Company has operations outside the United States, the Company is subject to the impact of foreign currency fluctuations and exchange rate changes on the Company's reporting in its financial statements of the results from such operations outside the United States. During 2003, the relative weakness of the U.S. dollar contributed to an increase in direct costs as a percentage of revenue, as the majority of direct costs are incurred in Canadian dollars.

Risks Associated with International Operations

     In the years ended December 31, 2003, 2002, and 2001 revenue derived from sales outside of North America accounted for approximately 44.5%, 30.9%, and 23.9%, respectively, of the Company's total revenue. Because the Company's revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company's revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period. The Company believes that its ability to grow and be profitable will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company's revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company's international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company's control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not materially adversely affect the Company's future international sales and, consequently, the Company's business, financial condition, operating results and cash flows.

     As a result of the international scope of the Company's operations, the Company's business is carried out under an international corporate structure that has been designed in part to optimize tax costs to the Company. The effectiveness of this international corporate structure from a tax perspective, and the corresponding risk of any negative financial impact on the Company from the imposition of tax liability on the Company in the event such structure is not effective, depends on the quality of the Company's internal compliance and implementation procedures, as well as external regulatory factors such as investigations, audits and decisions by tax officials and changes in tax laws, regulations and policies.

Product Liability

     The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. The Company carries insurance coverage for product liability claims which it believes to be adequate for its operations. See "Forward-Looking statements."

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

     In December 1998, the Company implemented a shareholder rights plan (the "Plan"). The Plan had a 5-year term and was subsequently renewed in December 2003 for a further 5-year term. Pursuant to the renewed Plan, shareholders of record on December 17, 2003 received a dividend of one right to purchase, for CDN$140, one Common Share of the Company. The rights are attached to the Company's Common Shares and will also become attached to Common Shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of the Company's Common Shares. After a triggering event, the rights will detach from the Common Shares. If the Company is then merged into, or is acquired by, another corporation, the Company may either (i) redeem the rights or (ii) permit the rights holder to receive in the merger Common Shares of the Company equal to two times the exercise price of the right (i.e., CDN $280). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the Plan is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of the Company's Board of Directors, the offer is inadequate. Pursuant to regulatory requirements, the renewed Plan must be approved by the Company's shareholders at a meeting to be held 6 months of implementation of the renewed Plan.

     As a result of being a reporting issuer in certain provinces of Canada, the Company is required to file certain reports in such jurisdictions. As part of such reports, the Company is required to file consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as applied in Canada . Canadian and US GAAP differ in certain respects, including the treatment of certain reorganization costs, acquired research and development costs, and the expensing of stock options. As a result, the Company's Consolidated Financial Statements included in this report may differ materially from the financial statements filed by the Company in Canada.

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

Item 2:  Properties

     The Company occupies approximately 96,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The lease expires on November 30, 2008 with two options to renew for five years each. The Company has sub-let approximately 16,000 square feet of this space until November 30, 2008. The Company also maintains an office in Itasca, Illinois. The Itasca office lease is for approximately 29,000 square feet and and has been terminated effective November 30, 2004. The Company has sub-let approximately 17,600 feet of this space until November 30, 2004. The Company believes that the current office space under lease less the current subleased portions is adequate to meet its needs for the foreseeable future.

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

                                                The Toronto Stock Exchange                     Nasdaq National Market
                                 ----------------------------------------------------------  ----------------------------
                                          US$(1)                         CDN$                   US$           US$
                                 ----------------------------------------------------------  ----------------------------
                                      High           Low           High            Low           High           Low
                                 -------------- -------------- -------------- -------------- -------------- -------------
     2002
   First Quarter.............         4.29           3.31           6.76           5.22           4.25           3.40
   Second Quarter............         3.93           3.10           6.21           4.87           3.95           3.05
   Third Quarter.............         3.48           2.83           5.50           4.47           3.62           2.87
   Fourth Quarter............         3.55           2.82           5.60           4.44           3.60           2.78

     2003
   First Quarter.............         4.28           3.33           6.00           4.67           3.91           3.00
   Second Quarter............         5.18           3.39           7.25           4.75           5.35           3.00
   Third Quarter.............         6.07           3.88           8.50           5.43           6.33           3.85
   Fourth Quarter............         5.60           4.12           7.85           5.77           6.12           4.25
-----------------
(1)  US dollar amounts have been  translated  using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."


Shareholders

     As of December 31, 2003 the Company had approximately 347 shareholders of record.

Dividends

     The Company has never paid dividends on its Common Shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. The Company's current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Recent Sales of Unregistered Securities

     The Company did not issue any unregistered securities during the fiscal year ended December 31, 2003.

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

     This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Revenue Agency (the "CRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

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

     Article X, of the Treaty as amended by the US-Canada Protocol ratified on December 16, 1997 provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock paying the dividend. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. The Company will be required to withhold any such tax from the dividend and remit the tax directly to CRA for the account of the investor.

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

     (a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

     (b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding the disposition, the holder was resident in Canada at any time during the 10 years immediately preceding the disposition and the shares were owned by him when he ceased to be a resident of Canada,

     (c) they formed part of personal property constituting business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

     (d)  the holder is a U.S. LLC which is not subject to tax in the U.S.

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

Item 6:  Selected Financial Data (unaudited)

     The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from and are qualified by reference to the Company's audited consolidated financial statements. This selected consolidated financial data is presented in conformity with generally accepted accounting principles in the United States.

                                                                Years ended December 31,
                                         2003             2002             2001             2000             1999
                                    --------------    -------------   --------------    -------------    ------------
                                                         (In thousands, except per share data)
 Statement of Operations Data:
 Revenue                              $ 47,385          $ 38,211        $ 44,941         $ 51,852         $ 52,000
 Gross profit                           24,022            21,192          23,894           30,772           29,449
 Operating (loss) income                (2,884)           (2,933)        (11,167)             912            7,624
 (Loss) income from continuing          (3,643)           (2,047)        (13,240)             (24)           4,731
   operations for the year
   (1)(2)(3)
 Diluted (loss) earnings per common
   share                              $  (0.44)         $  (0.23)       $  (1.61)        $  (0.08)        $   0.11
 Weighted average shares outstanding
                                         8,201             8,481           8,623            8,527            9,101
                                    --------------    -------------   --------------    -------------    ------------
Balance Sheet Data:                      2003             2002             2001             2000             1999
                                    --------------    -------------   --------------    -------------    ------------
 Cash and cash equivalents            $ 15,827          $ 11,017        $ 13,176         $ 12,865         $ 14,750
 Working capital                         8,576             8,296          11,374           23,305           23,151
 Total assets                           37,071            37,031          44,263           60,517           50,191
 Non-current liabilities                   982             1,914           3,050            6,738            3,399
 Stockholders' equity                   15,942            19,464          23,916           37,404           34,916
--------------------------
(1)  Net  loss  for the  year  ended  December  31,  2001  includes  charges  of
     $6,105,927 with respect to restructuring of certain operations,  $2,749,992 for the impairment in valuation of investments in three private  companies,
     $1,558,578 for the impairment in valuation of intangible assets acquired on acquisition of Alliance Systems  Incorporated,  $165,000 for the impairment in valuation of a commercial  web site domain name,  and $2,938,195 for bad debts with respect to several doubtful accounts.
(2)  Net income from continuing  operations for the year ended December 31, 2000 includes  charges of  $1,691,028  for costs of merger  with  respect to the
     Company's merger with  Connectria,  and $985,000 for bad debts with respect to one doubtful account.
(3)  Net loss from  continuing  operations  for the year ended December 31, 2003 includes  charges  related to the  evaluation of strategic  options for the
     Company of $1,275,120, and $3,069,860 for bad debts with respect to several doubtful accounts.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company's ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under "Business-Risk Factors" in Item 1 of this Annual Report on Form 10-K. In particular, note the Business-Risk Factors entitled "Potential Fluctuations in Quarterly Operating Results", "Lengthy Sales Cycles for Advantex Products", "Dependence on Large Contracts and Concentration of Customers", "History of Losses and Fixed Expenses", "Integration of Acquisitions," "Litigation" and "Competition." Also see "Forward-Looking Statements."

     Unless otherwise noted, all financial information in this report is expressed in the Company's functional currency, United States dollars. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk".

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

Restructuring

     The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions, have elected not to purchase the Company's products, or have sought to terminate existing contracts for the Company's products and services. As a result, the Company's results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of facts, particularly the timing and receipt of significant orders. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions are likely to continue to affect demand for the Company's products and services in 2004 , particularly demand for software and related services. See "Forward-Looking Statements." Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

     In order to address the uncertainties caused by these economic trends, MDSI announced in 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings were realized by reduced salary and payroll costs, and the remaining savings have been realized from the subleasing of excess space, and a reduction in discretionary spending. As a result of the sale of the public safety operations during the second quarter of 2002, the Company exceeded the estimated quarterly savings. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company's business operations.

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

                                                                          Total Restructuring
                                                                                 Charge
                                                                           ------------------
        Workforce reduction                                                   $  3,375,000
        Provision for excess office space                                        1,861,000
        Non cash write-down of capital assets                                      563,780
        Other                                                                      306,147
                                                                           ------------------
        Total restructuring charges                                              6,105,927
        Cumulative draw-downs                                                   (5,225,145)
                                                                           ------------------
        Accrued restructuring charges as at December 31, 2003                 $    880,782
                                                                           ===================

     During the year ended December 31, 2003, the Company made cash payments of $376,553 relating to the restructuring accruals.

     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $1.0 million of cash costs relating to this provision leaving an accrual of $0.9 million remaining as at December 31, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.

Field Service Business

     The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI's Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization's existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company's larger contracts only a limited number of the users are rolled out initially, with the balance implemented over a period that may extend up to one year or more. Where increases in mobile workforces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed, which may result in additional revenue for the Company. See "Forward-Looking Statements."

     Revenue for software and services has historically accounted for a substantial portion of the Company's revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which includes a warranty period that is generally ninety days in length. These services are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total man days incurred over the total estimated man days to complete the contract.

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

     During 2001, MDSI decided not to continue pursuing opportunities in the Public Safety market. These opportunities consisted of federal, state and local agencies that provide police, fire, medical and other emergency services. The Company had installed solutions for a limited number of customers, and this market did not represent a material portion of MDSI's revenues. On May 24, 2002 the Company entered into an agreement with Datamaxx Applied Technologies Inc. ("Datamaxx"), granting exclusive license to Datamaxx for MDSI's Public Safety products in North America, and non exclusive license rights for these products outside North America. The Company also assigned its existing contracts in the Public Safety market to Datamaxx. MDSI will receive royalty payments under the agreement for any license and implementation revenue earned by Datamaxx in relation to the licensed products, subject to a maximum royalty payout of $1,500,000. As a result of this licensing agreement, the Company has now exited the Public Safety market.

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

Disposition of Hosting and Information Technology (IT) Services Business Segment

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares of MDSI that had a market value of approximately $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI also received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. The loan was repaid subsequent to December 31,2003. On closing, the Company realized a small gain as a result of the disposition of Connectria.

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

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

Critical Accounting Policies and Significant Estimates

     The significant accounting policies are outlined within Note 1 to the Consolidated Financial Statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment and involve complex estimation:

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

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At December 31, 2003, the allowance for doubtful accounts was $2.8 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts. During the year ended December 31, 2003 the Company wrote off a long term receivable of $2.8 million, as the Company entered into a settlement agreement with this customer whereby no further proceeds on the receivable would be realized by the Company.

Revenue Recognition

     We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," SOP 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts," the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," SAB No. 104, "Revenue Recognition," and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

     We generally provide services with our supply agreements, that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using the percentage of completion method of contract accounting.

License Fees and Professional Services

     Our supply agreements generally include multiple products and services, or "elements." We use the residual method to recognize revenue when a supply agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales, or renewal terms of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee, which relates to the license and implementation services, is recognized as revenue on a percentage of completion basis. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established.

     We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

     We are engaged on a continuous basis in the production and delivery of software under contractual agreements. As a result we have developed a history of being able to estimate costs to complete and the extent of progress toward completion of contracts, which supports the use of the percentage of completion method of contract accounting.

     Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected man-days of completing the contract derived from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

Maintenance Revenue

     Generally, maintenance is initially sold as an element of a master supply arrangement, with subsequent annual renewals, and is priced as a percentage of new software license fees. Maintenance revenue is recognized ratably over the term of the maintenance period, which typically is one year. Maintenance and support revenue includes software license updates that provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services also include Internet and telephone access to technical support personnel.

     Historically,   we  have  provided  a  warranty  phase  during  the  supply agreement. Services provided during this warranty phase include elements of maintenance and support. As a result we, defer a portion of the supply agreement fee, based on Vendor Specific Objective Evidence of the value of these services, and recognize the deferred amount as revenue over the warranty period.

Third party products and services

     Revenue from sales of third party products and services is recognized on delivery of the products. Services are recognized on a percentage-complete basis.

     When software licenses are sold incorporating third-party products or sold with third-party products , we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

     On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases we ultimately manage the engagement.

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

Warranty

     The Company warrants to its customers that its software will be in substantial conformance with its specifications.

Indemnification

     The Company typically includes indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements that may arise through the normal use or proper possession of the Company's software. To date the Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no amounts have been accrued for such potential indemnification obligations.

Results of Operations

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

                                                                   Years ended December 31,
                                                          2003               2002               2001
                                                    ---------------    ---------------    ---------------
                                                                        (In thousands)
 Revenue:
    Software and services.....................      $   28,932            $  24,676        $    31,578
    Maintenance and support...................          13,976               11,055             10,910
    Third party products and services ........           4,477                2,480              2,453
                                                    ---------------    ---------------    ---------------
                                                        47,385               38,211             44,941
 Direct costs.................................          23,363               17,019             21,047
                                                    ---------------    ---------------    ---------------
 Gross profit.................................          24,022               21,192             23,894
                                                    ---------------    ---------------    ---------------
 Operating expenses:
    Research and development..................           5,513                5,506              7,258
    Sales and marketing.......................          10,497               12,382             10,859
    General and administrative................           6,551                6,237              6,075
    Restructuring charge......................              --                   --              6,106
    Amortization and provision for valuation
      of intangible assets....................              --                   --              1,824
    Strategic expenses........................           1,275                   --                 --
    Provision for doubtful accounts...........           3,070                   --              2,938
                                                    ---------------    ---------------    ---------------
                                                        26,906               24,125             35,060

 Operating loss...............................          (2,884)              (2,933)           (11,166)
 Valuation allowance on investments...........              --                   --             (2,750)
 Other (expense) income.......................            (307)                 273                177
                                                    ---------------    ---------------    ---------------
 Loss from continuing operations before tax
 provision....................................          (3,191)              (2,660)           (13,739)

 (Provision for) recovery of income taxes
 from continuing operations...................            (452)                 613                499
                                                    ---------------    ---------------    ---------------
 Loss for continuing operations                         (3,643)              (2,047)           (13,240)
                                                    ---------------    ---------------    ---------------
 Income (loss) from discontinued operations                 --                  121               (653)
                                                    ---------------    ---------------    ---------------
 Net loss for the year........................      $   (3,643)           $  (1,926)       $   (13,893)
                                                    ===============    ===============    ===============

     The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.


                                                                   Years ended December 31,
                                                          2003               2002               2001
                                                    ---------------    ---------------    ---------------
Revenue:
   Software and services.....................            61.1%              64.6%              70.3%
   Maintenance and support.....................          29.5               28.9               24.2
   Third party products and services...........           9.4                6.5                5.5
                                                    ---------------    ---------------    ---------------
                                                        100.0              100.0              100.0

Direct costs...................................          49.3               44.5               46.8
                                                    ---------------    ---------------    ---------------
Gross profit...................................          50.7               55.5               53.2
                                                    ---------------    ---------------    ---------------
Operating expenses:
   Research and development....................          11.6               14.4               16.1
   Sales and marketing.........................          22.2               32.4               24.2
   General and administrative..................          13.8               16.3               13.5
   Restructuring charge........................            --                 --               13.6
   Amortization and provision for valuation of
      intangible assets........................            --                 --                4.1
   Strategic expenses..........................           2.7                 --                 --
   Provision for doubtful accounts.............           6.5                 --                6.5
                                                    ---------------    ---------------    ---------------
                                                         56.8               63.1               78.0
                                                    ---------------    ---------------    ---------------
Operating loss.................................          (6.1)              (7.6)             (24.8)
Valuation allowance on investments.............            --                 --               (6.1)
Other (expense) income.........................          (0.6)               0.7                0.4
                                                    ---------------    ---------------    ---------------
Loss from continuing operations before tax
provision ........                                       (6.7)              (6.9)             (30.5)

(Provision for) recovery of income taxes from
continuing operations..........................          (1.0)               1.6                1.1
                                                    ---------------    ---------------    ---------------
Loss from continuing operations................          (7.7)              (5.3)             (29.4)
Income (loss) from discontinued operations.....            --                0.3               (1.4)
                                                    ---------------    ---------------    ---------------
Net loss for the year..........................          (7.7)%             (5.0)%            (30.8)%
                                                    ===============    ===============    ===============


Year ended December 31, 2003 Compared to the Year ended December 31, 2002

     Revenue. Revenue increased by $9.2 million (24.0%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase was primarily due to increased software and services revenue, and maintenance and support revenue.

     Software and services revenue increased by $4.3 million (17.2%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in revenue was attributable to several significant contracts the Company has entered into, representing increased success in the core markets the Company serves. These contracts continue to generate significant revenue for the Company. The Company expects that these contracts will continue to make up a significant portion of revenues over the next few quarters. "See Forward-Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenue was $14.0 million for the year ended December 31, 2003, compared to $11.1 million for the year ended December 31, 2002, an increase of 26.4%. The Company believes maintenance and support revenue will continue to increase as the Company's installed customer base increases. See "Forward-Looking Statements." The primary reason for the increase in maintenance and support revenue during 2003 was that two of the Company's significant implementation contracts entered the maintenance and support phases of their agreements during the year.

Year ended December 31, 2003 Compared to the Year ended December 31, 2002 (continued)


     Third party products and services revenue increased by $2.0 million (80.5%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin which is being recognized on a gross basis, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the year ended December 31, 2003 approximately $1.8 million of these services were provided, as compared to $0.1 million for the year ended December 31, 2002. See "Forward Looking Statements."

     Direct Costs. Direct costs were 49.3% of revenue for the year ended December 31, 2003, compared to 44.5% for the year ended December 31, 2002. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The increase in direct costs as a percentage of revenue occurred primarily due to the Company's agreement to supply a large amount of third-party services at no margin, in connection with one particular contract. The relative weakness of the United States dollar also contributed to the cost increase as the majority of direct costs are incurred in Canadian dollars. As a result, direct costs as a percentage of revenue increased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 50.7% of revenue for the year ended December 31, 2002, compared to 55.5% for the year ended December 31, 2002. The decrease in gross margins as a percentage of revenue related primarily to an agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During the current year the Company recognized approximately $1.8 million in third party revenues and costs related to this project. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current period, subject to the level of third party services actually provided. See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $5.5 million, or 11.6% of revenue, for the year ended December 31, 2003, compared to $5.5 million, or 14.4% of revenue, for the year ended December 31, 2002. The decrease in research and development expenses as a percentage of revenue was a result of stable research and development expenses incurred during a period of revenue growth. The Company also utilized research and development personnel on revenue producing projects in 2003, and corresponding portions of the associated salary costs for these staff are reflected as direct costs as opposed to research and development expenses. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. In addition, the Company expects to increase its research and development expenditures during 2004. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $10.5 million or 22.2% of revenue for the year ended December 31, 2003 and $12.4 million or 32.4% of revenue for the year ended December 31, 2002. Total sales and marketing expenses represents a decrease of approximately $1.9 million as compared to the same period of 2002. The decrease in expenditures in 2003 was due to an decrease in commission costs relating to contracts entered into during 2002 that did not reoccur in 2003. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $6.6 million, or 13.8% of revenue, for the year ended December 31, 2003 and $6.2 million, or 16.3% of revenue, for the year ended December 31, 2002. General and administrative expenses remained relatively consistent with the comparative period as a result of a cost control effort initiated by the Company, offset by increased legal costs incurred during 2003. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

Year ended December 31, 2003 Compared to the Year ended December 31, 2002 (continued)

     Provision for Doubtful Accounts. During the year ended December 31, 2003 the Company determined that an additional allowance of approximately $3.1 million was required primarily due to a settlement agreement being reached in the legal action against Citizens Communications. This settlement did not result in the Company realizing any proceeds on its $2.8 million long term receivable from Citizens Communications, and as a result the Company has written off the entire amount during the year ended December 31, 2003. The remaining provision resulted from significant uncertainty surrounding collection of one further specific account. The Company intends to vigorously pursue collection of accounts where no settlement agreements have been reached; however due to uncertainty with regard to ultimate collection, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due. During the year ended December 31, 2002 the Company recovered approximately $0.6 million from a previously allowed for doubtful accounts. Also during the year ended December 31, 2002 the Company determined that an additional allowance of approximately $0.6 million was required due to significant uncertainty surrounding collection of a specific account. The net result is that there was no charge recorded in the provision for doubtful accounts for the year ended December 31, 2002.

     Strategic expenses. Strategic expenses were approximately $1.3 million, or 2.7% of revenue, for the year ended December 31, 2003. The Company did not incur any strategic expenses in the year ended December 31, 2002. Strategic expenses consisted of professional fees associated with investigating potential corporate transactions that the Company considered during 2003. The Company expects it will consider additional strategic opportunities and expects to incur additional strategic expenses; however, the Company cannot predict the amount of the strategic expenses or whether the Company will be successful in negotiating a successful transaction. See "Forward-Looking Statements."

     Other expense (income). Other expense was $0.3 million for the year ended December 31, 2003, compared to $(0.3) million for the year ended December 31, 2002. Substantially all of other expense (income) related to interest income on cash and short-term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

     Income Taxes. The Company provided for income taxes on losses for the year ended December 31, 2003. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates. Since the Company incurred a loss during the period and it is not more likely than not that the Company will be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2003.

     Income (loss) from Discontinued Operations. During the year ended December 31, 2002 the Company divested itself of its Hosting and IT services subsidiary Connectria Corporation ("Connectria"). As a result, Connectria's results of operations have been presented as Discontinued Operations. There was no effect on income from Discontinued Operations during the year ended December 31, 2003. Income from Discontinued Operations for the year ended December 31, 2002 was $121,000. Going forward, the Company expects no further financial statement impact from this disposition.


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

     Software and services revenue decreased by $6.9 million (21.9%) for the year ended December 31, 2002, compared to the year ended December 31, 2001. The Company believes its software and service revenue was adversely impacted by an increase in time taken for the decision-making cycle regarding the purchase of software, and reduction of capital expenditures by customers. This delay and reduction in expenditure caused fewer contracts to be worked on by the Company in the year ended December 31, 2002 as compared to the year ended December 31, 2001 and as a result caused a reduction in revenue.

     Maintenance and support revenue was $11.1 million for the year ended December 31, 2002, compared to $10.9 million for the year ended December 31, 2001, an increase of 1.3%. Maintenance and support revenue increased primarily due to the increase in the Company's installed customer base.

Year ended December 31, 2002 Compared to the Year ended December 31, 2001 (continued)

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

     Gross Margins. Gross margins were 55.5% of revenue for the year ended December 31, 2002, compared to 53.2% for the year ended December 31, 2001. The increase in gross margin as a percentage of revenue related primarily to the increased efficiencies for the installations of Advantex r7.

     Research and Development. Research and development expenses were $5.5 million, or 14.4% of revenue, for the year ended December 31, 2002, compared to $7.3 million, or 16.2% of revenue, for the year ended December 31, 2001. The decrease in research and development expenses in 2002 is a result of research and development personnel being utililized on revenue producing projects in 2002, and corresponding portions of the associated salary costs for these staff being reflected as direct costs as opposed to research and development. The decrease is also the result of the Company's restructuring efforts, and the completion of a major development project in the first quarter of 2001.

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

     Amortization and Provision for Valuation of Intangible Assets. The Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and other Intangible Assets" on a prospective basis at the beginning of fiscal 2002. As the Company had taken a full valuation allowance against the remaining value of intangible assets during the year ended December 31, 2001, Adoption of SFAS 142 on a prospective basis did not have a significant impact on the Company's financial statements. Amortization and impairment charges for intangible assets for the year ended December 31, 2001 were $1.8 million. The charge was a result of a determination by the Company that an impairment in the value of the Goodwill acquired on the acquisition of Alliance Systems Inc. had occurred during the year ended, December 31, 2001 due to poor historical and forecasted performance in the acquired company's business. The impact of not amortizing goodwill on net (loss) income and net (loss) income per share for 2001 is provided in Note 1 to the Consolidated Financial Statements.

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

Year ended December 31, 2002 Compared to the Year ended December 31, 2001 (continued)


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

     Income Taxes. The Company provided for recovery of income taxes on losses for the year ended December 31, 2002 at the rate of 23.0%, after adjusting for the amortization and impairment of intangible assets. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, US, and other foreign jurisdictions' tax rates. Since the Company has incurred a loss during the period and it was not more likely than not that the Company would be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2002.

     Income (loss) from Discontinued Operations. During the year ended December 31, 2002 the Company divested itself of its Hosting and IT services subsidiary Connectria Corporation ("Connectria"). As a result, Connectria's results of operations for the current and comparative periods have been presented as Discontinued Operations. Income from Discontinued Operations for the year ended December 31, 2002 was $121,000 as compared to a loss of $(653,000) for the year ended December 31, 2001. The increase in the income from discontinued operations was due to strict cost control efforts implemented at Connectria in 2002, and the completion of the disposal of Connectria during the third quarter of 2002. Going forward, the Company expects no further financial statement impact from this disposition.

Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2003, the Company had cash and cash equivalents of $15.8 million (2002 - $11.0 million) and working capital of $8.6 million (2002 - $8.3 million).

     Cash provided by (used in) operating activities was $7.4 million, $2.3 million and $3.2 million, respectively, for the years ended December 31, 2003, 2002 and 2001. The $7.4 million of cash provided by operating activities in 2003 was comprised of $3.6 million net loss, non-cash charges of $5.6 million, and $5.4 million of changes to non-cash working capital items. The changes to working capital items include a $1.9 million increase in trade receivables, a $2.2 million decrease in unbilled receivables, a $0.3 million increase in prepaid expenses and other assets, a $1.4 million increase in accounts payable and accrued liabilities, a $0.3 million increase in taxes payable and a $3.7 million increase in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project and has not completed specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

     The Company maintains as at December 31, 2003 a provision of $2.8 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

     Cash used in financing activities was $1.7 million, $1.7 million and $1.6 million, respectively, during the years ended December 31, 2003, 2002 and 2001. The cash used in financing activities in 2003 comprised $1.8 million in repayments of capital leases offset by $0.1 million from the issuance of common shares.

     Cash used in investing activities was $0.9 million, $2.2 million, and $0.9 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Total investing activity in 2003 primarily consisted of $0.9 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities, and to support the growth of the Company's corporate information systems.

Year ended December 31, 2002 Compared to the Year ended December 31, 2001 (continued)

     Existing sources of liquidity at December 31, 2003 include $15.8 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 2003, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At December 31, 2003, the Company was not using this line of credit, other than to secure performance guarantees.

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

     The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. See "Forward Looking Statements". As at December 31, 2003 the Company had the following contractual obligations and commercial commitments:

---------------------------------------------------------------------------------------------------
Contractual Obligations                             Payments Due by Period
---------------------------------------------------------------------------------------------------
                         Total        Less Than One     1-3 Years        4-5 Years      After 5
                                      Year                                              Years
---------------------------------------------------------------------------------------------------
  Capital Lease        $2,376,504      $1,345,399       $1,031,105              -             -
   Obligations
---------------------------------------------------------------------------------------------------
  Operating Leases     $6,730,801      $1,954,669       $2,438,876     $2,337,256             -
---------------------------------------------------------------------------------------------------
 Total Contractual     $9,107,305      $3,300,068       $3,469,981     $2,337,256             -
    Obligations
---------------------------------------------------------------------------------------------------

     The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven year period. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. As at December 31, 2003 the Company has generated an estimated $175,000 of credits relating to this obligation. The Company's obligation may increase as a result of contract expansions.

     In addition to these commercial commitments the Company has also provided, letters of credit in the amounts of CAD $810,000 (USD $625,644) expiring April 4, 2004, and CAD $1,864,568 (USD $1,440,192) expiring October 1, 2004. The
Company has pledged an amount equal to the letters of credit as guarantees against its operating line of credit as security.

Derivative Financial Instruments

     The Company generates a significant portion of its sales from customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidiary and are typically denominated in either U.S. dollars or Euros. The Company also incurs a significant portion of expenses outside the United States, principally in Canada and Europe, which are typically denominated in Canadian dollars, Euros or British pounds. The Company's international business

Year ended December 31, 2002 Compared to the Year ended December 31, 2001 (continued)


is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading purposes, and does not expect gains or losses on these contracts to have a material impact on the Company's financial results.

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31, 2003, and 2002 the Company had no foreign currency forward contracts outstanding.

Off-Balance Sheet Transactions

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

     We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S. dollars, the functional currency of our domestic operations and the currency in which we report our financial statements. We also conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound and Euro.

     We are exposed to foreign exchange fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. All translation gains and losses are included in the determination of net income
(loss). As exchange rates vary, these results when translated may impact our overall expected financial results. We also have exposure to foreign currency rate fluctuations when we translate cash from one currency into another to fund operational requirements. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

     We have evaluated our exposure to foreign currency risk and have determined that while we have a degree of exposure to the Euro and British pound, our most significant operating exposure to foreign currencies at this time is to the Canadian dollar. The strengthening of the Canadian dollar has negatively affected our operating results.

     As of December 31, 2003, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $3.5 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars

     At December 31, 2003 and December 31, 2002, we had no outstanding currency forward exchange contracts, and during the years ended December 31, 2003, and December 31, 2002 we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for the years ended December 31, 2003 or December 31, 2002.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the security of principal. Among other selection criteria, the investment policy states that the term to maturity of investments cannot exceed one year in length. We invest our cash in a variety of short-term financial instruments, including government bonds, commercial paper and money market instruments. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. These investments are typically denominated in U.S. dollars. Cash balances in foreign currencies are operating balances and are only invested in demand or short-term deposits of the local operating bank. We do not use derivative financial instruments in our investment portfolio.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

     While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of December 31, 2003, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

     The Company does not have any material exposure to commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies.


Item 8:  Financial Statements and Supplementary Data

     The financial statements listed under the heading "(a)1. Consolidated Financial Statements" of Item 15 herein, are included immediately following this page.

Independent Auditors' Report


To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.


We have audited the accompanying consolidated balance sheets of MDSI Mobile Data Solutions Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On March 25, 2004, we reported separately to the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc. on consolidated financial statements for the same periods audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
March 25, 2004

                         MDSI MOBILE DATA SOLUTIONS INC.
                           Consolidated Balance Sheets
                      (Expressed in United States dollars)

                                                                                                As at December 31,
                                                                                          --------------------------------
                                                                                                2003             2002
                                                                                          ---------------   --------------
Assets
Current assets
  Cash and cash equivalents                                                                $ 15,827,043       $ 11,016,945
  Accounts receivable, net
     Trade (net of allowance for doubtful accounts of $2,792,415 ; 2002 - $2,506,614)         8,610,846          6,705,088
     Unbilled                                                                                 2,446,271          4,675,112
  Prepaid expenses and other assets                                                           1,838,425          1,552,236
                                                                                          ---------------   --------------
  Total current assets                                                                       28,722,585         23,949,381

Capital assets, net (note 3)                                                                  7,990,457          9,798,087

Long term receivable (note 7(c))                                                                      -          2,749,860
Deferred income taxes (note 5)                                                                  357,628            533,628
                                                                                          ---------------   --------------
Total assets                                                                               $ 37,070,670       $ 37,030,956
                                                                                          ===============   ==============

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                                         $  1,786,665       $  1,777,465
  Accrued liabilities (note 11)                                                               4,677,980          3,300,113
  Income taxes payable                                                                          917,183            602,717
  Deferred revenue                                                                           11,560,446          7,899,034
  Current obligations under capital lease (note
  7(a))                                                                                       1,204,269          2,073,906
                                                                                          ---------------   --------------
  Total current  liabilities                                                                 20,146,543         15,653,235

Obligations under capital leases (note 7(a))                                                    982,016          1,913,538
                                                                                          ---------------   --------------
Total liabilities                                                                            21,128,559         17,566,773
                                                                                          ---------------   --------------
Stockholders' equity
  Common stock (note 4)
    Authorized:
      Unlimited common shares with no par value
  Issued:  8,218,118 shares; 2002: 8,176,431 shares                                          44,329,182         44,208,511
  Additional paid-up capital                                                                  2,222,128          2,222,128
  Accumulated other comprehensive loss                                                         (690,104)          (690,104)
  Deficit                                                                                   (29,919,095)       (26,276,352)
                                                                                          ---------------   --------------
                                                                                             15,942,111         19,464,183
                                                                                          ---------------   --------------
Total liabilities and stockholders' equity                                                 $ 37,070,670       $ 37,030,956
                                                                                          ===============   ==============


Commitments and contingencies (note 7)



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Operations
                      (Expressed in United States dollars)



                                                                                     Years ended December 31,
                                                                -----------------------------------------------------------
                                                                      2003                   2002                2001
                                                                ----------------       ----------------    ----------------
Revenue
    Software and services                                        $  28,931,932          $  24,676,534       $  31,577,795
    Maintenance and support                                         13,976,154             11,054,550          10,909,906
    Third party products and services                                4,476,503              2,480,368           2,453,137
                                                                ----------------       ----------------    ----------------
                                                                    47,384,589             38,211,452          44,940,838
                                                                ----------------       ----------------    ----------------
Direct costs                                                        23,362,608             17,019,346          21,047,146
                                                                ----------------       ----------------    ----------------
Gross profit                                                        24,021,981             21,192,106          23,893,692
                                                                ----------------       ----------------    ----------------
Operating expenses
    Research and development                                         5,512,706              5,505,810           7,258,396
    Sales and marketing                                             10,496,644             12,381,679          10,858,596
    General and administrative                                       6,551,205              6,237,194           6,075,396
    Restructuring charge (note 11)                                           -                      -           6,105,927
    Amortization and provision
     for valuation of intangible assets (note 1(h))                          -                      -           1,824,058
    Strategic expenses (note 12)                                     1,275,120                      -                   -
    Provision for doubtful accounts                                  3,069,860                      -           2,938,195
                                                                ----------------       ----------------    ----------------
                                                                    26,905,535             24,124,683          35,060,568
                                                                ----------------       ----------------    ----------------
Operating loss                                                      (2,883,554)            (2,932,577)        (11,166,876)

Valuation allowance on investments (note 1(k))                               -                      -          (2,749,992)
Other (expense) income                                                (307,404)               272,988             177,200
                                                                ----------------       ----------------    ----------------
Loss from continuing operations before tax provision                (3,190,958)            (2,659,589)        (13,739,668)

(Provision for) recovery of income taxes from continuing
continuing operations (note 5)                                        (451,785)               612,952             499,715
                                                                ----------------       ----------------    ----------------
Loss from continuing operations                                     (3,642,743)            (2,046,637)        (13,239,953)

Income (loss) from discontinued operations (note 2)                          -                121,031            (653,165)
                                                                ----------------       ----------------    ----------------
Net loss for the year                                              ($3,642,743)           ($1,925,606)       ($13,893,118)
                                                                ================       ================    ================
Loss per common share
    Loss from continuing operations
     Basic                                                              ($0.44)                ($0.24)             ($1.54)
                                                                ================       ================    ================
     Diluted                                                            ($0.44)                ($0.24)             ($1.54)
                                                                ================       ================    ================
    Net loss
     Basic                                                              ($0.44)                ($0.23)             ($1.61)
                                                                ================       ================    ================
     Diluted                                                            ($0.44)                ($0.23)             ($1.61)
                                                                ================       ================    ================



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Consolidated Statements of Stockholders' Equity
                      (Expressed in United States dollars)




                                                                                      Accumulated
                                     Common Stock           Additional                   Other
                              ---------------------------      Paid       Treasury    Comprehensive
                                 Shares          Amount     Up Capital     Stock          Loss          Deficit          Total
                              -----------    -------------  -----------  -----------  -------------  -------------   --------------
Balance, December 31, 2000     8,612,453     $48,416,502       220,700     (85,043)     (690,104)     (10,457,628)     37,404,427

 Issued on exercise of
 stock options                    63,567         102,558             -           -             -                -         102,558
 Stock based compensation
 charge                                -               -       301,921           -             -                -         301,921
 Net loss for the year                 -               -             -           -             -      (13,893,118)    (13,893,118)
                              -----------    -------------  -----------  -----------  -------------  -------------   --------------
Balance, December 31, 2001     8,676,020     $48,519,060     $ 522,621    $(85,043)    $(690,104)    $(24,350,746)    $23,915,788

 Issued on exercise of
 stock options                   253,181          65,366             -           -             -                -          65,366
 Issued under stock
 purchase plan (Note 4(b))        85,405         212,614             -           -             -                -         212,614
 Redemption of shares
 during year on
 divestiture of                 (824,700)     (4,515,766)    1,711,787           -             -                -      (2,803,979)
 subsidiary (Note 2)
 Redemption of treasury
 shares                          (13,475)        (72,763)      (12,280)     85,043             -                -               -
 Net loss for the year                 -               -             -           -             -       (1,925,606)     (1,925,606)
                              -----------    -------------  -----------  -----------  -------------  -------------   --------------
Balance, December 31, 2002     8,176,431     $44,208,511    $2,222,128     $     -     $(690,104)    $(26,276,352)    $19,464,183

 Issued on exercise of
 stock options                     4,312          14,312                                                                   14,312
 Issued under stock
 purchase plan (Note 4(b))        37,375         106,359                                                                  106,359
 Net loss for the year                                                                                 (3,642,743)     (3,642,743)
                              -----------    -------------  -----------  -----------  -------------  -------------   --------------
Balance, December 31, 2003     8,218,118     $44,329,182    $2,222,128     $     -     $(690,104)    $(29,919,095)    $15,942,111
                              ===========    =============  ===========  ===========  =============  =============   ==============



         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)



                                                                                           Years ended December 31,
                                                                        -----------------------------------------------------------
                                                                              2003                   2002                2001
                                                                        ----------------       ----------------    ----------------
Cash flows from operating activities
  Net loss from continuing operations for the year                        $(3,642,743)           $(2,046,637)       $(13,239,953)
  Items not affecting cash:
   Depreciation, amortization and provision for valuation of                2,726,208              2,706,987           4,502,772
   intangible assets
   Write down in value of surplus capital assets                                    -                      -             563,780
   Write down in value of long term receivable                              2,749,860                      -                   -
   Valuation allowance on investments                                               -                      -           2,749,992
   Deferred income taxes                                                      176,000               (183,659)              4,370
   Stock based compensation charge                                                  -                      -             301,921
   Changes in non-cash operating working capital items (Note 9)             5,399,839              1,828,619           8,322,809
                                                                        ----------------       ----------------    ----------------
  Net cash provided by  operating activities                                7,409,164              2,305,310           3,205,691
                                                                        ----------------       ----------------    ----------------
Cash flows from financing activities
  Issuance of common shares                                                   120,671                277,981             102,558
  Repayment of capital leases                                              (1,801,159)            (1,989,664)         (1,727,326)
                                                                        ----------------       ----------------    ----------------
  Net cash used in financing activities                                    (1,680,488)            (1,711,683)         (1,624,768)
                                                                        ----------------       ----------------    ----------------
Cash flows from investing activities
  Repayment of lease receivable                                                     -                      -             133,724
  Proceeds on sale of investments                                                   -                      -             331,458
  Acquisition of capital assets                                              (918,578)            (2,178,732)         (1,346,279)
                                                                        ----------------       ----------------    ----------------
  Net cash used in investing activities                                      (918,578)            (2,178,732)           (881,097)
                                                                        ----------------       ----------------    ----------------
Net cash provided by (used in)  continuing operations                       4,810,098             (1,585,105)            699,826

Net cash used in discontinued operations (note 2)                                   -               (574,030)           (388,727)
                                                                        ----------------       ----------------    ----------------
Net cash inflow (outflow)                                                   4,810,098             (2,159,135)            311,099

Cash and cash equivalents, beginning of year                               11,016,945             13,176,080          12,864,981
                                                                        ----------------       ----------------    ----------------
Cash and cash equivalents, end of year                                   $ 15,827,043           $ 11,016,945        $ 13,176,080
                                                                        ================       ================    ================
Supplemental disclosure of cash flow information
        Cash payments for interest                                       $    300,686           $    174,619        $    387,773
                                                                        ================       ================    ================
        Cash payment (refund) for taxes                                  $    415,251           $ (1,320,664)       $    326,694
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

     During the year ended December 31, 2002 the Company entered into two capital lease arrangements for the gross amount of $2,922,078 (2001 - $881,195) for newly purchased capital assets. As a result of these arrangements the Company did not incur cash outlays to purchase these assets but will pay lease obligations with interest accruing at interest rates of up to 9.5% over terms of up to three years. Since these asset purchases in 2002 are non cash transactions, the gross amount of the leases have been excluded from both the Acquisition of Capital Assets and Proceeds from Capital Leases line items.


         See accompanying notes to the consolidated financial statements

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting policies:

     (a)  Basis of presentation

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and are presented in the Company's functional currency, the United States dollars. All intercompany balances and transactions have been eliminated.

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

     (d)  Revenue recognition

          We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain
          Transactions," SOP 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts," the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," SAB No. 104, "Revenue Recognition," and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

          We generally provide services with our supply agreements, that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using the percentage of completion method of contract accounting.

          License Fees and Professional Services

          Our supply agreements generally include multiple products and services, or "elements." We use the residual method to recognize revenue when a supply agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales, or

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES

     (d)  Revenue recognition (continued)

          renewal terms of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee, which relates to the license and implementation services, is recognized as revenue on a percentage of completion basis. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established.

          We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

          We are engaged on a continuous basis in the production and delivery of software under contractual agreements. As a result we have developed a history of being able to estimate costs to complete and the extent of progress toward completion of contracts, which supports the use of the percentage of completion method of contract accounting.

          Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected man-days of completing the contract derived from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

          Maintenance Revenue

          Generally, maintenance is initially sold as an element of a master supply arrangement, with subsequent annual renewals, and is priced as a percentage of new software license fees. Maintenance revenue is recognized ratably over the term of the maintenance period, which typically is one year. Maintenance and support revenue includes software license updates that provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services also include Internet and telephone access to technical support personnel.

          Historically, we have provided a warranty phase during the supply agreement. Services provided during this warranty phase include elements of maintenance and support. As a result we, defer a portion of the supply agreement fee, based on Vendor Specific Objective Evidence of the value of these services, and recognize the deferred amount as revenue over the warranty period.

          Third party products and services

          Revenue from sales of third party  products and services is recognized
          on  delivery  of  the   products.   Services  are   recognized   on  a
          percentage-complete basis.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES

     (d)  Revenue recognition (continued)

          When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

          On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases, the we ultimately manage the engagement.

          Warranty

          The Company warrants to its customers that its software will be in substantial conformance with its specifications.

     (e)  Deferred Revenue

          Deferred revenue is comprised of deferrals for software and service fees, and maintenance and support fees. The principal components of deferred revenue at December 31, 2003 and 2002 were as follows

                                              2003                   2002
                                        ----------------       ----------------
          Software and services            $ 7,313,279             $3,890,260

          Maintenance and support            4,247,167              4,008,774
                                        ----------------       ----------------
          Total Deferred Revenue           $11,560,446             $7,899,034
                                        ================       ================

     (f)  Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are comprised of billed and unbilled receivables arising from recognized or deferred revenues. Receivables related to specific deferred revenues are offset for balance sheet presentation. The Company's receivables are unsecured.

          The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Capital assets

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

     (h)  Intangible Assets

          Intangible assets previously consisted of goodwill arising on the acquisition of Alliance Systems Inc., and the purchase of a commercial web-site domain name and were previously amortized on a straight line basis over ten and five years respectively. All intangible assets were written off during the year ended December 31, 2001 .

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

          The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2002. Net loss and net loss per share adjusted to exclude goodwill and other intangible assets that would not have been subject to amortization for 2003, 2002 and 2001 are as follows:

                                                                                    Year ended December 31,
                                                          ---------------------------------------------------------
                                                                 2003                2002                 2001
                                                          -----------------   -----------------    ----------------
          Net loss for the year                             $  (3,642,743)      $  (1,925,606)      $  (13,893,118)
          Adjustments
               Amortization of goodwill                                 -                   -              989,693
               Amortization of other intangible assets                  -                   -               22,000
                                                          -----------------   -----------------    ----------------
          Adjusted net loss                                 $  (3,642,743)      $  (1,925,606)       $ (14,904,811)
                                                          =================   =================    ================
          Basic and diluted net loss per share, as
            reported                                        $       (0.44)      $       (0.23)       $       (1.61)
          Basic and diluted net loss per share, as
            adjusted                                        $       (0.44)      $       (0.23)       $       (1.73)

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (i)  Foreign exchange

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

     (j)  Income taxes

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

     (k)  Investments

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

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (l)  Loss per common share

          Basic  earnings  (loss) per share is computed  by dividing  net income
          (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents in the weighted average number of common shares outstanding for a period, if dilutive. Common equivalent shares consist of incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

          A reconciliation of net (loss) per common share from continuing operations and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2003, 2002 and 2001 is as follows:


                                                          Net Loss                                    Loss Per Share
                                                       from Continuing              Shares           from continuing
                                                   Operations (Numerator)        (Denominator)          operations
                                                  -----------------------      ----------------      -------------------
             2003
             Basic                                    $  (3,642,743)               8,200,676              $   (0.44)
             Effect of stock options                              -                        -                      -
                                                  -----------------------      ----------------      -------------------
             Diluted                                  $  (3,642,743)               8,200,676              $   (0.44)
                                                  =======================      ================      ===================
             2002
             Basic                                    $  (2,046,637)               8,480,866              $   (0.24)
             Effect of stock options                              -                        -                      -
                                                  -----------------------      ----------------      -------------------
             Diluted                                  $  (2,046,637)               8,480,866              $   (0.24)
                                                  =======================      ================      ===================
             2001
             Basic                                    $ (13,239,953)               8,623,296              $   (1.54)
             Effect of stock options                              -                        -                      -
                                                  -----------------------      ----------------      -------------------
             Diluted                                  $ (13,239,953)               8,623,296              $   (1.54)
                                                  =======================      ================      ===================

          Options to purchase  1,191,248,  1,291,181,  and  2,056,361  shares of common stock were outstanding as at December 31, 2003, 2002 and 2001 respectively, but were not included in the computation of diluted EPS because of the net loss in fiscal 2003, 2002 and 2001, and therefore, their effect would be antidilutive.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (m)  Use of estimates

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

     (n)  Derivatives

          From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. As at December 31, 2003 and December 31, 2002 the Company had no forward transactions open.

     (o)  Stock-based compensation

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

                                                                      2003                2002                2001
                                                                 --------------      --------------      --------------
          Net loss for the year                                   $(5,209,143)        $(4,607,505)        $(17,847,308)
                                                                 --------------      --------------      --------------
          Basic and fully diluted loss per common share           $     (0.64)        $     (0.54)        $      (2.07)
                                                                 ==============      ==============      ==============

          Using the fair value method for stock-based compensation, additional compensation costs of approximately $1,566,400 would have been recorded for the year ended December 31, 2003 (2002 - $2,681,899 and 2001 - $3,954,190 respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years (2002 - 4 years; 2001 - 3 years), average life of the option of 5 years (2002 - 5 years; 2001 5 years) a weighted average annualized volatility of the Company's share price of 47% (2002 - 73% and 2001 - 96% respectively) and a weighted average annualized risk free interest rate at 1.1% (2002 2.7% and 2001 - 3.7% respectively).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (p)  Comprehensive income

          The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company had no source of other comprehensive income for the years ended December 31, 2003, 2002 or 2001. Tax effects of other comprehensive income or loss are not considered material for any period.

     (q)  Segmented information

          SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," established new standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. In accordance with SFAS 131 the Company has determined that it has one reportable segment, Field Service and has reported in accordance with SFAS 131 in note 8.

     (r)  Accounting for derivative instruments and hedging activities

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

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (s)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

     (t)  Recent accounting pronouncements

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

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (t)  Recent accounting pronouncements (continued)

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


2.   DISCONTINUED OPERATIONS

     Connectria Corporation

     In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria's option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. The loan was repaid subsequent to December 31, 2003. The Company recognized a gain of $12,419 on the disposal of Connectria. Connectria represented a significant segment of the Company's business.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)



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

     Summarized financial information of the discontinued operations is as follows:

                                                      December 31, 2003        December 31, 2002    December 31, 2001
                                                      -----------------        -----------------    -----------------
      Revenues from discontinued operations
      (after applicable income taxes of $ - nil)        $           -            $   5,058,101        $ 13,414,690

      Income (loss) before income taxes                             -                  108,612            (653,165)
                                                      -----------------        -----------------    -----------------
      Operating income (loss) to measurement date                   -                  108,612            (653,165)
      Estimated income (loss) on disposal
      (net of income taxes of 2002 - $5,322;
      2000 - nil)                                                   -                   12,419                   -
                                                      -----------------        -----------------    -----------------
      Income (loss) from discontinued operations        $           -            $     121,031        $   (653,165)
                                                      =================        =================    =================


      Cash flow of discontinued operations
                                                      December 31, 2003        December 31, 2002    December 31, 2001
                                                      -----------------        -----------------    -----------------
      Operating activities                              $           -            $   2,491,158        $    758,508
      Investing activities                                          -                  (43,775)           (807,710)
      Financing activities                                          -               (3,021,413)           (339,525)
                                                      -----------------        -----------------    -----------------
      Cash used in discontinued operations              $           -            $    (574,030)       $   (388,727)
                                                      =================        =================    =================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


3.   CAPITAL ASSETS

                                                               2003                  2002
                                                         ---------------        ---------------
        Computer hardware and software                    $  16,705,813          $  15,830,618
        Furniture and fixtures                                2,557,303              2,532,807
        Leasehold improvements                                  988,712                918,920
        Vehicles                                                      -                 50,905
                                                         ---------------        ---------------
                                                             20,251,828             19,333,250
        Less:  accumulated amortization                     (12,261,371)            (9,535,163)
                                                         ---------------        ---------------
                                                          $   7,990,457          $   9,798,087
                                                         ===============        ===============

     As at December 31, 2003 the Company has entered into capital lease arrangements for computer hardware in the amount of $3,540,336 (2002 - $7,218,355) and recorded accumulated amortization of $1,280,535 (2002 -$2,489,013) relating to these assets (note 7(a)).

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


4.   STOCKHOLDERS' EQUITY

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


                                                     Connectria Plan          MDSI Plan           Total          Weighted
                                                        Number of             Number of          Number of        Average
                                                         Shares                Shares             Shares           Price
                                                  --------------------------------------------------------------------------
           Outstanding at December 31, 2000              534,246             1,779,698           2,313,944        $  10.32

             Granted                                           -               711,765             711,765            4.18
             Exercised                                   (54,123)               (9,444)            (63,567)           1.61
             Cancelled                                   (52,980)             (852,801)           (905,781)          14.50
                                                  --------------------------------------------------------------------------
           Outstanding at December 31, 2001              427,143             1,629,218           2,056,361        $   6.62

             Granted                                           -               249,000             249,000            3.48
             Exercised                                  (253,077)                 (104)           (253,181)           0.26
             Cancelled                                  (174,066)             (586,933)           (760,999)           7.13
                                                  --------------------------------------------------------------------------
           Outstanding at December 31, 2002                    -             1,291,181           1,291,181            6.96

             Granted                                           -               298,755             298,755            4.31
             Exercised                                         -                (4,312)             (4,312)           3.72
             Cancelled                                         -              (394,376)           (394,376)           8.87
                                                  --------------------------------------------------------------------------
           Outstanding at December 31, 2003                    -             1,191,248           1,191,248        $   5.67
                                                  ==========================================================================

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


4.   STOCKHOLDERS' EQUITY (Continued)

     The following table summarizes information concerning options outstanding at December 31, 2003:


                                            Options Outstanding                Options Exercisable
                                  ----------------------------------------- ---------------------------
                                                  Weighted
                                     Number        Average                     Number
                                   Outstanding    Remaining     Weighted     Exercisable    Weighted
                                      as of      Contractual     Average        as of        Average
             Range of               December         Life       Exercise      December      Exercise
          Exercise Prices           31, 2003       (months)       Price       31, 2003        Price
      --------------------------  -------------- ------------- ------------ -------------- ------------
             $0-$3.95                 483,374        38.7       $  3.45         303,755       $ 3.42
           $4.00-$12.90               443,790        39.6          5.19         318,891         5.35
           $12.95-$28.00              264,084        12.6         13.76         264,084        13.76
                                  -------------- ------------- ------------ -------------- ------------
                                    1,191,248        33.3       $  5.67         886,730       $ 7.19
                                  ============== ============= ============ ============== ============

     At December 31, 2002 and 2001 under the combined MDSI and Connectria option plans, 926,021 and 1,304,959 options were exercisable at a weighted average exercise price of $8.02 and $6.73, respectively.

     (b)  Stock purchase plan

          The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of $10,000 CDN for each employee per year. The subscription price of common shares purchased under the 2002 Stock Purchase Plan is determined based upon a weighted average market price of the Company's common shares each quarter, less 15%. During the year ended December 31, 2003, 37,375 (2002 - 85,405; 2001 - nil) common shares were issued under the Stock Purchase Plan.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)


4.   STOCKHOLDERS' EQUITY (Continued)

     (c)  Shareholder rights plan

          At the Annual General Meeting on May 6, 1999, the Company's shareholders' approved the adoption of a Shareholder Rights Plan, similar to those adopted by other Canadian companies. The Plan had a 5-year term and was subsequently renewed in December 2003 for a further 5-year term. Under the terms of the Plan, rights are attached to the common shares of the Company. These rights become marketable and exercisable only after certain specified events related to the acquisition of, or announcement of an intention to acquire 20% or more of the outstanding common shares of the Company.


5.   INCOME TAXES

     The provision for income taxes consists of the following:


                                                                 2003                   2002                  2001
                                                            --------------        --------------        --------------
     Current:
       Canada                                                $         -           $         -           $         -
       Foreign                                                   275,785              (429,293)             (504,085)
                                                            --------------        --------------        --------------
         Total current provision for (recovery
             of) income taxes from continuing operations         275,785              (429,293)             (504,085)
                                                            --------------        --------------        --------------
     Deferred:
       Canada                                                          -                     -                     -
       Foreign                                                   176,000              (183,659)                4,370
                                                            --------------        --------------        --------------
        Total deferred  (recovery of) provision for
            income taxes from continuing operations              176,000              (183,659)                4,370
                                                            --------------        --------------        --------------
     Provision for (recovery of) income taxes from
             continuing operations                           $   451,785           $  (612,952)          $  (499,715)
                                                            ==============        ===============       ==============


     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the loss from continuing operations before tax provision due to the following:


                                                                 2003                   2002                  2001
                                                            --------------        --------------        --------------
     Statutory tax rate                                             37.6%                39.6%                  44.6%

     Recovery of income taxes from continuing
        operations computed at statutory rate               $ (1,200,438)         $(1,053,197)           $(6,127,892)
     Tax benefits not recognized in the
        period that the benefit arose                          2,409,337              967,215              5,833,010
     Lower effective rate on earnings of foreign
        subsidiaries                                          (1,295,973)            (158,652)            (1,286,297)
     Amortization and write-down of intangible assets
        not deductible for tax                                         -             (393,202)               813,529
     Other                                                       538,859               24,884                267,935
                                                            --------------        --------------        --------------
     Provision for (recovery of) income taxes from
             continuing operations                          $    451,785          $  (612,952)           $  (499,715)
                                                            ==============        ==============        ==============

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)



5.   INCOME TAXES (continued)

     The principal components of the deferred portion of the provision for income taxes are as follows:



                                                                 2003                2002                 2001
                                                           ----------------    ----------------      ----------------
       Depreciation                                          $ (1,961,685)       $ (1,482,694)         $   (807,765)
       Deferred revenue                                           383,204             224,433              (756,867)
       Other                                                    1,754,481           1,074,602             1,569,002
                                                           ----------------    ----------------      ----------------
       Total deferred provision for
         (recovery of) income taxes                          $    176,000        $   (183,659)           $    4,370
                                                           ================    ================      ================

     The approximate tax effect of each type of temporary difference that gave rise to the Company's deferred tax assets are as follows:


                                                                    2003               2002
                                                               --------------    --------------
         Operating loss carry forwards                          $  6,700,056       $ 3,789,394
         Deferred revenue                                            646,642         1,029,846
         Capital assets & intangibles                              4,102,742         2,093,368
         Reserves and accrued expenses                               333,079         2,579,456
         Other                                                       493,398           374,518
                                                               --------------    --------------
                                                                  12,275,917         9,886,582
         Less: Valuation allowance                               (11,918,289)       (9,332,954)
                                                               --------------    --------------
         Net non current deferred tax asset                     $    357,628       $   533,628
                                                               ==============    ===============


     At December 31, 2003, the Company has the following loss carry-forwards available for tax purposes:

          Country                           Amount                Expiry
          -------                           ------                ------
          Canada                          $6,000,000         2005 through 2010
          US                              $13,000,000        2021 through 2023

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)



6.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in these financial statements include advisory fees expensed during the year ended December 31, 2003 of $ nil (2002 - $nil; 2001 - $280,000) paid to companies controlled by two former directors of MDSI.


7.   COMMITMENTS AND CONTINGENCIES

     (a)  Capital and operating leases

          At December  31,  2003,  future  minimum  payments  under  capital and
          non-cancelable   operating   leases  for  office  space  and  computer
          equipment are as follows:


                                                                        Capital             Operating
                                                                         Leases               Leases
                                                                    ----------------    ----------------
          2004                                                        $  1,345,399       $   1,954,669
          2005                                                           1,031,105           1,219,438
          2006                                                                   -           1,219,438
          2007                                                                   -           1,219,438
          2008                                                                   -           1,117,818
          Therafter                                                              -                   -
                                                                    ----------------    ----------------
          Total minimum lease payments                                   2,376,504       $   6,730,801
                                                                                        ================
          Less: amount representing interest                              (190,219)
                                                                    ----------------
          Present value of net minimum lease payments                    2,186,285
          Less: current portion of capital lease obligations            (1,204,269)
                                                                    ----------------
          Long term portion of capital lease obligations              $    982,016
                                                                    ================

          Rent expense for the year ended December 31, 2003 in respect of operating leases for office space was $1,468,887 (2002 - $1,139,352; 2001 - $1,662,337).

     (b)  Line and letters of credit

          The Company has an operating line of credit with a Canadian commercial bank to borrow up to $10,000,000 CDN (2002 - $10,000,000 CDN), which bears interest at prime plus 0.5%. As at December 31, 2003, the Company was not utilizing the operating line of credit.

          The Company has provided, letters of credit in the amounts of CAD $810,000 (USD $625,644) expiring April 4, 2004, and CAD $1,864,568
          (USD $1,440,192) expiring October 1, 2004. The Company has pledged an amount equal to the letters of credit as guarantees against its operating line of credit as security.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)



7.   COMMITMENTS AND CONTINGENCIES (Continued)

     (c)  Contingency

          The Company was involved in a legal dispute with a customer. The Company filed suit against the customer alleging that the customer had breached a series of contracts, and failed to pay sums due of approximately $3.7 million. The suit sought payment of the contract balance, plus other damages, interest and attorneys' fees. The customer filed an answer and counterclaim alleging the Company breached the contracts, entitling the customer to repayment of all sums paid to the Company of approximately $3.5 million. In addition, the customer's counterclaims alleged fraud, negligent misrepresentation, breach of express warranty and breach of implied warranties. The customer sought all actual, special, incidental and consequential damages associated with these claims of approximately $7.2 million in addition to punitive damages, interest and attorneys' fees.

          On February 2, 2004 the customer and the Company settled this lawsuit. Under the settlement agreement each company has fully released and discharged the other from all outstanding legal claims without further financial compensation. As a result of this settlement the Company has written off the remaining $2.7 million long term receivable due from the customer as no further consideration will be received from this customer under terms of the settlement.

          From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002, and 2001
                      (Expressed in United States dollars)



7.   COMMITMENTS AND CONTINGENCIES (Continued)

     (d)  Commitment

          The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven year period. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. As at December 31, 2003 the Company has generated an estimated $175,000 of credits relating to this obligation. The Company's obligation may increase as a result of contract expansions.

          The Company typically includes indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements that may arise through the normal use or proper possession of the Company's software. To date the Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no amounts have been accrued for such potential indemnification obligations.


8.   SEGMENTED INFORMATION

     As described in Note 2, the Company has reclassified the results of operations of Connectria as discontinued operations. The business was previously disclosed as a separate operating segment. As a result of discontinuing this business, the Company now only operates in a single business segment, the Field Service business segment. The segment data below excludes amounts related to the discontinued operations.

     Geographic information

     The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

                                    2003                              2002                                2001
                        --------------------------------   --------------------------------   --------------------------------
                                           Long-lived                         Long-lived                         Long-lived
                           Revenue           assets           Revenue           assets           Revenue           assets
                        -------------   ----------------   -------------   ----------------   -------------   ----------------
Canada                   $ 1,540,258     $ 7,442,217        $   840,388      $ 8,880,084       $  1,374,365      $ 6,789,712
United States             24,749,574         397,485         25,571,679          830,789         32,819,991          787,448
Europe, Middle East
and Africa                20,034,775         150,755         10,999,163           80,991          9,507,404           57,416
Asia and Other             1,059,982               -            800,222            6,223          1,239,078              672
                        -------------   ----------------   -------------   ----------------   -------------   ----------------
                         $47,384,589     $ 7,990,457        $38,211,452      $ 9,798,087       $ 44,940,838      $ 7,635,248
                        =============   ================   =============   ================   ==============  ================


     Major customer

     During the year ended December 31, 2003 the Company earned revenue from one customer of $8,532,086 and revenue from a second customer of $8,098,509, representing 18.0% and 17.1% of revenue respectively. During the year ended December 31, 2002 the Company earned revenue from one customer of $3,472,229 or approximately 9.1% of total revenue. For the year ended December 31, 2001 the Company earned revenue from on customer of $5,211,212 or approximately 11.6% of total revenue.

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)



9.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                   2003               2002                2001
                                                              ---------------    ---------------     ---------------
      Accounts receivable                                       $   323,083       $ 2,882,600          $ 8,396,394
      Prepaid expenses and other assets                            (286,189)          314,223             (595,648)
      Income taxes payable / receivable                             314,467           969,223           (1,457,670)
      Accounts payable and accrued liabilities                    1,387,067        (2,305,884)           1,841,956
      Deferred revenue                                            3,661,411           (31,543)             137,777
                                                              ---------------    ---------------     ---------------
                                                                $ 5,399,839       $ 1,828,619          $ 8,322,809
                                                              ===============    ===============     ===============


10.  FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, certain other assets, accounts payable, accrued liabilities, and capital lease obligations approximate their respective fair values as of December 31, 2003 and 2002.

     The Company's revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. Where exposed to credit risk, the Company mitigates this risk by analyzing the counter-parties' financial condition prior to entering into agreements, establishing billing arrangements and assessing the collectibility of the account on an ongoing basis. As these customers are geographically dispersed, concentrations of credit risk are further mitigated.


11.  RESTRUCTURING CHARGE

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

                                                                        Total Restructuring
                                                                              Charge
                                                                        -------------------
     Workforce reduction                                                  $   3,375,000
     Provision for excess office space                                        1,861,000
     Non cash writedown of capital assets                                       563,780
     Other                                                                      306,147
                                                                        -------------------
     Total restructuring charges                                              6,105,927
     Cumulative draw-downs                                                   (5,225,145)
                                                                        -------------------
     Accrued    restructuring   charges   included   in   accrued
     liabilities at December 31, 2003 (2002 - $1,257,335)                 $     880,782
                                                                        ===================

                         MDSI MOBILE DATA SOLUTIONS INC.
                 Notes to the Consolidated Financial Statements
              For the years ended December 31, 2003, 2002 and 2001
                      (Expressed in United States dollars)


11.  RESTRUCTURING CHARGE (continued)

     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term lease by the Company at two locations, including one location where the Company has entered into fixed cost lease arrangements expiring in 2004. The Company has incurred approximately $1.0 million of cash costs relating to this provision leaving an accrual of $0.9 million remaining as at December 31, 2003. The Company expects that the provision will be fully drawn down no later than the time the lease expires in the fourth quarter of 2004.


12.  STRATEGIC EXPENSES

     Strategic   expenses   consist  of   professional   fees   associated  with
     investigating potential corporate transactions that the Company considered during the year ended December 31, 2003.

Selected Quarterly Financial Data (unaudited)

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2002 and ending December 31, 2003 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent restructuring, its recent dispositions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


                                                                        Three Months Ended
                                                          2003                                       2002
                                       --------------------------------------------------------------------------------------
                                        Dec. 31    Sep. 30    June 30   Mar. 31    Dec. 31    Sep. 30   June 30    Mar. 31
                                        -------    -------    -------   -------    -------    -------   -------    -------
                                                               (Unaudited, in thousands of dollars)
Statement of Operations Data:
Revenue:
Software and services                   $ 7,364     $6,976   $ 7,379     $7,213     $8,017    $6,283    $ 4,723     $5,654
Maintenance and support                   4,230      3,560     3,368      2,818      2,637     2,675      2,907      2,836
Third party products and services           538      1,474       612      1,853        356     1,608        279        236
                                      --------------------------------------------------------------------------------------
                                         12,131     12,010    11,359     11,884     11,010    10,565      7,909      8,727

Direct costs                              5,741      6,055     5,638      5,928      4,897     5,001      3,491      3,630
                                       --------------------------------------------------------------------------------------
Gross profit                              6,390      5,955     5,721      5,956      6,113     5,564      4,418      5,097
                                       --------------------------------------------------------------------------------------
Operating expenses:
Research and development                  1,490      1,324     1,419      1,279      1,269     1,278      1,499      1,460
Sales and marketing                       2,228      2,436     2,884      2,948      3,026     3,030      3,912      2,414
General and administrative                1,503      1,865     1,613      1,570      1,557     1,486      1,529      1,664
Strategic expenses                          450          -       825          -          -         -          -          -
Provision for doubtful accounts           2,960        110         -          -          -         -          -          -
                                       --------------------------------------------------------------------------------------
                                          8,632      5,736     6,741      5,797      5,852     5,794      6,940      5,538
                                       --------------------------------------------------------------------------------------
Operating (loss) income                  (2,242)       219    (1,020)       159        261      (230)    (2,522)      (441)
Other income (expense)                      235        (81)     (208)      (253)        40        70         86         76
                                       --------------------------------------------------------------------------------------
(Loss) income from continuing
   operations before income tax          (2,007)       138    (1,228)       (94)       301      (160)    (2,436)      (365)
   provision
(Provision for) recovery of income
taxes from continuing operations            (59)      (168)     (125)       (99)      (169)       31        689        122
                                       --------------------------------------------------------------------------------------
(Loss) income from continuing            (2,066)       (30)   (1,354)      (193)       132      (191)    (1,747)      (243)
   operations
Income from discontinued operations
                                              -          -         -          -          -        12         22         86
                                       --------------------------------------------------------------------------------------
Net (loss) income  for the period       $(2,066)    $  (30)  $(1,354)    $ (193)    $  132    $ (179)   $(1,725)    $ (157)
                                       ======================================================================================

     The following table sets forth, for the periods indicated, certain components of the unaudited selected financial data of the Company as a percentage of total revenue:

                                                                     Three Months Ended
                                       --------------------------------------------------------------------------------
                                                        2003                                    2002
                                        Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30   Mar. 31
                                        -------  --------   -------   -------   -------  --------   -------   -------
Revenue:
Software and services                    60.7%     58.1%     65.0%     60.7%     72.8%     59.5%     59.7%     64.8%
Maintenance and support                  34.9      29.6      29.6      23.7      24.0      25.3      36.8      32.5
Third party products and services         4.4      12.3       5.4      15.6       3.2      15.2       3.5       2.7
                                       --------------------------------------------------------------------------------
                                        100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0
Direct costs                             47.3      50.4      49.6      49.9      44.5      47.3      44.1      41.6
                                       --------------------------------------------------------------------------------
Gross profit                             52.7      49.6      50.4      50.1      55.5      52.7      55.9      58.4
                                       --------------------------------------------------------------------------------
Operating expenses:
Research and development                 12.3      11.0      12.5      10.8      11.5      12.1      19.0      16.7
Sales and marketing                      18.4      20.3      25.4      24.8      27.5      28.7      49.5      27.7
General and administrative               12.4      15.5      14.2      13.2      14.2      14.1      19.3      19.1
Strategic expenses                        3.7         -       7.3       -           -         -         -         -
Allowance for doubtful accounts          24.4       0.9         -         -         -         -         -         -
                                       --------------------------------------------------------------------------------
                                         71.2      47.8      59.4      48.8      53.2      54.8      87.8      63.5
                                       --------------------------------------------------------------------------------
Operating (loss) income                 (18.5)      1.8      (9.0)      1.3       2.4      (2.2)    (31.9)     (5.1)
Other income (expense)                    1.9      (0.7)     (1.8)     (2.1)      0.4       0.7       1.1       0.9
                                       --------------------------------------------------------------------------------
(Loss) income from continuing
   operations before income tax         (16.5)      1.1     (10.8)     (0.8)      2.7      (1.5)    (30.8)     (4.2)
   provision
                                       --------------------------------------------------------------------------------
(Provision for) recovery of income
  taxes from continuing operations       (0.5)     (1.4)     (1.1)      0.8      (1.5)     (0.3)      8.7       1.4
                                       --------------------------------------------------------------------------------
 (Loss) income from continuing
   operations                           (17.0)     (0.3)    (11.9)     (1.6)      1.2      (1.8)    (22.1)     (2.8)
Income from discontinued operations
                                            -         -         -         -         -       0.1       0.3       1.0
                                       ================================================================================
Net (loss) income  for the period       (17.0)%    (0.3)%   (11.9)%    (1.6)%     1.2%     (1.7)%   (21.8)%    (1.8)%
                                       ================================================================================

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Item 9A:  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     In connection with this filing, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date").

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

     In connection with the contract review undertaken concerning the restatements of the Company's financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003, as discussed in previously refiled audited consolidated financial statements, the Company together with its independent auditors identified certain areas in which the Company could improve its internal control over financial reporting. The Company had implemented internal controls and procedures to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding these internal controls, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in the Company's software and implementation contracts resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.


     (b)  Changes in Internal Control

     On November 17, 2003 and February 26, 2004, the Company announced its intention to restate the Company's annual financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003. The restatement related to an inappropriate allocation of contracted fees between software and implementation services and maintenance and support services as a result of certain terms or provisions included in software and implementation contracts and a detailed review of the services being performed during this period. Please see the company's previously refiled consolidated financial statements for further information.

     In connection with this restatement, senior management performed a review of the circumstances that resulted in the need for the restatements and as a result, the Company has undertaken certain steps to strengthen the Company's internal control over financial reporting in order to prevent future recurrences. These steps include a thorough review and analysis of the Company's existing software and implementation contracts by senior members of the Company's accounting group, a determination of the appropriate revenue recognition treatment for each existing contract by senior members of the accounting group and revisions to the Company's standard contractual wording. The Company plans to take additional steps to strengthen the Company's internal control over financial reporting, including: implementing a formal contract review checklist for each new contract; improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level; requiring any exceptions to the Company's standard contractual wording to be approved at a senior management level; and review by management of any unusual terms which may impact its historical practice of accounting for revenue. The Company's management plans to undertake a further review and assessment of the Company's internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company's management may recommend and the Company may implement additional changes in the Company's internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company's current level of activities, the Company is evaluating the level of staffing of its finance group

     Except as described in the foregoing paragraphs, no changes were made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake, such as the error that led to the Company's restatements. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.



                                    Part III


Item 10:  Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company's executive officers and directors as of December 31, 2003.

Name                                    Age     Position
-------------------------------------  -------  ------------------------------------------------------------------------
Executive Officers
Erik Dysthe.........................     66     Chairman of the Board, Director, President and Chief Executive Officer
Peter H. Rankin ....................     47     Vice President - Strategy and Performance Improvement
Verne D. Pecho......................     60     Vice President - Finance and Administration and Chief Financial Officer
Simon Backer........................     48     Vice President - Wireless Services
Cyril Tordiffe......................     52     Vice President - Enterprise Solutions
Tommy Lee...........................     40     Vice President - Product Development
Walter Beisheim (4).................     49     Vice President - Worldwide Sales
Warren Cree.........................     44     Vice President - Marketing and Business Development
Glenn Y. Kumoi......................     41     Senior Vice President -Chief Legal Counsel and Corporate Secretary
Paul H.L. Lui.......................     47     Vice President - Customer Support
Poul Kvist..........................     58     Operations Manager EMEA
Ronald P. Toffolo...................     52     Vice President - Human Resources
David Haak..........................     42     Vice President - Sales, Americas

Directors
Peter Ciceri (2)(3).................     48     Director
Robert C. Harris, Jr. (1)(2)........     57     Director
Marc Rochefort (1)(2)...............     56     Director
David R. Van Valkenburg(1)(2)(3)....     61     Director
------------------------------------------------------------------------------------------------------------------------
(1)  Member of Compensation Committee.
(2)  Member of Corporate Governance and Nominating Committee.
(3)  Member of Audit Committee.
(4)  Mr. Beisheim resigned effective January 7, 2004.

     Erik Dysthe has served as Chairman of the Company since its inception. Mr. Dysthe was appointed Chief Executive Officer of the Company in March 2001 and President in March 2002. He also served as Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. Mr. Dysthe also serves as a director of Digital Dispatch Systems Inc., Avcan Systems Inc. and several private companies.

     Peter H. Rankin has served as Vice President - Strategy and Performance Improvement since 2003. From May 2001 to 2003, he was Executive Vice President - Operations. From May 1997 to April 2001, Mr. Rankin was an independent consultant. From February 1996 to May 1997, he served as Senior Vice President - Operations of the Company. From July 1995 to February 1996, Mr. Rankin was Vice President - Product Management of MDSI Mobile Data Solutions Canada Inc. and from February 1993 to June 1995, he was Vice President - Technology of MDSI Mobile Data Solutions Canada Inc.

     Verne D. Pecho has served as Vice President - Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

     Simon Backer has served as Vice President - Wireless Services of the Company since 2003. From June 2000 to 2003 he was Senior Vice President
-Wireless Services. Prior to that he was Senior Vice President - eBusiness Operations since October 1999. From August 1998 to August 1999 he served as Senior Vice President and General Manager, Transportation and from August 1997 to February 1999, Mr. Backer was Vice President - Customer Engineering. Between 1997 and 1998 he was President and CEO of Retix Wireless Inc. From 1984 to 1996, Mr. Backer held numerous positions of progressive responsibility at Motorola's Wireless Data Group (formerly MDI), culminating in his appointment as Director of Architecture in 1996.

     Cyril Tordiffe has served as Vice President - Enterprise Solutions since 2003. From July 2001 to 2003 he was Senior Vice President - Project Implementation of the Company and he was Vice President - Operations, Australia between January 2001 and June 2001. From 1999 to 2000, he was Vice President - Implementation Engineering. From 1995 to 1998, Mr. Tordiffe was Vice President - Project Implementation and Customer Support, Utilities Division. From the Company's inception in 1993 to 1994, he held various senior project management positions at the Company. Mr. Tordiffe has over 20 years of experience in the information technology industry covering operations, project management, systems analysis and application programming.

     Tommy Lee has served as Vice President - Product Development since 2003. From March 1999 to 2003 he was Senior Vice President Product Development. From 1997 to March 1999he was Vice President - Product Development. From inception of the Company to 1997, Mr. Lee served in various technical positions, including Director - Product Development and Software Development Manager. Between 1988 and 1995, Mr. Lee was a member of the scientific and engineering staff at MacDonald, Dettwiler and Associates Ltd.

     Walter Beisheim served as Vice President - Worldwide Sales from 2003 until January 7, 2004. From July 2002 to 2003 he was Senior Vice President Worldwide Sales and Marketing. Prior to that he was Vice President, North American Sales with Click Software, Inc. from 2001 to 2002. From 2000 to 2001, Mr. Beisheim was Vice President Worldwide Sales for Inxight Software. From 1999 to 2000, he was General Manager, Software Products Group for Digital Microwave Corp. (now DMC Stratex Networks) and from 1997 to 1999 he was Vice President and General Manager of SR Datacom. Mr. Beishem has over 20 years of experience in sales, marketing and business development of enterprise software with an emphasis on the utility and telecommunications industries.

     Warren Cree has served as Vice President - Products since 2003. From October 2001 to 2003 he was Senior Vice President - Products. Prior to this he held numerous positions of progressive responsibility in product management for the Company since September 1999. Mr. Cree also served as Manager, Application Engineering of the Company from its inception to August 1999. Between 1989 and 1994, he was a member of the scientific and engineering staff at MacDonald, Dettwiler and Associates Ltd.

     Glenn Y. Kumoi has served as Vice President - Chief Legal Officer and Corporate Secretary of the Company since 2003. From September 2002 to 2003 he was Senior Vice President - Chief Legal Officer. Prior to that he was Managing Director - Europe Middle East and Africa of the Company since May 2001. Prior to that he was Vice President - Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President - General Counsel of the Company. From April 1997 to November 1998, Mr. Kumoi served as Vice President - Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia.

     Poul Kvist has served as Operations Manager EMEA since 1997. Prior to this he held various positions with Nokia Corporation.

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

     David R. Van Valkenburg has served as a director of the Company since June 2001. Mr. Van Valkenburg is currently a management consultant. From 1999 to 2000, he was Executive Vice President of MediaOne Group, Inc., and from 1996 to 1999 he was Executive Vice President, MediaOne International and from 1997 to 1999, CEO/COO of Telwest Communications, PLC. From 1994 to 1995, Mr. Van Valkenburg was Senior Vice President, Multimedia Group, MediaOne Group Inc. He also serves as a director of Harmonic, Inc., 360 Networks Inc. and several other private companies.

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

     Robert C. Harris, Jr. has served as a director of the Company since December 1995. Mr. Harris is currently Senior Managing Director, Vice Chairman, Technology Investment Banking of Bear Stearns & Co., Inc. Mr. Harris was a co-founder and Managing Director of Unterberg Harris from May 1989 until November 1997. Mr. Harris also serves as a director of American Independance Corp. and a number of private companies.

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

Board of Directors

     Each member of the Board of Directors is elected annually and holds office until the next annual meeting of shareholders or until his successor has been elected or appointed, unless his office is earlier vacated in accordance with the Bylaws of the Company or the provisions of the CBCA. Officers serve at the discretion of the Board and are appointed annually. The Company's Board of Directors currently has four committees, the Audit Committee, the Corporate Governance, the Special Committee and the Nominating Committee and the Compensation Committee.

Committees of the Board of Directors

     The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews and approves the non-audit services to be performed by the independent accountants. During the fiscal year ended December 31, 2003, non-audit services were approved by the Audit Committee to be performed by the Company's independent accountants. The members of the Audit Committee are David Van
Valkenburg, and Peter Ciceri. The Board of Directors has determined that David Van Valkenburg is an audit committee financial expert within the meaning of the SEC's rules. Mr. Van Valkenburg is independent, as independence is defined in the NASD's listing standards.

     The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Robert C. Harris, Jr., Peter Ciceri, and David Van Valkenburg.

     The Compensation Committee reviews and recommends the compensation arrangements for the executive officers of the Company and administers the Company's stock option and stock purchase plans. The members of the Compensation Committee are Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg.

     A Special Committee of the Board of Directors was formed in 2002. Its mandate is to review strategic business development alternatives that would potentially enhance shareholder value. The members of the Special Committee are Peter Ciceri, Marc Rochefort and David Van Valkenburg.

Code of Ethics

     The Company's management has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics is being filed as an exhibit to this report.

Section 16 (a) Beneficial Ownership Reporting Compliance

     The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).


Item 11:  Executive Compensation

Report of the Compensation Committee

     The Company's compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of three non-employee directors. During fiscal 2003, the compensation of Erik Dysthe, the Chairman, President and CEO of the Company, Peter Rankin, the Vice President Strategy and Performance Improvement of the Company, Verne Pecho the Vice President Finance and
Administration and Chief Financial Officer of the Company had variable components to their compensation based on certain performance criteria. With respect to compensation for all other executive officers, the Board of Directors reviewed a compensation proposal prepared by the Chairman, President and CEO.

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

Chief Executive Officers, Executive Officers and Key Employees

     There are currently 13 executive officers of the Company, including the Chief Executive Officer. For purposes of this section, "executive officer" of the Company means an individual who at any time during the year was the Chairman or a Vice-Chairman of the board of directors, where such person performed the functions of such office on a full-time basis; the President; any Vice-President in charge of a principal business unit such as sales, finance or production; any officer or key employee of the Company or of a subsidiary of the Company, and any other person who performed a policy-making function in respect of the Company.

Employment Agreements

     The Company has entered into employment agreements with each of its Named Executive Officers (as hereinafter defined) except David Haak. These agreements provide for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.

     The Company may terminate any of its officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and for those officers with an employment agreement, a lump sum termination payment equal to amounts ranging up to two times base annual salary and current bonus. Any officer may terminate his or her employment with the Company at any time by giving four, or in certain cases, eight to twelve weeks written notice, to the Board of Directors of the Company. The employment agreements of certain officers, including Mr. Dysthe, provide that in the event of a takeover or change of control of the Company, they may elect to terminate their employment and receive, in addition to compensation earned to the date of their termination, a lump sum payment equal to one and one-half times their annual base salary. The Company's employment agreements with certain of its officers also provide for the acceleration of options in the event of termination without cause, and in certain cases, in the event of a takeover or change in control of the Company.

Pension Arrangements

     The Company and its subsidiaries do not have any pension arrangements in place for the Named Executive Officers (as defined below) or any other officers.

Summary Compensation Table

     The following table sets forth all compensation paid during the fiscal years ended December 31 2003, 2002 and 2001 in respect of each individual who, at any time during fiscal 2003, served as the Company's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus exceeded $100,000 for fiscal 2003 who were serving as executive officers as at December 31, 2003, and one individual who would have been among the foregoing but for the fact that the individual was not employed by the Company at December 31, 2003. (collectively "Named Executive Officers") :

---------------------------------------------------------------------------------------------------------------------------------
                                                                  Annual Compensation                Long Term          Other
                                                                                                    Compensation    Compensation
                                                                                                       Awards
                                                       -------------------------------------------  --------------
                                                                                    Other Annual     Securities
                                        Years Ending      Salary        Bonus       Compensation   Under Options
Name and Principal Position              December 31       ($)           ($)            ($)             (#)
---------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                                 2003        $200,561             -          N/A            52,500             -
Chairman, President & Chief Executive       2002         177,632        19,032          N/A           100,000             -
Officer                                     2001         123,011             -          N/A            10,000             -
---------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin(1)                          2003         157,584             -            -                 -             -
Vice President,  Strategy and               2002         139,568             -          N/A                 -             -
Performance Improvement                     2001          92,668             -          N/A            70,000             -
---------------------------------------------------------------------------------------------------------------------------------
David Haak                                  2003         151,250        39,908          N/A            15,000             -
Vice President Sales, Americas              2002         151,250        72,651          N/A                 -             -
                                            2001         134,000        81,241          N/A             5,000             -
---------------------------------------------------------------------------------------------------------------------------------
Rob Owen(2)                                 2003         151,837        19,891            -                 -             -
General Manager, EMEA                       2002          33,160             -        8,000                 -             -
                                            2001               -             -            -                 -             -
---------------------------------------------------------------------------------------------------------------------------------
Walter Beisheim(3)                          2003         157,584       195,743          N/A                 -             -
Vice President                              2002          58,154        43,487          N/A            15,000             -
Worldwide Sales                             2001               -             -            -                 -             -
---------------------------------------------------------------------------------------------------------------------------------
Poul Kvist                                  2003         149,992             -          N/A             1,670             -
Operations Manager EMEA                     2002         126,304        33,408          N/A                 -             -
                                            2001          92,623        21,634          N/A             1,500             -
---------------------------------------------------------------------------------------------------------------------------------
(1)  Had Mr. Rankin been employed for the full year ended  December 31, 2001 his salary would have been $142,146.
(2)  Mr. Owen is the additional officer. Mr. Owen was terminated effective October 31, 2003.
(3)  Mr. Beisheim resigned effective January 7, 2004.

Stock Options

     The following table sets forth stock options granted by the Company during the fiscal year ended December 31, 2003 to any of the Named Executive Officers:


Option Grants During the Fiscal Year Ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------

                                               % of Total                                           Potential Realized Value at
                                Securities       Options                                              Assumed Annual Rates of
                                   Under       Granted to      Exercise or                            Stock Price Appreciation
                                  Options     Employees in     Base Price       Expiration Date           for Option Term
Name                            Granted (#)    Fiscal Year    ($/Security)
                                                                                                    ---------------------------
                                                                                                      5% Growth     10% Growth
------------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                       45,000          15.1%           $4.89        September 17, 2008      $60,796       $134,343
Chairman, President & Chief                                    ($6.70 CAD)
  Executive Officer                7,500           2.5%           $3.35        February 25, 2008       $ 7,978       $ 17,628
                                                               ($5.00 CAD)
------------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                      Nil           Nil              Nil                Nil                 Nil            Nil
Vice President, Strategy and
Performance Improvement
------------------------------------------------------------------------------------------------------------------------------
David Haak                        15,000           5.0%           $5.26         November 3, 2008       $21,799        $48,169
Vice President Sales, Americas
------------------------------------------------------------------------------------------------------------------------------
Rob Owen                             Nil           Nil              Nil                Nil                 Nil            Nil
General Manager, EMEA
------------------------------------------------------------------------------------------------------------------------------
Walter Beisheim                      Nil           Nil              Nil                Nil                 Nil            Nil
Vice President
Worldwide Sales
------------------------------------------------------------------------------------------------------------------------------
Poul Kvist                           Nil           Nil              Nil                Nil                 Nil            Nil
Operations Manager
EMEA
------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth details of each exercise of stock options during the fiscal year ended December 31, 2003 by any of the Named Executive Officers, and the fiscal year end value of unexercised options on an aggregate basis:


      Aggregated Options Exercised During the Fiscal Year Ended December 31, 2003 and Fiscal Year-End Option Values

---------------------------------------------------------------------------------------------------------------------------
                                                                       Unexercised Options
                                                                          At FY-End (#)         Value of Unexercised in the
                                      Securities       Aggregate           Exercisable/           Money-Options at FY-End
                                     Acquired on    Value Realized       Unexercisable(2)             ($) Exercisable/
               Name                  Exercise (#)         ($)                                        Unexercisable (1)
---------------------------------------------------------------------------------------------------------------------------
Erik Dysthe                             Nil             Nil             109,040 (exercisable)      $ 15,721 (exercisable)
Chairman, President & Chief                                              55,960 (unexercisable)    $ 20,048 (unexercisable)
Executive Officer
---------------------------------------------------------------------------------------------------------------------------
Peter H. Rankin                         Nil             Nil              64,167 (exercisable)      $  nil (exercisable)
Vice President, Strategy and                                              5,833 (unexercisable)    $  nil (unexercisable)
Performance Improvement
---------------------------------------------------------------------------------------------------------------------------
David Haak                              Nil             Nil              12,915 (exercisable)      $  6,457 (exercisable)
Vice President Sales, Americas                                            9,585(unexercisable)     $  1,293 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Rob Owen                                Nil             Nil               nil (exercisable)        $  nil (exercisable)
General Manager, EMEA                                                    nil (unexercisable)       $  nil (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Walter Beisheim                         Nil             Nil               6,249 (exercisable)      $  5,437 (exercisable)
Vice President                                                            8,751 (unexercisable)    $  7,613 (unexercisable)
Worldwide Sales
---------------------------------------------------------------------------------------------------------------------------
Poul Kvist                              Nil             Nil               3,353(exercisable)       $  2,098 (exercisable)
Operations Manager                                                          817(unexercisable)     $    687(unexercisable)
EMEA
---------------------------------------------------------------------------------------------------------------------------
(1)  Based on Nasdaq closing price of $4.55 on December 31, 2003.
(2)  Includes  options to purchase  common shares within 60 days after  December
     31, 2003.


Compensation of Directors

     During the latest fiscal year, the Company paid its non-employee directors a meeting stipend of $2,500 for each board meeting they attended in person, $1,250 for each board meeting they attended by telephone, and $1,000 for certain committee meetings. In the case of the Special Committee, members received $2,500 per day. During the fiscal year ended December 31, 2003, the non-employee directors of the Company received aggregate cash compensation of $241,642 for their services. The non-employee directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as directors.

     Non-employee directors were also eligible to receive stock options issued pursuant to the Company's stock option plan in consideration for their services as directors and in accordance with rules and policies of The Toronto Stock Exchange. On June 5, 2003, the Company's four non employee directors were granted options to acquire 3,000 common shares each; at an exercise price of $4.41 per share, vesting over thirty-six months and subject to the grantee being a director on the date of vesting.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2003, the Compensation Committee consisted of Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg. None of the members of the Compensation Committee was an officer or employee of MDSI during the fiscal year ended December 31, 2003, or was formerly an officer of MDSI, or had any relationship during the fiscal year ended December 31, 2003 that required disclosure under Item 14 below.

     During the fiscal year ended December 31, 2003, no executive officer of MDSI served as a director or member of a committee of the board of any entity that had one or more executive officers serving as a member of MDSI's Board or Compensation Committee.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2003, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                 Number of Shares
Directors, Executive Officers and 5% Shareholders(1)               Beneficially           % of total Shares
                                                                     Owned(2)                   Owned
-------------------------------------------------------------  --------------------- ----------------------
Erik Dysthe(3) .............................................         483,933                     5.8
Peter Hill Rankin (4).......................................         106,043                     1.2
David Haak(5) ..............................................          20,415                       *
Robert Owen.................................................               -                       *
Walter Beisheim(6)..........................................           6,249                       *
Poul Kvist(7)...............................................           3,363                       *
Robert C. Harris, Jr. (8)...................................         107,744                     1.3
David R. Van Valkenburg(9)..................................          43,998                       *
Peter Ciceri(10)............................................          15,665                       *
Marc Rochefort(11)..........................................          19,317                       *
                                                               --------------------- ----------------------
All Directors and Executive Officers as a group
(17 persons) (12)...........................................       1,050,488                    12.2%
                                                               --------------------- ----------------------
5% Shareholders:
Howson Tattersall Investment Counsel Limited                       1,211,995                    14.7%
20 Queen Street West,
Toronto, Ontario M5H 3R3

Seamark Asset Management Ltd.                                      1,110,500                    13.5%
1801 Hollis Street, Suite 310
Halifax, Nova Scotia B3J 3N4

Natcan Investment Management                                         765,600                     9.3%
1100, rue Universite Suite 400
Montreal, Quebec  H3B 2G7

Guardian Capital Inc.                                                548,775                     6.7%
Commerce Court West
Suite 3100 PO Box 201
Toronto Ontario M5L 1E8
----------
*    Represents beneficial ownership of less than 1% of the Common Shares.
(1)  Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities and Exchange  Commission,  based on factors including voting and investment  power with respect to shares.  Common Shares subject to options currently  exercisable at December 31, 2003, or exercisable  within 60 days
     after  December  31,  2003,  are  deemed   outstanding  for  computing  the
     percentage ownership of the person holding such options, but are not deemed outstanding  for computing the  percentage  ownership for any other person.
     Applicable  percentage  ownership is based on the  aggregate  Common Shares outstanding as of December 31, 2003,  together with the applicable  options of such shareholder.
(3)  Includes 326,898 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 109.039 Common Shares exercisable within 60 days after December
     31, 2003 held by Mr. Dysthe individually.
(4)  Includes  options to purchase  60,278 Common Shares  exercisable  within 60 days of December 31, 2003.
(5)  Includes  options to purchase  12,915 Common Shares  exercisable  within 60 days after December 31, 2003
(6)  Consists of options to purchase 6,249 Common Shares  exercisable  within 60 days after December 31, 2003.
(7)  Consists of options purchase 3,363 Common Shares exercisable within 60 days after December 31, 2003.
(8)  Includes  options to purchase  38,554 Common Shares  exercisable  within 60 days after December 31, 2003.
(9)  Includes  options to purchase  28,998 Common Shares  exercisable  within 60 days after December 31, 2003.
(10) Consists of options to purchase 15,665 Common Shares  exercisable within 60 days after December 31, 2003.
(11) Includes  options to purchase  17,887 Common Shares  exercisable  within 60 days after December 31, 2003.
(12) Includes  options to purchase 476,182 Common Shares  exercisable  within 60 days after December 31, 2003.

Equity Compensation Plan Information as at December 31, 2003

        Plan Category           Number of securities to be     Weighted-average exercise      Number of securities
                                  issued upon exercise of        price of outstanding       remaining available for
                                   outstanding options,          options, warrants and       future issuance under
                                    warrants and rights                 rights             equity compensation plans
                                                                                             (excluding securities
                                                                                             subject to outstanding
                                                                                             options, warrants and
                                                                                                    rights)
Equity compensation plans        1,191,248 (stock option plan)       $   5.67                      1,208,752
approved by security holders
                                     Nil    (employee share               N/A                         62,625
                                             purchase plan)

Equity compensation plans            Nil                                  N/A                            Nil
not approved by security
holders
                               ------------------------------ ---------------------------- ---------------------------
Total                            1,191,248                                N/A                      1,271,377
                               ============================== ============================ ===========================


Item 13:  Certain Relationships and Related Transactions

     The Company has granted options to certain of its directors and executive officers. See Item 11 - "Executive Compensation". The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, between the Company and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


Item 14:  Principal Accountant Fees and Services

     The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2003 and 2002 by its independent accountants, Deloitte & Touche LLP ("Deloitte"):

                                                               Year ended December     Year ended December
                                                                     31, 2003                31, 2002
-------------------------------------------------------------  ---------------------   ---------------------
Audit Fees..................................................        $260,098                 $113,337
Audit-Related Fees..........................................        $ 87,803                 $ 62,481
Tax Fees ...................................................        $  1,420                 $      -
All Other Fees..............................................        $      -                 $      -


     The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent certified public accountants. The Audit Committee pre-approved all audit-related and non-audit services in 2003.

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

          2.   Financial Statement Schedules

     The financial statement schedules required to be filed by Item 8 and Item 15(d) are included immediately following this page.

                                   SCHEDULE II

                         MDSI MOBILE DATA SOLUTIONS INC.
                        Valuation and Qualifying Accounts
                      (Expressed in United States Dollars)



                                         Balance,        Additions,
                                       Beginning of     During Period   Application/Write-off   Balance, End
                                          Period                            During Period         of Period
Allowance for doubtful accounts
Year ended December 31, 2003            3,506,614         3,069,860          3,784,059           2,792,415
Year ended December 31, 2002            3,587,303                 -             80,689           3,506,614
Year ended December 31, 2001              985,000         2,938,195            335,892           3,587,303


Provision against investments and
   advances
Year ended December 31, 2003            2,499,992                 -          2,499,992                   -
Year ended December 31, 2002            2,999,992                 -            500,000           2,499,992
Year ended December 31, 2001              250,000         2,749,992                  -           2,999,992


Deferred income tax valuation
  allowance
Year ended December 31, 2003            9,332,954         2,585,335                  -          11,918,289
Year ended December 31, 2002            8,148,680         1,184,274                  -           9,332,954
Year ended December 31, 2001            1,825,049         6,323,631                  -           8,148,680

          3.   Exhibits

     The following Exhibits are filed as part of this report:

 Exhibit
  Number            Description
  ------            -----------
  2.1(3)            Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
  3.1(1)            Articles of Incorporation of the Company
  3.2(1)            Articles of Amendments of the Company
  3.3(1)            By-laws of the Company
  4.1(1)            Form of Common Share Certificate
  4.2(11)           Shareholder  Rights Plan  Agreement  made as of December 17,
                    2003 between the Company and Computershare  Trust Company of
                    Canada
 10.1(2)(3)         2000 Stock Option Plan
 10.2(1)            Form of  Indemnification  Agreement  between the Company and
                    certain   officers  of  the  Company
 10.3(1)            Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
 10.4(4)            Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
 10.5(4)            Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company

 Exhibit
  Number            Description
  ------            -----------
 10.6(2)(5)         Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
 10.7(2)(6)         2002 Stock Purchase Plan
 10.8(7)            Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
 10.9(7)            Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller
 10.10(7)           Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
 10.11(7)           $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
 10.12(7)           Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
 10.13(2)(8)        Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
 10.14(2)(8)        Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
 10.15(2)(8)        Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
 10.16(2)(9)        Employment  Agreement  dated  September 12, 2001 between the
                    Company and Walter J. Beisheim
 10.17(2)(10)       Employment  Agreement  dated  August  1,  2003  between  the
                    Company and Peter Hill Rankin
 10.18(2)(10)       Employment  Agreement  dated  September  3, 2003 between the
                    Company and Glenn Kumoi
 10.19(2)(10)       Employment  Agreement  dated  September  4, 2003 between the
                    Company and Erik Dysthe
 10.20(2)(10)       Employment  Agreement  dated  August 20,  2003  between  the
                    Company and Joo-Hyung (Tommy) Lee
 10.21(2)           Settlement  Agreement  dated  January  7, 2004  between  the
                    Company and Walter J. Beisheim
 10.22(2)           Employment  Agreement  dated  August 18,  1997  between  the
                    Company and Poul Kvist
 10.23(2)           Employment  Agreement  dated  October 21,  2002  between the
                    Company and Rob Owen
 10.24(2)           Settlement  Agreement  dated  October 30,  2003  between the
                    Company and Rob Owen
 14.1               Code of Ethics
 21.1               List of the Company's Subsidiaries
 23.1               Consent of Deloitte & Touche LLP
 31.1               Section 302 Certification of Chief Executive Officer
 31.2               Section 302 Certification of Chief Financial Officer
 32.1               Section 906 Certification of Chief Executive Officer
 32.2               Section 906 Certification of Chief Financial Officer
--------------------------------
(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(7) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2003.
(10) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2003.
(11) Previously filed as exhibits with the Registrant's Form 8-K filed on December 18, 2003.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.

     (b)  Reports on Form 8-K

     The Company furnished a Form 8-K to the SEC on October 28, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company's earnings for the third quarter of 2003.

     The Company furnished a Form 8-K to the SEC on November 17, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company's intent to restate its consolidated financial statements for the fiscal year 2002, the third and fourth quarters of 2002 and the first and second quarters of 2003.

     The Company filed and furnished a Form 8-K to the SEC on December 18, 2003 pursuant to Items 5, 7 and 9 relating to the renewal of the Company's shareholder rights plan.

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

     March 30, 2004.

                                         MDSI MOBILE DATA SOLUTIONS INC.


                                         By: /s/ Erik Dysthe
                                             ----------------------------------
                                             Erik Dysthe,
                                             President and Chief Executive
                                             Officer, Chairman of the Board
                                             and Director


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


/s/ Robert C. Harris, Jr.
---------------------------
Robert C. Harris, Jr.        Director                            March 30, 2004


/s/ Marc Rochefort
---------------------------
Marc Rochefort               Director                            March 30, 2004


/s/ David R. Van Valkenburg
---------------------------
David R. Van Valkenburg      Director (Authorized U.S.
                              Representative)                    March 30, 2004

                                 EXHIBIT INDEX

 Exhibit
  Number            Description
  ------            -----------
  2.1(3)            Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
  3.1(1)            Articles of Incorporation of the Company
  3.2(1)            Articles of Amendments of the Company
  3.3(1)            By-laws of the Company
  4.1(1)            Form of Common Share Certificate
  4.2(11)           Shareholder  Rights Plan  Agreement  made as of December 17,
                    2003 between the Company and Computershare  Trust Company of
                    Canada
 10.1(2)(3)         2000 Stock Option Plan
 10.2(1)            Form of  Indemnification  Agreement  between the Company and
                    certain   officers  of  the  Company
 10.3(1)            Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
 10.4(4)            Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
 10.5(4)            Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
 10.6(2)(5)         Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
 10.7(2)(6)         2002 Stock Purchase Plan
 10.8(7)            Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
 10.9(7)            Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller
 10.10(7)           Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
 10.11(7)           $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
 10.12(7)           Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
 10.13(2)(8)        Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
 10.14(2)(8)        Settlement  Agreement  dated  March  15,  2002  between  the
                    Company and Gerald F. Chew
 10.15(2)(8)        Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
 10.16(2)(9)        Employment  Agreement  dated  September 12, 2001 between the
                    Company and Walter J. Beisheim
 10.17(2)(10)       Employment  Agreement  dated  August  1,  2003  between  the
                    Company and Peter Hill Rankin
 10.18(2)(10)       Employment  Agreement  dated  September  3, 2003 between the
                    Company and Glenn Kumoi
 10.19(2)(10)       Employment  Agreement  dated  September  4, 2003 between the
                    Company and Erik Dysthe
 10.20(2)(10)       Employment  Agreement  dated  August 20,  2003  between  the
                    Company and Joo-Hyung (Tommy) Lee
 10.21(2)           Settlement  Agreement  dated  January  7, 2004  between  the
                    Company and Walter J. Beisheim
 10.22(2)           Employment  Agreement  dated  August 18,  1997  between  the
                    Company and Poul Kvist
 10.23(2)           Employment  Agreement  dated  October 21,  2002  between the
                    Company and Rob Owen
 10.24(2)           Settlement  Agreement  dated  October 30,  2003  between the
                    Company and Rob Owen
 14.1               Code of Ethics
 21.1               List of the Company's Subsidiaries
 23.1               Consent of Deloitte & Touche LLP
 31.1               Section 302 Certification of Chief Executive Officer
 31.2               Section 302 Certification of Chief Financial Officer
 32.1               Section 906 Certification of Chief Executive Officer
 32.2               Section 906 Certification of Chief Financial Officer
--------------------------------

(1) Previously filed as exhibits with the same corresponding number with the Registrants' Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2) This document has been identified as a management contract or compensatory plan or arrangement.
(3) Previously filed as exhibits with the Registrant's Registration Statement on Form S-8 filed on November 22, 2000.
(4) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2001.
(5) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2002.
(6) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.
(7) Previously filed as exhibits with the Registrant's Form 8-K filed on August 14, 2002.
(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended March 31, 2003.
(10) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2003.
(11) Previously filed as exhibits with the Registrant's Form 8-K filed on December 18, 2003.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.