Form 10-Q
period 2004-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-05-17
CIK 935497

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

     For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.


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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes |_|   No |X|

              The number of outstanding shares of the Registrant's
            common stock, no par value, at May 6, 2004 was 8,265,203.


================================================================================

                         MDSI Mobile Data Solutions Inc.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2004


                                                                            Page

Part I -  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets......................1

                   Condensed Consolidated Statements of Operations............2

                   Condensed Consolidated Statements of Cash Flows............3
`
                   Notes to the Condensed Consolidated Financial Statements...4

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS........................11

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK..........................................22

          ITEM 4.  CONTROLS AND PROCEDURES .................................. 24

Part II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS .........................................26

          ITEM 5.  OTHER INFORMATION .........................................26

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................27


SIGNATURES....................................................................29

Part I -  FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS


                         MDSI MOBILE DATA SOLUTIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)
                                   (Unaudited)


                                                                                         As at
                                                                            March 31,                December 31,
                                                                        -------------------------------------------
                                                                              2004                       2003
                                                                        ----------------           ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $  16,873,805              $  15,827,043
  Accounts receivable, net
    Trade (net of allowance for doubtful accounts $2,060,844;
      2003 - $2,792,415)                                                     9,151,453                  8,610,846
    Unbilled                                                                 2,231,492                  2,446,271
  Prepaid expenses and other assets                                          1,295,711                  1,838,425
                                                                        ----------------           ----------------
                                                                            29,552,461                 28,722,585

CAPITAL ASSETS, NET                                                          7,736,157                  7,990,457
LONG TERM DEFERRED TAXES                                                       358,640                    357,628
                                                                        ----------------           ----------------
TOTAL ASSETS                                                             $  37,647,258              $  37,070,670
                                                                        ================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $   2,424,709              $   1,786,665
  Accrued liabilities (note 4)                                               4,679,025                  4,677,980
  Income taxes payable                                                         915,912                    917,183
  Deferred revenue                                                          11,356,876                 11,560,446
  Current obligations under capital lease                                    1,124,753                  1,204,269
                                                                        ----------------           ----------------
                                                                            20,501,275                 20,146,543

OBLIGATIONS UNDER CAPITAL LEASES                                               697,332                    982,016
                                                                        ----------------           ----------------
TOTAL LIABILITIES                                                           21,198,607                 21,128,559
                                                                        ----------------           ----------------
STOCKHOLDERS' EQUITY
  Common stock                                                              44,357,139                 44,329,182
  Additional paid-up capital                                                 2,357,128                  2,222,128
  Deficit                                                                  (29,575,512)               (29,919,095)
  Comprehensive Income                                                        (690,104)                  (690,104)
                                                                        ----------------           ----------------
                                                                            16,448,651                 15,942,111
                                                                        ----------------           ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  37,647,258              $  37,070,670
                                                                        ================           ================



Commitments and Contingencies (note 5)



            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 Condensed Consolidated Statements of Operations
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                Three months ended March 31,
                                                         -----------------------------------------
                                                               2004                     2003
                                                         -----------------       -----------------
REVENUE
  Software and services                                   $   7,481,714           $   7,213,433
  Maintenance and support                                     4,302,727               2,817,794
  Third party products and services                             866,257               1,852,745
                                                         -----------------       -----------------
                                                             12,650,698              11,883,972

DIRECT COSTS                                                  6,589,989               5,928,104
                                                         -----------------       -----------------
GROSS PROFIT                                                  6,060,709               5,955,868
                                                         -----------------       -----------------
OPERATING EXPENSES
  Research and development                                    1,535,344               1,279,026
  Sales and marketing                                         2,135,051               2,947,943
  General and administrative                                  1,753,061               1,570,066
  Strategic Expenses                                            350,000                       -
                                                         -----------------       -----------------
                                                              5,773,456               5,797,035
                                                         -----------------       -----------------
OPERATING INCOME                                                287,253                 158,833

OTHER INCOME (EXPENSE)                                          226,118                (252,619)
                                                         -----------------       -----------------
INCOME (LOSS) FROM BEFORE TAX PROVISION                         513,371                 (93,786)

PROVISION FOR INCOME TAXES                                      169,788                  99,262
                                                         -----------------       -----------------
NET INCOME (LOSS) FOR THE PERIOD                                343,583                (193,048)

DEFICIT, BEGINNING OF PERIOD                                (29,919,095)            (26,276,352)
                                                         -----------------       -----------------
DEFICIT, END OF PERIOD                                    $ (29,575,512)          $ (26,469,400)
                                                         =================       =================
Earnings (Loss) per common share

  Basic                                                   $        0.04           $       (0.02)
                                                         =================       =================
  Diluted                                                 $        0.04           $       (0.02)
                                                         =================       =================



            See Notes to Condensed Consolidated Financial Statements

                         MDSI MOBILE DATA SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)
                                   (Unaudited)



                                                                                Three months ended March 31,
                                                                         -----------------------------------------
                                                                               2004                     2003
                                                                         -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                        $      343,583           $    (193,048)
  Items not affecting cash:
      Depreciation                                                               579,061                 730,761
      Deferred income taxes                                                       (1,012)                      -
      Stock based compensation charge                                            135,000                       -
      Changes in non-cash operating working capital items (note 6)               651,134               1,814,169
                                                                         -----------------       -----------------
  Net cash provided by operating activities                                    1,707,766               2,351,882
                                                                         -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Shares                                                       27,957                  73,067
  Repayment of capital leases                                                   (364,200)               (470,557)
                                                                         -----------------       -----------------
  Net cash used in financing activities                                         (336,243)               (397,490)
                                                                         -----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets                                                 (324,761)               (422,093)
                                                                         -----------------       -----------------
  Net cash used in investing activities                                         (324,761)               (422,093)
                                                                         -----------------       -----------------
NET CASH INFLOW                                                                1,046,762               1,532,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                15,827,043              11,016,945
                                                                         -----------------       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   16,873,805           $  12,549,244
                                                                         =================       =================


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

          While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the "Company" or "MDSI") filed on Form 10-K for the year ended December 31, 2003.

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

     (c)  Revenue Recognition

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

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (c)  Revenue recognition (continued)

          We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated man-days to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

          Historically, we have provided a warranty phase during the supply agreement. Services provided during this warranty phase include elements of maintenance and support. As a result we defer a portion of the supply agreement fee, based on vendor specific objective evidence of the value of these services, and recognize the deferred amount as revenue pro rata over the warranty period.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (c)  Revenue recognition (continued)

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

          On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases, we ultimately manage the engagement.

     (d)  Recently issued accounting standards

          In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.

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

                                                                     Three months ended March 31,
                                                                  -----------------------------------
                                                                       2004                2003
                                                                  ---------------     ---------------
            Net income (loss) for the period                       $   103,502         $   (537,504)
                                                                  ---------------     ---------------
            Basic and fully diluted loss per common share          $      0.01         $      (0.07)
                                                                  ===============     ===============


          Using the fair value method for stock-based compensation, additional compensation costs of approximately $240,081, would have been recorded for the three months ended March 31, 2004 (2003 - $344,456). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized volatility of the Company's share price of 47% and a weighted average annualized risk free interest rate of 1.1%.


2.   SEGMENTED INFORMATION

     The Company operates in a single business segment, the Field Service business segment.

     The Company earned revenue from sales to customers in the following geographic locations:

                                                              Three months ended
                                                                   March 31,
                                                      ------------------------------------
                                                            2004               2003
                                                      ------------------  ----------------
      Canada........................................... $     484,167       $    273,437
      United States..................................       6,931,318          5,305,338
      Europe, Middle East and Africa.................       5,055,657          6,023,815
      Asia and Other.................................         179,556            281,382
                                                      ------------------  ----------------
                                                        $  12,650,698       $ 11,883,972
                                                      ==================  ================


     Major customers

     During the three months ended March 31, 2004 revenue from two customers accounted for approximately 18.2% and 13.1%, respectively, of total revenue. For the three months ended March 31, 2003 revenue from two customers accounted for approximately 20.6% and 9.6%, respectively, of total revenue.

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

     The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:


                                                           Three months ended
                                                                 March 31,
                                                      --------------------------------
                                                           2004             2003
                                                      ---------------   --------------
      Weighted average shares outstanding.........       8,226,068         8,185,445
      Effect of dilutive securities
       Stock options..............................         143,886                 -
                                                      ---------------   --------------
      Diluted weighted average shares outstanding.       8,369,954         8,185,445
                                                      ===============   ==============


4.   RESTRUCTURING CHARGE

     During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company's Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

                                                                   Total Restructuring
                                                                          Charge
                                                                   -------------------
       Workforce reduction                                           $   3,375,000
       Provision for excess office space                                 1,861,000
       Non cash write-down of capital assets                               563,780
       Other                                                               306,147
                                                                   -------------------
       Total restructuring charges                                       6,105,927
       Cumulative draw-downs                                            (5,283,169)
                                                                   -------------------
       Accrued restructuring charges included in accrued
       liabilities at March 31, 2004                                 $     822,758
                                                                   ====================


     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term leases by the Company at two locations. The Company has incurred approximately $1.1 million of cash costs relating to this provision leaving an accrual of $0.8 million remaining as at March 31, 2004. The Company expects that the charge will be fully drawn down no later than the fourth quarter of 2004.

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


5.   COMMITMENTS AND CONTINGENCIES

     (a)  Contingency

          From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

     (b)  Commitment

          The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company's obligation may increase as a result of contract expansions.

     (c)  Indemnifications

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


6.   CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                                                      Three Months Ended
                                                                           March 31,
                                                               ---------------------------------
                                                                    2004              2003
                                                               --------------    ---------------
       Accounts receivable                                      $   (325,828)      $  1,140,084
       Prepaid expenses and other assets                             542,714            425,985
       Income taxes payable                                           (1,272)            (3,672)
       Accounts payable and accrued liabilities                      639,090           (803,149)
       Deferred revenue                                             (203,570)         1,054,921
                                                               --------------    ---------------
                                                                $    651,134       $  1,814,169
                                                               ==============    ===============

                         MDSI MOBILE DATA SOLUTIONS INC.

            Notes to the Condensed Consolidated Financial Statements
                      (Expressed in United States dollars)
                                   (Unaudited)


7.   STRATEGIC EXPENSES

     Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions.


8.   SUBSEQUENT EVENTS

     On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. This transaction is subject to certain terms and conditions including shareholder and court approval and is expected to close in the third quarter of 2004.

     The agreement relating to the Company's proposed transaction with At Road, Inc. provides that, on the occurrence of certain events leading to the termination of the agreement, At Road, Inc. will be entitled to this termination fee of between $3.1 million and $4.0 million from the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain  statements  in  this  Quarterly  Report  on Form  10-Q,  including statements regarding the proposed transaction with At Road, Inc. ("@Road"), constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company's dependence upon large contracts and relative concentration of customers, the failure of MDSI to successfully execute its business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI's competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, the failure of MDSI's security holders, the court or regulatory authorities to approve the @Road transaction, the possibility that customers and suppliers will view the transaction unfavourably and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


Strategic Transaction

     During 2003, the Company retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors, to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. As a result of this process, on April 12, 2004, the Company signed a definitive combination agreement with @Road providing for the acquisition of the Company by @Road. Under the terms of the combination agreement, Company shareholders will be entitled to receive, at the election of the holder, $9.00 cash (subject to an aggregate maximum of $19.5 million) or
0.75 shares of @Road common stock or (in the case of Company shareholders who are also Canadian residents) equivalent exchangeable shares in a new indirect wholly-owned British Columbia subsidiary of @Road ("Exchangeco") for each Company common share owned. As a result of the transaction, Exchangeco will become the sole owner of the outstanding common shares of the Company, and the Company will become an indirect wholly-owned subsidiary of @Road.

     The transaction is subject to the approval of the Company's shareholders and the Supreme Court of British Columbia, as well as customary closing conditions. The Company anticipates that the transaction will close in the third quarter of 2004; however, no assurance can be provided that the transaction will close within this timeframe, or at all. See "Forward-Looking Statements" and the risk factors in Exhibit 99.1.


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

                                                                   Total Restructuring
                                                                          Charge
                                                                   -------------------
       Workforce reduction                                           $   3,375,000
       Provision for excess office space                                 1,861,000
       Non cash write-down of capital assets                               563,780
       Other                                                               306,147
                                                                   -------------------
       Total restructuring charges                                       6,105,927
       Cumulative draw-downs                                            (5,283,169)
                                                                   -------------------
       Accrued restructuring charges included in accrued
       liabilities at March 31, 2004                                 $     822,758
                                                                   ====================

     Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

     The Company has recorded a $1.9 million provision relating to surplus office space under long term leases by the Company at two locations. The Company has incurred approximately $1.1 million of cash costs relating to this provision leaving an accrual of $0.8 million remaining as at March 31, 2004. The Company expects that the provision will be fully drawn down no later than the fourth quarter of 2004.


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

     Revenue for software and services has historically accounted for a substantial portion of the Company's revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which historically has included a warranty period that is generally ninety days in length. These services are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total man days incurred over the total estimated man days to complete the contract.

     The Company's customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing at delivery, or after expiration of any warranty period. Maintenance agreements typically have a term of one to three years and are invoiced either annually, quarterly, or monthly. Revenue for these services is recognized ratably over the term of the contract.

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

Recent Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which supercedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.


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

Accounts Receivable

     The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At March 31, 2004, the allowance for doubtful accounts was $2.1 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

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

     We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing man-days incurred to date as a percentage of total estimated man-days to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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


Maintenance Revenue

     Generally, maintenance is initially sold as an element of a master supply arrangement, with subsequent annual renewals, and is priced as a percentage of software license fees. Maintenance revenue is recognized ratably over the term of the maintenance period, which typically is one year. Maintenance and support revenue includes software license updates that provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services also include Internet and telephone access to technical support personnel.

     Historically,   we  have  provided  a  warranty  phase  during  the  supply agreement. Services provided during this warranty phase include elements of maintenance and support. As a result, we defer a portion of the supply agreement fee, based on vendor specific objective evidence of the value of these services, and recognize the deferred amount as revenue pro rata over the warranty period.


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

Results of Operations

     The Company's net income was $0.3 million for the three months ended March 31, 2004. This compares to a net loss of $0.2 million for the three months ended March 31, 2003. Income increased primarily due to an increase in maintenance and support revenue.

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

                                                              Three months ended March 31,
                                                            -------------------------------
                                                                2004              2003
                                                            -------------     -------------
   REVENUE
      Software and services                                      59.1%             60.7%
      Maintenance and support                                    34.0%             23.7%
      Third party products and services                           6.9%             15.6%
                                                            -------------     -------------
                                                                100.0%            100.0%

   DIRECT COSTS                                                  52.1%             49.9%
                                                            -------------     -------------
   GROSS PROFIT                                                  47.9%             50.1%
                                                            -------------     -------------
   OPERATING EXPENSES
      Research and development                                   12.1%             10.8%
      Sales and marketing                                        16.9%             24.8%
      General and administrative                                 13.9%             13.2%
      Strategic Expenses                                          2.8%                -%
                                                            -------------     -------------
                                                                 45.7%             48.8%
                                                            -------------     -------------
   OPERATING INCOME                                               2.2%              1.3%

   OTHER INCOME (EXPENSE)                                         1.8%            (2.1)%
                                                            -------------     -------------
   INCOME (LOSS) BEFORE TAX PROVISION                             4.0%            (0.8)%

   INCOME TAX EXPENSE                                             1.3%              0.8%
                                                            -------------     -------------
   NET INCOME (LOSS) FOR THE PERIOD                               2.7%            (1.6)%
                                                            =============     =============


Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Revenue. Revenue increased by $0.8 million or 6.5% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was primarily due to an increases in revenue from maintenance and support services, partially offset by a decrease in revenue from third party products and services during the first quarter of 2004 relative to the same period in 2003.

     Software and services revenue increased by $0.3 million or 3.7% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The relatively small increase in revenue was attributable to several significant contracts the Company entered into in 2002. These contracts continue to generate significant revenue for the Company. The Company expects that these contracts will continue to make up a significant portion of revenues over the next several quarters. See "Forward-Looking Statements". While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See "Forward-Looking Statements".

     Maintenance and support revenues were $4.3 million for the three months ended March 31, 2004 as compared to $2.8 million for the three months ended March 31, 2003. Maintenance and support revenue increased primarily due to the initiation of several large maintenance contracts in the past year resulting from growth in the Company's installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of services which the Company is engaged to provide in support of its installations.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003 (continued)

     Third party products and services revenue decreased by $1.0 million (53.2%) for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Not all customers under contract require the provision of third party products and services. As third party product and services historically have lower margins than the Company's other sources of revenue, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin which is being recognized on a gross basis, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the three months ended March 31, 2004 approximately $0.3 million of these services were provided, as compared to $1.1 million for the three months ended March 31, 2003. See "Forward Looking Statements."

     Direct Costs. Direct costs were 52.1% of revenue for the three months ended March 31, 2004, compared to 49.9% for the three months ended March 31, 2003. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. Direct costs as a percentage of revenue has increased over the comparative period primarily as a result of the Company incurring significant costs to supply maintenance and support services under one contract during the period. The Company has entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. This agreement was in effect for both the three months ended March 31, 2004 and the three months March 31, 2003. As a result, direct costs as a percentage of revenue have increased over historical levels, and are consistent for the comparative periods. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term. See "Forward-Looking Statements."

     Gross Margins. Gross margins were 47.9% of revenue for the three months ended March 31, 2004, compared to 50.1% for the three months ended March 31, 2003. Gross margins were lower during the current period primarily due to higher direct costs relating to one specific maintenance and support agreement during the current period. The Company has agreed to supply a large amount of third-party services at no margin. As a result the Company expects that in the near term that its gross margins as a percentage of revenue will remain below historical levels and consistent with the current period. "See "Forward-Looking Statements."

     Research and Development. Research and development expenses were $1.5 million, or 12.1% of revenue, for the three months ended March 31, 2004, compared to $1.3 million, or 10.8% of revenue, for the three months ended March 31, 2003. The increase in research and development expenses is a result of the Company's commitment to enhance and develop functionality in its Advantex r7 product. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See "Forward-Looking Statements".

     Sales and Marketing. Sales and marketing expenses were $2.1 million, or 16.9% of revenue for the three months ended March 31, 2004, compared to $2.9 million, or 24.8% of revenue, for the three months ended March 31, 2003. Sales and marketing expenses in the first quarter of 2004 decreased by approximately $0.8 million compared to the same period of 2003. The decrease in expenditures in the current period was due to personnel reductions and reductions to related expenses in the current year as compared to the prior year. See "Forward-Looking Statements". The Company anticipates that its sales and marketing expenses will continue to be significant as a result of the Company's commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See "Forward-Looking Statements".

     General and Administrative. General and administrative expenses were $1.8 million, or 13.9% of revenue, for the three months ended March 31, 2004, compared to $1.6 million, or 13.2% of revenue, for the three months ended March 31, 2003. General and administrative expenses remained relatively consistent with the comparative period as a result of cost control efforts initiated by the Company. The Company expects that in the near future, general and administrative expenditures will remain relatively consistent with current levels. See "Forward-Looking Statements".

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003 (continued)

     Strategic expenses. Strategic expenses were approximately $0.4 million, or 2.8% of revenue, for the three months ended March 31, 2004. The Company did not incur any strategic expenses in the three months ended March 31, 2003. Strategic expenses consisted of professional fees and expenses associated with investigating potential corporate transactions. On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. This transaction is subject to certain terms and conditions including shareholder and court approval and is expected to close in the third quarter of 2004; however, no assurance can be provided that the transaction will close within this timeframe or at all. See "Forward-Looking Statements" and the risk factors in Exhibit 99.1.

     Other Income (Expense). Other income (expense) was $0.2 million for the three months ended March 31, 2004 as compared to $(0.3) million for the three months ended March 31, 2003. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company's foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations. In particular the U.S. dollar strengthened during the current period and the Company's foreign denominated liabilities decreased in value which when reflected in U.S. dollars caused an unrealized foreign exchange gain.

     Income Taxes. The Company provided for income tax recovery on income (losses) for the three months ended March 31, 2004 and 2003 at rates of 33.1% and (105.8%) respectively. The Company's effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates.


Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At March 31, 2004, the Company had cash and cash equivalents of $16.9 million and working capital of $9.1 million.

     Cash provided by operating activities was $1.7 million for the three months ended March 31, 2004 compared to $2.4 million for the three months ended March 31, 2003. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.6 million and stock based compensation of $0.1 million, is due to a net decrease in non-cash working capital items of $0.7 million and net income of $0.3 million for the three months ending March 31, 2004. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled trade receivables, partially offset by an increase in trade accounts receivable and a decrease in deferred revenue. The decrease in unbilled trade receivables and deferred revenue are due to timing differences arising between revenue recognition and billing milestones in multiphase projects. The increase in trade receivables is a result of increased billings during the three months ended March 31, 2004.

     The Company maintains as at March 31, 2004 a provision of $2.1 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty. In May 2004, the Company received notice from a customer seeking to terminate a contract and requesting reimbursement of certain costs and expenses of approximately $900,000. MDSI believes that the customer is not entitled to reimbursement and does not intend to make provision for these amounts.

     Cash used by financing activities of $336,000 during the three months ended March 31, 2004 primarily relates to $364,000 in repayments of capital leases made during the quarter, partially offset by proceeds of $28,000 from the issuance of shares under the employee share purchase plan. The capital leases are to be repaid over a 36 month period ending December 22, 2006, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

     Cash used in investing activities was $0.3 million for the three months ended March 31, 2004 as compared to $0.4 million for the three months ended March 31, 2003. Total investing activity during the three months ended March 31, 2004 consisted of $0.3 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities. Investing activities in 2003 also related to purchases of capital assets.

     Existing sources of liquidity at March 31, 2004 include $16.9 million of cash and cash equivalents and additional funds available under the Company's operating line of credit. At March 31, 2004, the Company's borrowing capacity under the line of credit was up to $10 CDN million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.5%. At March 31, 2004, the Company was not using this line of credit, other than to secure performance guarantees.

     The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company's products, an increase in the length of the sales cycle for the Company's products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company's operating cash flow and liquidity. See Forward "Looking Statements" and the risk factors in Exhibit 99.1.

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

     As at March 31, 2004 the Company had the following contractual obligations and commercial commitments:

   --------------------------------------------------------------------------------------------------
      Contractual                                   Payments Due by Period
      Obligations
   --------------------------------------------------------------------------------------------------
                              Total        Less Than One      1-3 Years     4-5 Years      After 5
                                                Year                                        Years
   --------------------------------------------------------------------------------------------------
     Capital Lease         $1,856,595        $1,100,701       $755,894          -             -
      Obligations
   --------------------------------------------------------------------------------------------------
    Operating Leases       $6,272,003        $1,800,730      $2,438,876     $2,032,397        -
   --------------------------------------------------------------------------------------------------
   Total Contractual       $8,128,599        $2,901,432      $3,194,770     $2,032,397        -
      Obligations
   --------------------------------------------------------------------------------------------------


     The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company's software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company's obligation may increase as a result of contract expansions.

     In addition to these commercial commitments the Company has also provided letters of credit in the amounts of CAD $810,000 (USD $625,644) expiring April 4, 2004, and CAD $1,864,568 (USD $1,440,192) expiring October 1, 2004. The
Company has pledged an amount equal to the letters of credit as guarantees against its operating line of credit as security.


Strategic Transaction Termination Fee

     On April 12, 2004, the Company entered into a definitive agreement to be acquired by @Road. This transaction is subject to shareholder and court approval and is expected to close in the third quarter of 2004; however, no assurance can be provided that the transaction will close within this timeframe, or at all. See "Forward-Looking Statements" and the risk factors in Exhibit 99.1.

     The agreement relating to the Company's proposed transaction with @Road provides that, on the occurrence of certain events leading to the termination of the agreement, @Road will be entitled to a termination fee of $4.0 million from the Company. These events include circumstances where (i) the Company's Board of Directors has withdrawn, modified or changed in a manner adverse to @Road its recommendation to the Company's shareholders in favor of the proposed transaction, or (ii) the Board of Directors has supported a competing transaction, or (iii) the Company enters into a letter of intent or similar document regarding a competing transaction, or (iv) the Company breaches its agreement not to solicit competing transactions, or (v) a competing tender or exchange offer is made and the Board of Directors fails to timely recommend rejection of the offer. The Company will be required to pay @Road a termination fee of $3.1 million if the Company's security holders do not approve the transaction, and prior to termination of the agreement with @Road a competing offer is announced, and within 12 months following the termination of the agreement with @Road, the Company consummates a competing transaction or enters into an agreement for a competing transaction. In no event will more than one termination fee be payable. If the Company becomes obligated to pay the termination fee, it must pay the termination fee in immediately available funds and, generally, within one business day of demand by @Road.

     Any requirement to pay the $4.0 million or $3.1 million termination fee would adversely impact the Company's cash and cash equivalents and the Company's financial position and could impact the Company's ability to fund its current level of operations. Although the Company believes its existing cash and cash equivalents will be sufficient to pay the termination fee, if required, the Company may be required to or may elect to borrow against its existing line of credit, raise additional capital through debt or equity financings, or reduce operating expenditures in order to pay the termination fee or to strengthen the Company's cash position after such payment.


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

     The Company's foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at March 31, 2004 and March 31, 2003, the Company had no foreign currency forward contracts outstanding.


Off-Balance Sheet Transactions

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We have evaluated our exposure to foreign currency risk and have determined that while we have a degree of exposure to the Euro and British pound, our most significant operating exposure to foreign currencies at this time is to the Canadian dollar. In certain historical periods, the strengthening of the Canadian dollar has negatively affected our operating results.

     As of March 31, 2004, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $3.5 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

     To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars

     At March 31, 2004 and March 31, 2003, we had no outstanding currency forward exchange contracts, and during the three months ended March 31, 2004 and March 31, 2003, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for the three months ended March 31, 2004 or March 31, 2003.


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

     While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of March 31, 2004, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

     The Company does not have any material exposure to commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes such as inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

     While preparing the Company's Form 10-Q for the third quarter of 2003, the Company, in consultation with its independent auditors, determined that the Company had inappropriately allocated contracted fees between software and implementation services and maintenance and support services with respect to certain of its software and implementation contracts. The Company announced on November 17, 2003 its intention to restate certain of its financial statements. Senior members of the Company's accounting group then reviewed and analyzed the Company's active and completed software and implementation contracts in order to determine the appropriate revenue recognition treatment for each existing contract. As a result of this extensive review, the Company announced on February 26, 2004 its intention to restate the Company's annual financial statements for the fiscal years ended December 31, 1998 to 2002 and for the first three quarters of fiscal 2003.

     On March 30, 2004, the Company filed an amended annual report on Form 10-K/A for the fiscal year ended December 31, 2002 containing restated audited consolidated financial statements and amended quarterly reports on Form 10-Q/A for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 containing restated unaudited condensed consolidated financial statements. The Company did not file amended annual reports for the fiscal years ended December 31, 2001, 2000, 1999 or 1998.

     In connection with the contract review and restatements, the Company, together with its independent auditors, identified certain areas in which the Company could improve its internal control over financial reporting. The Company had implemented internal control over financial reporting to review and evaluate its software and implementation contracts to determine the appropriate revenue recognition accounting treatment for such contracts in accordance with U.S. generally accepted accounting principles. Notwithstanding this internal control over financial reporting, the Company, in consultation with its independent auditors, determined that its analysis of the terms included in the Company's software and implementation contracts had resulted in the Company's revenue recognition for such contracts being inappropriate under U.S. generally accepted accounting principles.

     As a result of the contract review and restatements, the Company has undertaken certain steps to strengthen the Company's internal control over financial reporting in order to prevent future recurrences. These steps include implementing a formal contract review checklist for each new contract, a thorough review and analysis of new software and implementation contracts by senior members of the Company's accounting group, a determination of the appropriate revenue recognition treatment for each new contract by senior members of the accounting group, revisions to the Company's standard contractual wording, improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level, requiring any exceptions to the Company's standard contractual wording to be approved at a senior management level and review by management of any unusual terms which may impact its historical practice of accounting for revenue. The Company's management plans to undertake a further review and assessment of the Company's internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company's management may recommend and the Company may implement additional changes in the Company's internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company's current level of activities, the Company is evaluating the level of staffing of its finance group.

     Except as described in the foregoing paragraphs, no changes were made in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

     In connection with the filing of this quarterly report on Form 10-Q, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date").

     Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, subject to the matters discussed above under "Changes in Internal Control Over Financial Reporting", with respect to the Company's internal accounting controls, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.


Note Regarding Control Limitations

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



For Items 2, 3 and 4 there was no reportable information for the three months ended March 31, 2004.


     ITEM 5. OTHER INFORMATION

     On April 12, 2004, the Company entered into a definitive agreement to be acquired by @Road. This transaction is subject to shareholder and court approval and is expected to close in the third quarter of 2004; however, no assurance can be provided that the transaction will close within this timeframe, or at all. The Company filed a Form 8-K on April 27, 2004 including a summary of the definitive agreement and a copy of the definitive agreement, without exhibits. A copy of the definitive agreement, including exhibits, is being filed as Exhibit
10.23 to this report. For certain risks relating to the transaction, see "Forward-Looking Statements", the section entitled "Liquidity and Capital Resources" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, and the risk factors included in Exhibit 99.1 to this report.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

     Exhibit
      Number        Description
      ------        -----------
      2.1(3)        Agreement  and Plan of Merger dated April 17, 1997 among the
                    Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman
                    and Doug Engerman
      3.1(1)        Articles of Incorporation of the Company
      3.2(1)        Articles of Amendments of the Company
      3.3(1)        By-laws of the Company
      4.1(1)        Form of Common Share Certificate
      4.2(10)       Shareholder  Rights Plan  Agreement  made as of December 17,
                    2003 between the Company and Computershare  Trust Company of
                    Canada
     10.1(2)(3)     2000 Stock Option Plan
     10.2(1)        Form of  Indemnification  Agreement  between the Company and certain officers of the Company
     10.3(1)        Lease dated  September  25, 1997 between Sun Life  Assurance
                    Company of Canada and the Company
     10.4(4)        Lease  dated  October  12, 2001  between  Crown  Diversified
                    Industries   Corporation   and   Connectria   Corporation  a
                    subsidiary of the Company
     10.5(4)        Amending  Agreement  dated December 1, 1998 between Sun Life
                    Assurance Company of Canada and the Company
     10.6(2)(5)     Employment  Agreement  dated  January  2, 2002  between  the
                    Company and Verne Pecho
     10.7(2)(6)     2002 Stock Purchase Plan
     10.8(7)        Exchange  Agreement  dated as of June  26,  2002  among  the
                    Company,  Connectria  Corporation,  Richard S.  Waidmann and
                    Eric Y. Miller
     10.9(7)        Amendment  to Exchange  Agreement  dated as of June 30, 2002
                    among  the  Company,  Connectria  Corporation,   Richard  S.
                    Waidmann and Eric Y. Miller
     10.10(7)       Warrant dated as of June 29, 2002 to purchase  50,380 shares
                    of  Series  A  Nonvoting   Preferred   Stock  of  Connectria
                    Corporation
     10.11(7)       $250,000  Promissory  Note dated as of June 30, 2002 made by
                    Connectria Corporation in favor of the Company
     10.12(7)       Security  Agreement  dated  as  of  June  30,  2002  between
                    Connectria Connectria and the Company
     10.13(2)(8)    Employment  Agreement  dated  January  1, 1999  between  the
                    Company and Glenn Y. Kumoi
     10.14(2)(8)    Settlement  Agreement dated May 31, 2002 between the Company and Gene Mastro*
     10.15(2)(9)    Employment  Agreement  dated  August  1,  2003  between  the
                    Company and Peter Hill Rankin
     10.16(2)(9)    Employment  Agreement  dated  September  3, 2003 between the
                    Company and Glenn Kumoi
     10.17(2)(9)    Employment  Agreement  dated  September  4, 2003 between the
                    Company and Erik Dysthe
     10.18(2)(9)    Employment  Agreement  dated  August 20,  2003  between  the
                    Company and Joo-Hyung (Tommy) Lee
     10.19(2)(11)   Settlement  Agreement  dated  January  7, 2004  between  the
                    Company and Walter J. Beisheim
     10.20(2)(11)   Employment  Agreement  dated  August 18,  1997  between  the
                    Company and Poul Kvist
     10.21(2)(11)   Employment  Agreement  dated  October 21,  2002  between the
                    Company and Rob Owen
     10.22(2)(11)   Settlement  Agreement  dated  October 30,  2003  between the
                    Company and Rob Owen
     10.23          Combination  Agreement  dated as of April 12,  2004 among At
                    Road, Inc., Orion Exchange Co. Ltd. and the Company
     14.1(11)       Code of Ethics
     31.1           Section 302 Certification of Chief Executive Officer
     31.2           Section 302 Certification of Chief Financial Officer
     32.1           Section 906 Certification of Chief Executive Officer
     32.2           Section 906 Certification of Chief Financial Officer
     99.1           Risk Factors
-------------------

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

(8) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2002.
(9) Previously filed as exhibits with the Registrant's Form 10-Q for the quarterly period ended September 30, 2003.
(10) Previously filed as exhibits with the Registrant's Form 8-K filed on December 18, 2003.
(11) Previously filed as exhibits with the Registrant's Form 10-K for the year ended December 31, 2003.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b-2 promulgated under the Securities Exchange act of 1934, as amended.


          (b)  Reports on Form 8-K

     The Company furnished a Form 8-K on February 3, 2004 pursuant to Item 9 regarding the settlement of the Citizens litigation. The Company furnished a Form 8-K on February 27, 2004 pursuant to Item 9 attaching the Company's earnings release for the 2003 fiscal year and a press release regarding the restatement of the Company's financial statements as further described in Part II, Item 4, Controls and Procedures, within this quarterly report. The information furnished by the Company in a Form 8-K pursuant to Item 9 shall not be deemed to be filed pursuant to the Exchange Act.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MDSI MOBILE DATA SOLUTIONS INC.


Date:  May 12, 2004          By:  /s/  Erik Dysthe
                                  -------------------------------------------
                                  Name:  Erik Dysthe
                                  Title: President, Chief Executive Officer,
                                         Chairman of the Board and Director




Date:  May 12, 2004          By:  /s/  Verne D. Pecho
                                  -------------------------------------------
                                  Name:  Verne D. Pecho
                                  Title: Vice President Finance & Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)