Form 10-Q
period 2004-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-08-13
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-28968

MDSI MOBILE DATA SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

CANADA (Jurisdiction of incorporation)	NOT APPLICABLE (I.R.S. Employer Identification No.)

10271 Shellbridge Way
Richmond, British Columbia,
Canada V6X 2W8
(604) 207-6000
(Address and telephone number of registrant’s principal executive offices)

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
Yes               No     X

The number of outstanding shares of the Registrant’s common stock, no par value, at August 9, 2004 was 8,335,886

MDSI Mobile Data Solutions Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2004

Part I — FINANCIAL INFORMATIONITEM

ITEM 1.   FINANCIAL STATEMENTS

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
(Unaudited)

	As at
	June 30,	December 31,

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 18,750,990	$ 15,827,043
Accounts receivable, net
Trade (net of allowance for doubtful accounts $284,086; 2003 - $2,792,415)	5,509,049	8,610,846
Unbilled	2,419,728	2,446,271
Prepaid expenses and other assets	1,090,194	1,838,425

	27,769,961	28,722,585

CAPITAL ASSETS, NET	7,227,679	7,990,457

LONG TERM DEFERRED TAXES	358,640	357,628

TOTAL ASSETS	$ 35,356,280	$ 37,070,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,981,836	$ 1,786,665
Accrued liabilities (note 4)	5,691,432	4,677,980
Income taxes payable	1,138,488	917,183
Deferred revenue	9,264,810	11,560,446
Current obligations under capital lease	1,035,959	1,204,269

	19,112,525	20,146,543

OBLIGATIONS UNDER CAPITAL LEASES	503,915	982,016

TOTAL LIABILITIES	19,616,440	21,128,559

Commitments and Contingencies (note 5)

STOCKHOLDERS' EQUITY
Common stock	44,711,878	44,329,182
Additional paid-up capital	2,357,128	2,222,128
Deficit	(30,639,062)	(29,919,095)
Accumulated other comprehensive loss	(690,104)	(690,104)

	15,739,840	15,942,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 35,356,280	$ 37,070,670

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

REVENUE
Software and services	$ 7,250,212	$ 7,379,187	$ 14,731,926	$ 14,592,620
Maintenance and support	4,357,923	3,368,101	8,660,650	6,185,895
Third party products and services	192,727	611,937	1,058,984	2,464,682

	11,800,862	11,359,225	24,451,560	23,243,197

DIRECT COSTS	4,822,554	5,638,356	11,412,543	11,566,460

GROSS PROFIT	6,978,308	5,720,869	13,039,017	11,676,737

OPERATING EXPENSES
Research and development	1,597,346	1,418,925	3,132,690	2,697,951
Sales and marketing	2,317,201	2,884,236	4,452,252	5,832,179
General and administrative	1,971,260	1,612,857	3,724,321	3,182,923
Bad Debts Expense	73,586	--	73,586	--
Strategic Expenses	1,770,299	825,120	2,120,299	825,120

	7,729,692	6,741,138	13,503,148	12,538,173

OPERATING LOSS	(751,384)	(1,020,269)	(464,131)	(861,436)

OTHER (EXPENSE) INCOME	(11,220)	(208,491)	214,898	(461,110)

LOSS FROM OPERATIONS BEFORE TAX PROVISION	(762,604)	(1,228,760)	(249,233)	(1,322,546)

PROVISION FOR INCOME TAXES	300,946	124,996	470,734	224,258

NET LOSS FOR THE PERIOD	(1,063,550)	(1,353,756)	(719,967)	(1,546,804)

DEFICIT, BEGINNING OF PERIOD	(29,575,512)	(26,469,400)	(29,919,095)	(26,276,352)

DEFICIT, END OF PERIOD	$(30,639,062)	$(27,823,156)	$(30,639,062)	$(27,823,156)

Loss per common share
Net Loss
Basic	$ (0.13)	$ (0.17)	$ (0.09)	$ (0.19)

Diluted	$ (0.13)	$ (0.17)	$ (0.09)	$ (0.19)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,063,550)	$(1,353,756)	$ (719,967)	$(1,546,804)
Items not affecting cash:
Depreciation	695,915	771,853	1,274,976	1,502,614
Deferred income taxes	--	170,000	(1,012)	170,000
Stock based compensation charge	--	--	135,000	--
Changes in non-cash operating
working capital items (note 6)	2,359,729	2,087,207	3,010,863	3,901,376

Net cash provided by operating
activities	1,992,094	1,675,304	3,699,860	4,027,186

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Shares	354,739	3,966	382,696	77,033
Repayment of capital leases	(282,211)	(318,915)	(646,411)	(789,472)

Net cash provided by (used in)
financing activities	72,528	(314,949)	(263,715)	(712,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(187,437)	(203,983)	(512,198)	(626,076)

Net cash used in investing activities	(187,437)	(203,983)	(512,198)	(626,076)

NET CASH INFLOW	1,877,185	1,156,372	2,923,947	2,688,671

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	16,873,805	12,549,244	15,827,043	11,016,945

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,750,990	$ 13,705,616	$ 18,750,990	$ 13,705,616

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulation S-X.

While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the “Company” or “MDSI”) filed on Form 10-K for the year ended December 31, 2003.

(b)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, amortization, determination of the net recoverable value of assets, revenue recognized on long term contracts, taxes and contingencies. Actual results could differ from those estimates.

(c)	Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

We generally provide services with our supply agreements that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using the percentage of completion method of contract accounting.

License Fees and Professional Services

Our supply agreements generally include multiple products and services, or “elements.” We use the residual method to recognize revenue when a supply agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales, or renewal terms of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee, which relates to the license and implementation services, is recognized as revenue on a percentage of completion basis. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established.

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

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Recently issued accounting standards

In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to remeasure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company does not have any significant cost method investments and therefore adoption is not expected to have a significant impact on its consolidated financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net loss for the period	$ (1,259,301)	$ (1,705,430)	$ (1,155,799)	$ (2,242,934)

Basic and fully diluted loss
per common share	$ (0.15)	$ (0.21)	$ (0.14)	$ (0.27)

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Stock-based compensation (continued)

Using the fair value method for stock-based compensation, additional compensation costs of approximately $195,751 would have been recorded for the three months ended June 30, 2004 (2003 — $351,674), and $435,832 would have been recorded for the six months ended June 30, 2004 (2003 — $696,130). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized expected volatility of the Company’s share price of 47% and a weighted average annualized risk free interest rate at 1.1%.

2.	SEGMENTED INFORMATION

The Company operates in a single business segment, the Field Service business segment.

The Company earned revenue from sales to customers in the following geographic locations:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Canada	$ 482,454	$ 539,429	$ 966,621	$ 812,866
United States	6,585,757	5,975,850	13,517,075	11,281,187
Europe, Middle East and Africa	4,605,520	4,698,362	9,661,177	10,722,178
Asia and other	127,131	145,584	306,687	426,966

	$11,800,862	$11,359,225	$24,451,560	$23,243,197

Major customers

During the three months ended June 30, 2004 revenue from two customers accounted for approximately 17.3% and 13.9% (2003 – 13.5% and 16.7%), respectively, of total revenue. During the six months ended June 30, 2004 revenue from two customers accounted for approximately 17.7% and 13.5% (2003 – 17.1% and 13.1%), respectively, of total revenue.

3.	LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In periods for which there is a reported net loss, potentially dilutive securities have been excluded from the calculation, as their effect would be anti-dilutive.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

3.	LOSS PER COMMON SHARE (continued)

The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Basic weighted average shares outstanding	8,280,528	8,202,814	8,251,554	8,194,129
Effect of dilutive securities;
Stock options	--	--	--	--

Diluted weighted average shares outstanding	8,280,528	8,202,814	8,251,554	8,194,129

4.	RESTRUCTURING CHARGE

During 2001, in response to uncertain economic conditions and poor financial performance, the Company announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs. In connection with the restructuring the Company recorded a charge of $6.1 million. A breakdown of the nature of the charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash write-down of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(5,750,899)

Accrued restructuring charges included in accrued
liabilities at June 30, 2004	$ 355,028

Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

The Company has recorded a $1.9 million provision relating to surplus office space under long-term leases by the Company at two locations. The Company has incurred approximately $1.5 million of cash costs relating to this provision leaving an accrual of $0.4 million remaining as at June 30, 2004. The Company expects that the charge will be substantially drawn down no later than the fourth quarter of 2004.

5.	COMMITMENTS AND CONTINGENCIES

(a)	Contingency

From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company is not aware of any claims that would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)

5.	COMMITMENTS AND CONTINGENCIES (continued)

(b)	Commitment

The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company’s obligation may increase as a result of contract expansions.

(c)	Indemnifications

The Company typically includes indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements that may arise through the normal use or proper possession of the Company’s software. To date the Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no amounts have been accrued for such potential indemnification obligations.

6.	CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Accounts Receivable	$ 3,454,168	$(2,262,125)	$ 3,128,340	$(1,122,041)
Prepaid expenses	205,518	112,976	748,232	538,961
Income taxes payable	222,576	23,418	221,304	19,746
Accounts payable and accrued
liabilities	569,534	1,306,286	1,208,623	503,137
Deferred revenue	(2,092,067)	2,906,652	(2,295,636)	3,961,573

	$ 2,359,729	$ 2,087,207	$ 3,010,863	$ 3,901,376

7.	STRATEGIC EXPENSES

Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions.

8.	SUBSEQUENT EVENTS

On July 27, 2004 the Company announced that the Company and At Road Inc. had mutually agreed to terminate the acquisition agreement signed in April 2004 that would have resulted in At Road Inc. acquiring the Company. The termination of the agreement will not result in any penalty or termination fee being payable by either party.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company’s dependence upon large contracts and relative concentration of customers, the failure of MDSI to successfully execute its business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI’s competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

        Unless otherwise noted, all financial information in this report is expressed in the Company’s functional currency, United States dollars. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

Overview

        MDSI develops, markets, implements and supports mobile workforce management and wireless connectivity software for use by a wide variety of companies that have substantial mobile workforces, such as utilities, telecommunications and cable/broadband companies. The current version of the Company’s software is known as Advantex r7. MDSI’s products are used by such companies in conjunction with public and private wireless data communications networks to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce. The Company’s products are designed to provide a cost-effective method for companies with mobile workers to utilize data communications to communicate with such workers, and for such workers to interface on a real-time basis with their corporate information systems.

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

Strategic Transaction

        During 2003, the Company retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors, to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. As a result of this process, on April 12, 2004, the Company signed a definitive combination agreement with At Road Inc. (“At Road”) providing for the acquisition of the Company by At Road. On July 27, 2004 the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party. Given the Company’s fiduciary responsibilities to its shareholders, it will consider possible future strategic transactions. See “Forward-Looking Statements” and the risk factors in Exhibit 99.1.

Restructuring

        The Company believes that economic conditions and trends have adversely affected and may continue to affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The current excess supply of capacity in the telecommunications industry has adversely affected the financial condition of many telecommunications companies worldwide. In addition, economic conditions and developments in the energy markets have had an adverse effect on the financial condition of energy and utility companies in certain geographic areas of North America. The Company believes that these and other factors have adversely affected demand for products and services offered by the Company, as certain prospective and existing customers have delayed or deferred purchasing decisions, have elected not to purchase the Company’s products, or have sought to terminate existing contracts for the Company’s products and services. As a result, the Company’s results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of facts, particularly the timing and receipt of significant orders. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic and political conditions are likely to continue to affect demand for the Company’s products and services in 2004, particularly demand for software and related services. See “Forward-Looking Statements.” Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts.

        In order to address the uncertainties caused by these economic trends, MDSI announced in 2001 its intention to reduce its operating expenses through workforce reductions and other measures. These measures have been gradually implemented with incremental reductions in costs each quarter, and were expected to result in an estimated $2.9 million in cost reductions per quarter by the end of 2002. A majority of the savings were realized by reduced salary and payroll costs, and the remaining savings have been realized from the subleasing of excess space and a reduction in discretionary spending. As a result of the sale of the Company’s public safety operations during the second quarter of 2002, the Company exceeded the estimated quarterly savings. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company’s business operations.

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

Total Restructuring Charge

Workforce reduction	$ 3,375,000
Provision for excess office space	1,861,000
Non cash write-down of capital assets	563,780
Other	306,147

Total restructuring charges	6,105,927
Cumulative draw-downs	(5,750,899)

Accrued restructuring charges included in accrued
liabilities at June 30, 2004	$ 355,028

Provisions relating to workforce reductions, write-down of capital assets, and other items have been fully drawn-down, and no further expenditures relating to these items are expected to be incurred.

        The Company has recorded a $1.9 million provision relating to surplus office space under long term leases by the Company at two locations. The Company has incurred approximately $1.5 million of cash costs relating to this provision leaving an accrual of $0.4 million remaining as at June 30, 2004. The Company expects that the provision will be substantially drawn down no later than the fourth quarter of 2004.

Field Service Business

        The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI’s Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization’s existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company’s larger contracts only a limited number of the users are rolled out initially, with the balance implemented over a period that may extend up to one year or more. Where increases in mobile workforces require or where additional departments of mobile workers are added, additional mobile computing devices may be installed, which may result in additional revenue for the Company. See “Forward-Looking Statements.”

        Revenue for software and services has historically accounted for a substantial portion of the Company’s revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which historically has included a warranty period that is generally ninety days in length. These services are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total man-days incurred over the total estimated man days to complete the contract.

        The Company’s customers typically enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing at delivery, or after expiration of any warranty period. Maintenance agreements typically have a term of one year and are invoiced either annually, quarterly, or monthly. Revenue for these services is recognized ratably over the term of the contract.

        The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware and software upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract. Also included in third party revenue are reimbursements to the Company for out of pocket expenses incurred on implementation projects performed by the Company. EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses” requires characterization of these expenses as revenue. An equal and offsetting amount of expense is recognized relating to these reimbursements as direct costs.

        The Company believes that it will periodically supply third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party products and services will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large fluctuations in revenue.

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

Recent Accounting Pronouncements

        In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to remeasure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

        In March 2004, the FASB ratified consensuses reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The company does not have any significant cost method investments and therefore adoption is not expected to have a significant impact on its consolidated financial statements.

        In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.

Critical Accounting Policies and Significant Estimates

        The significant accounting policies are outlined within Note 1 to the Condensed Consolidated Financial Statements and the significant accounting policies disclosed in the Consolidated Financial Statements for the year ended December 31, 2003. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment and involve complex estimation:

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

Accounts Receivable

        The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At June 30, 2004, the allowance for doubtful accounts was $0.3 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

Revenue Recognition

        We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

        We generally provide services with our supply agreements that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using the percentage of completion method of contract accounting.

License Fees and Professional Services

        Our supply agreements generally include multiple products and services, or “elements.” We use the residual method to recognize revenue when a supply agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales, or renewal terms of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee, which relates to the license and implementation services, is recognized as revenue on a percentage of completion basis. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established.

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

Indemnification

        The Company typically includes indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements that may arise through the normal use or proper possession of the Company’s software. To date the Company has not experienced any significant obligations under customer indemnification provisions and accordingly, no amounts have been accrued for such potential indemnification obligations.

Commitment

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company’s obligation may increase as a result of contract expansions.

Results of Operations

        The Company’s net loss was $1.1 million for the three months ended June 30 , 2004. This compares to a net loss of $1.4 million for the three months ended June 30, 2003. Net loss decreased primarily due to an increase in revenue and a decrease in direct costs, partially offset by an increase in strategic expenses.

        The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

REVENUE
Software and services	61.5%		65.0%		60.3%		62.80%
Maintenance and support	36.9%		29.6%		35.4%		26.6%
Third party products and services	1.6%		5.4%		4.3%		10.6%

	10	0%	10	0%	10	0%	10	0%
DIRECT COSTS	40.9%		49.6%		46.7%		49.8%

GROSS PROFIT	59.1%		50.4%		53.3%		50.4%

OPERATING EXPENSES
Research and development	13.5%		12.5%		12.8%		11.6%
Sales and marketing	19.6%		25.4%		18.2%		25.1%
General and administrative	16.7%		14.2%		15.2%		13.7%
Bad Debts Expense	0.6%		--		0.3%		--
Strategic expenses	15.0%		7.3%		8.7%		3.5%

	65.5%		59.4%		55.2%		53.9%

OPERATING LOSS	(6	.4)%	(9	.0)%	(1	.9)%	(3	.7)%

OTHER (EXPENSE) INCOME	(0	.1)%	(1	.8)%	0.9%		(2	.0)%

LOSS FROM CONTINUING OPERATIONS BEFORE TAX PROVISION	(6	.5)%	(10	.8)%	(1	.0)%	(5.7%)

INCOME TAX EXPENSE (RECOVERY) FROM CONTINUING OPERATIONS	2.5%		1.1%		1.9%		1.0%

NET LOSS FOR THE PERIOD	(9	.0)%	(11	.9)%	(2.9%)		(6.7%)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

        Revenue: Revenue increased by $0.4 million or 3.9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to increases in revenue from maintenance and support services, partially offset by a decrease in revenue from third party products and services.

        Software and services revenue decreased by $0.1 million or 1.7% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The relatively small decrease in revenue was attributable to several significant contracts the

Company entered into in 2002, generating less revenue in the current quarter than in the previous year. These decreases were partially offset by an increased number of contracts the Company was working on in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company expects that these significant contracts will continue to make up a material portion of revenues over the next several quarters. See “Forward-Looking Statements”. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenue was $4.4 million for the three months ended June 30, 2004 as compared to $3.4 million for the three months ended June 30, 2003. Maintenance and support revenue increased primarily due to the initiation of several large maintenance contracts in the past year resulting from growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of services that the Company is engaged to provide in support of its installations.

        Third party products and services revenue decreased by $0.4 million (68.5%) for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Not all customers under contract require the provision of third party products and services. As third party product and services historically have lower margins than the Company’s other sources of revenue, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin which is being recognized on a gross basis, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the three months ended June 30, 2004 the Company did not earn any revenue from these no margin services, as compared to $0.3 million for the three months ended June 30, 2003. See “Forward Looking Statements.”

        Direct Costs. Direct costs were 40.9% of revenue for the three months ended June 30, 2004, compared to 49.6% for the three months ended June 30, 2003. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. Direct costs as a percentage of revenue has decreased over the comparative period partly as a result of the Company negotiating and receiving a one-time reimbursement of costs incurred under a project where the costs were expensed in the past. The recovery amounted to approximately $0.5 million or 4.2% of revenue in the period. The remaining decline in direct costs during the period was due to a favorable mix of higher margin projects during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company has entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. This agreement was in effect for both the three months ended June 30, 2004 and the three months June 30, 2003. For the three months ended June 30, 2004 no revenue or cost was recognized under this agreement. For the three months ended June 30, 2003 $0.3 million was recognized as both revenue and cost under this agreement. In the near term the Company expects that direct costs as a percentage of revenue will increase relative to the current period, as the one time recovery of costs is not expected to reoccur. See “Forward-Looking Statements.”

        Gross Margins. Gross margins were 59.1% of revenue for the three months ended June 30, 2004, compared to 50.4% for the three months ended June 30, 2003. Gross margins were higher during the current period due to lower direct costs as a result of a one time cost recovery on one specific contract during the current period. The Company expects in the near term that its gross margin as a percentage of revenue will decrease as described under direct costs. “See “Forward-Looking Statements.”

        Research and Development. Research and development expenses were $1.6 million, or 13.5% of revenue, for the three months ended June 30, 2004, compared to $1.4 million, or 12.5% of revenue, for the three months ended June 30, 2003. The increase in research and development expenses was a result of the Company’s commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing. Sales and marketing expenses were $2.3 million, or 19.6% of revenue, for the three months ended June 30, 2004, compared to $2.9 million, or 25.4% of revenue, for the three months ended June 30, 2003. Sales and marketing expenses in the second quarter of 2004 decreased by approximately $0.6 million compared to the same period of 2003. The decrease in expenditures in the current period was due to the Company’s user conference in the current year being held locally which decreased costs, and personnel reductions and reductions to related expenses in the current year as compared to the prior year. See “Forward-Looking Statements”. The Company anticipates that its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative. General and administrative expenses were $2.0 million, or 16.7% of revenue, for the three months ended June 30, 2004, compared to $1.6 million, or 14.2% of revenue, for the three months ended June 30, 2003. General and administrative increased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 as a result of an increase in professional services fees incurred by the Company. The Company expects that in the near future, general and administrative expenditures will decrease as a result of the reduction in the amount of professional fees incurred. See “Forward-Looking Statements”.

        Strategic expenses. Strategic expenses were approximately $1.8 million, or 15.0% of revenue, for the three months ended June 30, 2004, compared to $0.8 million, or 7.3% of revenue, for the three months ended June 30, 2003. Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions. On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party. The Company expects it will from time to time consider new strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses associated with such opportunities or whether the Company will be successful in negotiating a successful transaction. See “Forward-Looking Statements.”

        Other Income (Expense). Other income (expense) was ($11,000) for the three months ended June 30, 2004 as compared to $(208,000) for the three months ended June 30, 2003. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes. The Company provided for income tax recovery on income (losses) for the three months ended June 30, 2004 and 2003 at rates of 29.5% and (31.0%) respectively after adjusting for strategic expenses incurred in the respective periods. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for the recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

        Revenue. Revenue increased by $1.2 million or 5.2% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to increases in revenue from maintenance and support and software and services partially offset by a decline in third party products and services revenue.

        Software and services revenue increased by $0.1 million or 1.0% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The relatively small increase in revenue was attributable to an increase in the number of projects the Company was undertaking in the current year, partially offset by several significant contracts the Company entered into in 2002, generating less revenue in the current six month period than in the previous year’s comparable period. These contracts continue to generate significant revenue for the Company. The Company expects that these contracts will continue to make up a significant portion of revenues over the next several quarters. See “Forward-Looking Statements”. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenue was $8.6 million for the six months ended June 30, 2004 as compared to $6.2 million for the six months ended June 30, 2003. Maintenance and support revenue increased primarily due to the initiation of several large maintenance contracts in the past year resulting from growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the level of services that the Company is engaged to provide in support of its installations.

        Third party products and services revenue decreased by $1.4 million (57.1%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Third party products and services revenue decreased primarily due to the Company agreeing to supply a large amount of third party services at no margin in connection with one particular contract. For the six months ended June 30, 2004 approximately $0.3 million of these third party services were provided, as compared to $1.4 million for the six months ended June 2003. See “Forward Looking Statements.”

        Direct Costs. Direct costs were 46.7% of revenue for the six months ended June 30, 2004, compared to 49.8% for the six months ended June 30, 2003. Direct costs as a percentage of revenue has decreased over the comparative period partly as a result of the Company negotiating and receiving a one-time reimbursement of costs incurred under a project where the costs were expensed in the past. The recovery amounted to approximately $0.5 million or 1.9% of revenue in the period. As a result, direct costs as a percentage of revenue have decreased, and the Company expects that direct costs as a percentage of revenue will increase relative with the current period, as the one time recovery of costs in not expected to reoccur. See “Forward-Looking Statements.”

        Gross margins were 53.3% of revenue for the six months ended June 30, 2004, compared to 50.2% for the six months ended June 30, 2003. The increase in gross margins as a percentage of revenue relates partly to an agreement whereby the Company negotiated and received a one time reimbursement of costs incurred under a project where the costs were expensed in the past. The Company expects that in the near term that its gross margins as a percentage of revenue will decrease as described under direct costs. See “Forward-Looking Statements.”

        Research and Development. Research and development expenses were $3.1 million, or 12.8% of revenue, for the six months ended June 30, 2004, compared to $2.7 million, or 11.6% of revenue, for the six months ended June 30, 2003. The increase in research and development expenses is a result of the Company’s commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing. Sales and marketing expenses were $4.5 million, or 18.2% of revenue, for the six months ended June 30, 2004, compared to $5.8 million, or 25.1% of revenue, for the six months ended June 30, 2003. The decrease in expenditures in the current period was due to the Company’s user conference in the current year being held locally which decreased costs, and personnel reductions and reductions to related expenses in the current year as compared to the prior year. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative. General and administrative expenses were $3.7 million, or 15.2% of revenue, for the six months ended June 30, 2004, as compared to $3.2 million, or 13.7% of revenue, for the six months ended June 30, 2003. General and administrative expenses increased in relation to the comparative period as a result of an increase in professional fees incurred by the Company. The Company expects that in the near future, general and administrative expenditures will decrease as a result of a decrease in the amount of professional fees incurred.. See “Forward-Looking Statements”.

        Strategic expenses. Strategic expenses were approximately $2.1 million, or 8.7% of revenue, for the six months ended June 30, 2004, compared to $0.8 million or 3.6% of revenue, for the three months ended June 30, 2003. Strategic expenses consist of professional fees associated with investigating potential corporate transactions. On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party. The Company expects it will from time to time consider new strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses associated with such opportunities or whether the Company will be successful in negotiating a successful transaction. See “Forward-Looking Statements.”

        Other (Expense) Income. Other (expense) income was $215,000 for the six months ended June 30, 2004 as compared to ($461,000) for the six months ended June 30, 2003. Substantially all of other income (expense) relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes. The Company provided for income tax expense (recovery) on income (losses) for the six months ended June 30, 2004 and 2003 at rates of 24.6% and (44.5%) respectively, after adjusting for strategic expenses incurred in the respective periods. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for recovery of taxes on the strategic expenses as the Company has significant tax losses in Canada where there is no certainty of realization.

Liquidity and Capital Resources

        The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At June 30, 2004, the Company had cash and cash equivalents of $18.8 million and working capital of $8.5 million.

        Cash provided by operating activities was $2.0 million for the three months ended June 30, 2004 compared to $1.7 million for the three months ended June 30, 2003. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.7, is due to a net decrease in non-cash working capital items of $2.5 million and net loss of $1.2 million for the three months ending June 30, 2004. The net decrease in non-cash operating working capital items is due primarily to a net decrease in unbilled and trade receivables, partially offset by an decrease in deferred revenue. The decrease in unbilled and trade receivables and deferred revenue is due to timing differences arising between revenue recognition and billing milestones in multiphase projects.

        The Company maintains as at June 30, 2004 a provision of $0.3 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

        Cash provided by financing activities of $73,000 during the three months ended June 30, 2004 primarily relates to $355,000 in proceeds from the issuance of shares on the exercise of employee stock options, partially offset by $282,000 in repayments of capital leases made during the quarter. The capital leases are to be repaid over a 36 month period ending December 22, 2006, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

        Cash used in investing activities was $0.2 million for the three months ended June 30, 2004 as compared to $0.2 million for the three months ended June 30, 2003. Total investing activity during the three months ended June 30, 2004 consisted of $0.2 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in implementation activities. Investing activities in 2003 also related to purchases of capital assets.

        Existing sources of liquidity at June 30, 2004 include $18.8 million of cash and cash equivalents and additional funds available under the Company’s operating line of credit. At June 30, 2004, the Company’s borrowing capacity under the line of credit was up to $10 CAD million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.5%. At June 30, 2004, the Company was not using this line of credit, other than to secure performance guarantees.

        The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company’s products, an increase in the length of the sales cycle for the Company’s products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the Company’s operating cash flow and liquidity. See “Forward Looking Statements” and the risk factors in Exhibit 99.1.

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

        As at June 30, 2004, the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease
Obligations	$1,650,257	$1,124,167	$ 526,090	--	--

Operating Leases	$5,384,277	$1,341,312	$2,366,614	$1,676,351	--

Total Contractual
Obligations	$7,034,534	$2,465,479	$2,892,704	$1,676,351	--

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company’s obligation may increase as a result of contract expansions.

        In addition to these commercial commitments the Company has also provided a letter of credit in the amount of CAD $1,864,568 (USD $1,440,192) expiring October 1, 2004. The Company has pledged an amount equal to the letter of credit as a guarantee against its operating line of credit as security.

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

        The Company’s foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at June 30, 2004 and June 30, 2003, the Company had no foreign currency forward contracts outstanding.

Off-Balance Sheet Transactions

        The Company does not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

        As of June 30, 2004, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $3.9 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

        To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars

        At June 30, 2004 and June 30, 2003, we had no outstanding currency forward exchange contracts, and during the three months ended June 30, 2004 and June 30, 2003, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for the three months ended June 30, 2004 or June 30, 2003.

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

        While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations will not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of June 30, 2004, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

        As disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, the Company has undertaken certain steps to strengthen the Company’s internal control over financial reporting. These steps include implementing a formal contract review checklist for each new contract, a thorough review and analysis of new software and implementation contracts by senior members of the Company’s accounting group, a determination of the appropriate revenue recognition treatment for each new contract by senior members of the accounting group, revisions to the Company’s standard contractual wording, improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level, requiring any exceptions to the Company’s standard contractual wording to be approved at a senior management level and review by management of any unusual terms which may impact its historical practice of accounting for revenue. The Company’s management plans to undertake a further review and assessment of the Company’s internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company’s management may recommend and the Company may implement additional changes in the Company’s internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company’s current level of activities, the Company is evaluating the level of staffing of its finance group.

        Except as described in the foregoing paragraphs, no changes were made in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this quarterly report on Form 10-Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).

        Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, with respect to the Company’s internal accounting controls, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

Note Regarding Control Limitations

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        From time to time, the Company is a party to other litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company is not aware of any claims that would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

For Items 2 and 3 there was no reportable information for the three months ended June 30, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company’s 2003 Annual General Meeting of Shareholders was held on June 14, 2004. A total of 6,068,096 common shares of the Company were represented in person or by proxy at the meeting, consisting of 73.2% of the total number of common shares of the Company outstanding on May 12, 2004, the record date for the meeting.

        At the meeting, the following directors of the Company were re-elected to serve as directors until the 2004 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for directors:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

Erik Dysthe	5,959,208	--	71,964	--	--
Robert C. Harris, Jr	5,699,541	--	331,631	--	--
Mark Rochefort	5,960,708	--	70,464	--	--
Peter Ciceri	5,914,943	--	116,229	--	--
David Van Valkenberg	5,914,943	--	116,229	--	--

        The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s auditors. The following table sets forth information regarding the voting on the proposal:

Proposal	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

Appointment of Deloitte &	6,020,309	1,230	--	--	--
Touche LLP

        The shareholders also defeated the motion to ratify the Company’s shareholder protection rights plan. The following table sets forth information regarding the voting on the motion:

Motion	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

Ratify the Company's	989,775	2,726,405	--	--	2,342,466
shareholder protection
rights plan

ITEM 5.    OTHER INFORMATION

        On April 12, 2004, the Company entered into a definitive agreement to be acquired by At Road. On July 27, 2004 the Company announced that the Company and At Road had mutually agreed to terminate the Agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number		Description
2.1	(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3.1	(1)	Articles of Incorporation of the Company
3.2	(1)	Articles of Amendments of the Company
3.3	(1)	By-laws of the Company
4.1	(1)	Form of Common Share Certificate
4.2	(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada
10.1	(2)(3)	2000 Stock Option Plan
10.2	(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10.3	(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10.4	(4)	Lease dated October 12, 2001 between Crown Diversified Industries Corporation and Connectria Corporation a subsidiary of the Company
10.5	(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10.6	(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10.7	(2)(6)	2002 Stock Purchase Plan
10.8	(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.9	(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.10	(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10.11	(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin
10.12	(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi
10.13	(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe
10.14	(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
10.15	(2)(10)	Settlement Agreement dated January 7, 2004 between the Company and Walter J. Beisheim
10.16	(2)(10)	Employment Agreement dated August 18, 1997 between the Company and Poul Kvist
10.17	(2)(10)	Employment Agreement dated October 21, 2002 between the Company and Rob Owen
10.18	(2)(10)	Settlement Agreement dated October 30, 2003 between the Company and Rob Owen
10.19	(11)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company
10.20	(12)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company.
14.1	(10)	Code of Ethics
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer
99.1		Risk Factors

(1)	Previously filed as exhibits with the same corresponding number with the Registrants’ Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant’s Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
(6)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
(7)	Previously filed as exhibits with the Registrant’s Form 8-K filed on August 14, 2002.
(8)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(9)	Previously filed as exhibits with the Registrant’s Form 8-K filed on December 18, 2003.
(10)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2003.
(11)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003.
(12)	Previously filed as exhibits with the Registrant’s Form 8-K filed on June 22, 2004.

(b)     Reports on Form 8-K

On April 13, 2004, the Company filed a Form 8-K under Item 5 announcing the definitive combination agreement between the Company and At Road, Inc.

On April 27, 2004, the Company filed a Form 8-K under Item 5 enclosing a material change report relating to the proposed transaction with At Road.

On May 25, 2004, the Company filed a Form 8-K under Items 5 and 7 enclosing the management proxy circular and related documentation being submitted to the Company’s shareholders in connection with the annual general meeting of shareholders held on June 14, 2004.

On June 22, 2004, the Company filed a Form 8-K under Items 5 and 7 enclosing the management proxy circular and related documentation being submitted to the Company’s shareholders in connection with the special meeting of the Company’s shareholders that was to be held on August 4, 2004 in relation to the proposed transaction with At Road. This meeting was canceled upon the termination of the Company’s agreement with At Road.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDSI MOBILE DATA SOLUTIONS INC.

Date: August 13, 2004	By: /s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer, Chairman of the Board and Director

Date: August 13, 2004	By: /s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)