Form 10-Q
period 2004-09-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2004-11-15
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes               No     X

The number of outstanding shares of the Registrant’s
common stock, no par value, at November 9, 2004 was 8,349,721

MDSI Mobile Data Solutions Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2004

		Page
Part I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	25
Part II—OTHER INFORMATION
ITEM 6.	EXHIBITS	27
SIGNATURES		29

Part I — FINANCIAL INFORMATIONITEM

ITEM 1.   FINANCIAL STATEMENTS

MDSI MOBILE DATA SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	As at
	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 18,880,380	$ 15,827,043
Accounts receivable, net trade (net of allowance for doubtful	8,880,315	8,610,846
accounts of $302,284; 2003 - $2,792,415)
Unbilled	1,488,308	2,446,271
Prepaid expenses and other assets	1,345,188	1,838,425

	30,594,191	28,722,585

CAPITAL ASSETS, NET	7,090,610	7,990,457
DEFERRED TAXES	358,640	357,628

TOTAL ASSETS	$ 38,043,441	$ 37,070,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 3,622,689	$ 1,786,665
Accrued liabilities	5,336,996	3,725,357
Accrued restructuring charges (note 4)	1,540,388	952,623
Income taxes payable	1,290,658	917,183
Deferred revenue	10,316,552	11,560,446
Current obligations under capital lease	1,299,742	1,204,269

	23,407,025	20,146,543

OBLIGATIONS UNDER CAPITAL LEASES	--	982,016

TOTAL LIABILITIES	23,407,025	21,128,559

Commitments and Contingencies (note 5)

STOCKHOLDERS' EQUITY
Common Stock	44,737,861	44,329,182
Additional paid-up capital	2,406,049	2,222,128
Deficit	(31,817,390)	(29,919,095)
Accumulated other comprehensive loss	(690,104)	(690,104)

	14,636,416	15,942,111

TOTAL LIABILIES AND STOCKHOLDERS' EQUITY	$ 38,043,441	$ 37,070,670

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.

Condensed Consolidated Statements of Operations
(Expressed in United States Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

REVENUE
Software and services	$ 7,604,844	$ 6,975,745	$ 22,336,770	$ 21,568,365
Maintenance and support	4,466,617	3,560,460	13,127,267	9,746,355
Third party products and services	624,800	1,474,247	1,683,784	3,938,929

	12,696,261	12,010,452	37,147,821	35,253,649

DIRECT COSTS	5,867,101	6,054,868	17,279,644	17,621,328

GROSS PROFIT	6,829,160	5,955,584	19,868,177	17,632,321

OPERATING EXPENSES
Research and development	1,924,431	1,324,314	5,057,121	4,022,265
Sales and marketing	2,209,246	2,436,260	6,661,498	8,268,439
General and administrative	1,639,836	1,865,251	5,364,157	5,048,174
Bad Debts expense	--	110,000	73,586	110,000
Strategic expenses (note 7)	220,000	--	2,340,299	825,120
Restructuring charge (note 4)	1,500,000	--	1,500,000	--

	7,493,513	5,735,825	20,996,661	18,273,998

OPERATING LOSS	(664,353)	219,759	(1,128,484)	(641,677)

OTHER EXPENSES	(265,100)	(81,283)	(50,202)	(542,393)

LOSS FROM OPERATIONS
BEFORE TAX PROVISION	(929,453)	138,476	(1,178,686)	(1,184,070)

PROVISION FOR INCOME TAXES	248,875	168,115	719,609	392,373

NET LOSS FOR THE PERIOD	(1,178,328)	(29,639)	(1,898,295)	(1,576,443)

DEFICIT, BEGINNING OF PERIOD	(30,639,062)	(27,823,156)	(29,919,095)	(26,276,352)

DEFICIT, END OF PERIOD	$(31,817,390)	$(27,852,795)	$(31,817,390)	$(27,852,795)

Loss per common share (note 3)

Net Loss per common share
Basic and diluted	$ (0.14)	$ (0.00)	$ (0.23)	$ (0.19)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,178,328)	$ (29,639)	$(1,898,295)	$(1,576,443)
Items not affecting cash:
Depreciation	412,170	647,405	1,687,146	2,150,019
Deferred taxes	--	--	(1,012)	170,000
Stock based compensation charge	48,921	--	183,921	--
Changes in non-cash operating working capital
items (note 6)	1,335,877	1,169,510	4,346,740	5,070,886

Net cash provided by operating activities	618,640	1,787,276	4,318,500	5,814,462

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	25,983	2,867	408,679	79,900
Repayment of capital leases	(240,132)	(596,988)	(886,543)	(1,386,460)

	(214,149)	(594,121)	(477,864)	(1,306,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(275,101)	(198,083)	(787,299)	(824,159)

Net cash used in investing activity	(275,101)	(198,083)	(787,299)	(824,159)

NET CASH INFLOW	129,390	995,072	3,053,337	3,683,743

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,750,990	13,705,616	15,827,043	11,016,945

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,880,380	$ 14,700,688	$ 18,880,380	$ 14,700,688

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the SEC’s Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

Third party products and services

Revenue from sales of third party products and services is recognized on delivery of the products. Services are recognized on a percentage-complete basis. When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF No. 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases, we ultimately manage the engagement.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Recently issued accounting standards

In June 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed Statement, “Fair Value Measurements”, to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current US GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to remeasure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

In March 2004, the FASB ratified consensuses reached by the EITF with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company does not have any significant cost method investments and therefore adoption is not expected to have a significant impact on its consolidated financial statements.

In December 2003, the SEC issued SAB No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.

(e)	Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price of the common stock option at the date granted.

The following pro forma financial information presents the net loss for the quarter and loss per common share had the Company adopted SFAS No. 123 “Accounting for Stock-based Compensation.”

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net loss for the period	$ (1,251,162)	$ (400,831)	$ (2,406,961)	$ (2,643,765)

Basic and diluted loss per
common share	$ (0.15)	$ (0.05)	$ (0.29)	$ (0.32)

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Using the fair value method for stock-based compensation, additional compensation costs of approximately $72,834 would have been recorded for the three months ended September 30, 2004 (2003 — $371,192), and $508,666 would have been recorded for the nine months ended September 30, 2004 (2003 — $1,067,322). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of four years, average life of the option of 5 years, a weighted average annualized expected volatility of the Company’s share price of 47% and a weighted average annualized risk free interest rate at 1.1%.

2.	SEGMENTED INFORMATION

The Company operates in a single business segment, the Field Service business segment.

The Company earned revenue from sales to customers in the following geographic locations:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Canada	$ 269,528	$ 434,708	$ 1,236,149	$ 1,247,574
United States	8,182,654	6,549,094	21,699,729	17,830,282
Europe, Middle East and Africa	4,159,947	4,917,261	13,821,124	15,639,439
Asia and other	84,132	109,388	390,819	536,354

	$12,696,261	$12,010,452	$37,147,821	$35,253,649

Major customers

During the three months ended September 30, 2004 revenue from two customers accounted for approximately 20.9% and 5.4% (2003 – 15.6% and 15.1%), respectively, of total revenue. During the nine months ended September 30, 2004 revenue from two customers accounted for approximately 18.8% and 10.7% (2003 – 16.8% and 13.8%), respectively, of total revenue.

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

The following table reconciles the number of shares utilized in the loss per common share calculations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Basic weighted average shares	8,325,147	8,204,691	8,276,085	8,197,650
outstanding
Effect of dilutive securities;
Stock options	--	--	--	--
Diluted weighted average shares	8,325,147	8,204,691	8,276,085	8,197,650
outstanding

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

4.	RESTRUCTURING CHARGE

During the three months ended September 30, 2004 the Company announced a restructuring plan approved by the Company’s Board of Directors to enable the Company to operate in a more effective and efficient manner and reduce costs. The Company recorded a charge of $1.5 million in connection with this restructuring. The $1.5 million charge relates to costs of workforce reduction for approximately 30 affected employees, stock based compensation charges and other related costs.

As at September 30, 2004 a provision of approximately $290,000 remained from a restructuring charge taken in 2001. The remaining provision relates to excess space the Company has under lease.

A breakdown of the nature of the restructuring charges and the costs incurred to date is as follows:

Total Restructuring Charge

Workforce reduction	$ 1,385,000
Stock based compensation	50,000
Other	65,000

Total 2004 restructuring charges	1,500,000
Cumulative draw-down on 2004 charge	(250,000)

2004 restructuring charge in accrued liabilities as at
September 30, 2004	$ 1,250,000
Remaining accrual from 2001 restructuring charge relating to
excess office space	290,388

Accrued restructuring charges included in current liabilities
at September 30, 2004	$ 1,540,388

The Company recorded a charge of $1,385,000 related to employee separation costs as a result of the elimination of approximately 30 positions made in an effort to increase efficiency and reduce costs. As at September 30, 2004 cash disbursements of approximately $200,000 had been made related to this charge leaving an accrual of approximately $1,185,000 relating to workforce reduction.

The Company has recorded a charge of $50,000 related to the changing of vesting conditions on one employee’s stock options as a result of termination.

Other restructuring costs of $65,000 relate to outplacement and related expenses the Company expects to incur as a result of the September 2004 restructuring. As at September 30, 2004 no amounts had been paid in relation to these costs resulting in an accrual of $65,000 as at September 30, 2004.

The Company recorded a $1.9 million provision in 2001 relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $290,000 remaining as at September 30, 2004.

The Company expects that the restructuring charges will be substantially drawn down no later than the second quarter of 2005.

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

5.	COMMITMENTS AND CONTINGENCIES

(a)	Contingency

From time to time, the Company is a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company is not aware of any litigation or claims that would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

(b)	Commitment

The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending in May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company’s obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However negotiations related to this increase have yet to be completed.

(c)	Letter of credit

The Company has also provided a letter of credit in the amount of CAD $1,400,000 (USD $1,102,000) expiring October 1, 2005. The Company has pledged an amount equal to the letter of credit as a guarantee against its operating line of credit as security.

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

6.	CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Accounts receivable	$(2,439,846)	$ 1,906,920	$ 688,494	$ 784,879
Prepaid expenses and other assets	(254,995)	(434,830)	493,237	104,131
Income taxes payable	152,171	20,836	373,475	40,582
Accounts payable and accrued liabilities	1,641,445	895,576	3,447,663	1,621,518
Accrued restructuring charges	1,185,360	(81,907)	587,765	(304,712)
Deferred revenue	1,051,742	(1,137,085)	(1,243,894)	2,824,488

	$ 1,335,877	$ 1,169,510	$ 4,346,740	$ 5,070,886

MDSI MOBILE DATA SOLUTIONS INC.

Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

7.	STRATEGIC EXPENSES

Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions.

A member of the Company’s board of directors is a managing director of Bear Stearns & Co., the investment bank which has provided the Company with services regarding the At Road Inc. transaction. During the nine month period ended September 30, 2004, the Company paid Bear Stearns & Co. expenses in the amount of $0.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI, or developments in MDSI’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company’s dependence upon large contracts and relative concentration of customers, the failure of MDSI to successfully execute its business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions and improvements, product development, product pricing or other initiatives of MDSI’s competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other SEC filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Strategic Transaction

        During 2003, the Company retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors, to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. As a result of this process, on April 12, 2004, the Company signed a definitive combination agreement with At Road Inc. (“At Road”) providing for the acquisition of the Company by At Road. On July 27, 2004 the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement has not resulted in any penalty or termination fee being payable by either party. Given the Company’s fiduciary responsibilities to its shareholders, it will consider possible future strategic transactions. See “Forward-Looking Statements” and the risk factors in Exhibit 99.1.

Restructuring

        The Company operates in a competitive industry that is consolidating and has several vendors offering competitive solutions. As a result, the Company must closely scrutinize costs in order to maintain its competitive position in the market place. As part of these efforts, the Company initiated a review of its internal structure during the three months ended September 30, 2004 and determined that operations could be streamlined and capital resources could be better deployed. As a result, the Board of Directors of the Company approved a restructuring plan that was designed to reduce costs by approximately $3 million on an annual basis. As part of this plan, the Company eliminated approximately 30 positions and intends to minimize other discretionary costs such as travel and professional fees. In order to account for the restructuring plan, the Company recorded a charge in the three months ended September

30, 2004 of $1.5 million related to employee separation costs, stock based compensation and other related costs. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company’s business operations.

A summary of the nature and amounts of the components of the restructuring charge is provided in the following table:

Total Restructuring Charge

Workforce reduction	$ 1,385,000
Stock based compensation	50,000
Other	65,000

Total 2004 restructuring charges	1,500,000
Cumulative draw-down on 2004 charge	(250,000)

2004 restructuring charge in accrued liabilities as at
September 30, 2004	$ 1,250,000
Remaining accrual from 2001 restructuring charge relating to
excess office space	290,388

Accrued restructuring charges included in current liabilities
at September 30, 2004	$ 1,540,388

        The Company recorded a charge of $1,385,000 related to employee separation costs as a result of the elimination of approximately 30 positions made in an effort to increase efficiency and reduce costs. As at September 30, 2004, cash disbursements of approximately $200,000 had been made related to this charge leaving an accrual of approximately $1,185,000 relating to workforce reduction.

        The Company has recorded a charge of $50,000 related to the changing of vesting conditions on one employee’s stock options as a result of termination.

        Other restructuring costs of $65,000 relate to outplacement and related expenses the Company expects to incur as a result of the September 2004 restructuring. As at September 30, 2004, no amounts had been paid in relation to these costs resulting in an accrual of $65,000 as at September 30, 2004.

        The Company recorded a $1.9 million provision in 2001 relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $290,000 remaining as at September 30, 2004.

        The Company expects that the restructuring charges will be substantially drawn down no later than the second quarter of 2005.

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

        The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware and software upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract. Also included in third party revenue are reimbursements to the Company for out of pocket expenses incurred on implementation projects performed by the Company. EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses”, requires characterization of these expenses as revenue. An equal and offsetting amount of expense is recognized relating to these reimbursements as direct costs.

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

        In March 2004, the FASB ratified consensuses reached by the EITF with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company does not have any significant cost method investments and therefore adoption is not expected to have a significant impact on its consolidated financial statements.

        In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have an impact on the consolidated financial statements.

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

Restructuring Charges

        In calculating the restructuring charge related to the costs to eliminate approximately 30 positions the Company was required to estimate the amount of severance pay required to terminate the employment, as well as the cost of any benefit continuity provided to the employee. The Company’s assumptions on either the amount of severance or the cost of benefits or other expenses may be proven incorrect and the actual cost may be materially different from the estimates.

        In calculating the cost to dispose of excess facilities the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the 2001 restructuring plan. The Company’s assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable

        The Company periodically reviews the collectability of its accounts receivable balances. Where significant doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At September 30, 2004, the allowance for doubtful accounts was $0.3 million. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts.

Revenue Recognition

        We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” SAB No. 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

        When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

        On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF No. 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases we ultimately manage the engagement.

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

Warranty

        The Company warrants to its customers that its software will be in substantial conformance with its specifications. If the Company is unable to deliver solutions that substantially conform to specifications, warranty claims could have an adverse effect on the Company’s financial results.

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

Commitment

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. The Company’s obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However negotiations related to this increase have yet to be completed.

Results of Operations

        The Company’s net loss was $1.2 million for the three months ended September 30, 2004. This compares to a net loss of $30,000 for the three months ended September 30, 2003. Net loss increased primarily due to restructuring and strategic expense charges, partially offset by an increase in revenues.

        The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

	Three months ended September 30,				Nine months ended September 30,

	2004		2003		2004		2003

REVENUE
Software and services	59.9%		58.1%		60.1%		61.2%
Maintenance and support	35.2%		29.6%		35.4%		27.6%
Third party products and services	4.9%		12.3%		4.5%		11.2%

	100%		100%		100%		100%
DIRECT COSTS	46.2%		50.4%		46.5%		50.0%

GROSS PROFIT	53.8%		49.6%		53.5%		50.0%

OPERATING EXPENSES
Research and development	15.2%		11.0%		13.6%		11.4%
Sales and marketing	17.4%		20.3%		17.9%		23.5%
General and administrative	12.9%		15.5%		14.4%		14.3%
Bad Debts Expense	—		0.9%		0.2%		0.3%
Strategic expenses	1.7%		—		6.3%		2.3%
Restructuring charge	11.8%		—		4.0%		—

	59.0%		47.7%		56.5%		51.8%

OPERATING LOSS	(5	.2)%	1.8%		(3	.0)%	(1	.8)%
OTHER EXPENSE	(2	.1)%	(0	.7)%	(0	.2)%	(1	.6)%

LOSS FROM OPERATIONS BEFORE TAX PROVISION	(7	.3)%	1.1%		(3	.2)%	(3	.4)%
INCOME TAX EXPENSE	2.0%		1.4%		1.9%		1.1%
NET LOSS FOR THE PERIOD	(9	.3)%	(0	.3)%	(5	.1)%	(4	.5)%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

        Revenue. Revenue increased by $0.7 million or 5.7% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was primarily due to increases in revenue from maintenance and support and software and services, partially offset by a decrease in revenue from third party products and services.

        Software and services revenue increased by $0.6 million or 9.0% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase in revenue was attributable to an increase in the number of projects the Company was undertaking in the current year, partially offset by lower revenues from two existing significant contracts the Company entered into in 2002. These contracts continue to generate significant revenue for the Company. The Company expects that one of these contracts will continue to make up a significant portion of revenues over the next several quarters. See “Forward-Looking Statements”.

        Maintenance and support revenue was $4.5 million for the three months ended September 30, 2004 as compared to $3.6 million for the three months ended September 30, 2003. Maintenance and support revenue increased primarily due to the initiation of several large maintenance contracts in the past year resulting from growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage the Company to support installed systems. Historically the renewal rate of maintenance and support contracts has been relatively high.

        Third party products and services revenue decreased by $0.8 million 57.6% for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Third party products and services revenue is primarily earned from certain customers in the utilities market pursuant to agreements under which the Company provides third party products and services, typically host computer equipment and mobile computing devices, as part of the installation of software and provision of services. Not all customers under contract require the provision of third party products and services. As third party products and services historically have lower margins than the Company’s other sources of revenue, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin which is being recognized on a gross basis, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the three months ended September 30, 2004 the Company did not earn any revenue from these no margin services, as compared to $0.4 million for the three months ended September 30, 2003. See “Forward Looking Statements.”

        Direct Costs.  Direct costs were 46.2% of revenue for the three months ended September 30, 2004, compared to 50.4% for the three months ended September 30, 2003. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support, and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. Direct costs as a percentage of revenue has decreased over the comparative period due to a favorable mix of higher margin projects, which had less embedded software costs, during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The Company has entered into an agreement whereby it has agreed to supply a large amount of third-party services at no margin, in connection with one particular contract. This agreement was in effect for both the three months ended September 30, 2004 and the three months ended September 30, 2003. For the three months ended September 30, 2004 no revenue or cost was recognized under this agreement. For the three months ended September 30, 2003 $0.4 million was recognized as both revenue and cost under this agreement. In the near term the Company expects that direct costs as a percentage of revenue will be consistent with the current period. See “Forward-Looking Statements.”

        Gross Margins.  Gross margins were 53.8% of revenue for the three months ended September 30, 2004, compared to 49.6% for the three months ended September 30, 2003. Gross margins were higher during the current period due to lower direct costs as a result of fewer embedded software costs being incurred, and a smaller amount of zero margin third party services being supplied during the period. The Company expects in the near term that its gross margin as a percentage of revenue will remain consistent as described under direct costs. “See “Forward-Looking Statements.”

        Research and Development.  Research and development expenses were $1.9 million, or 15.2% of revenue, for the three months ended September 30, 2004, compared to $1.3 million, or 11.0% of revenue, for the three months ended September 30, 2003. The increase in research and development expenses was a result of the Company’s commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The Company intends to continue committing a significant portion of its product revenues to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing.  Sales and marketing expenses were $2.2 million, or 17.4% of revenue, for the three months ended September 30, 2004, compared to $2.4 million, or 20.3% of revenue, for the three months ended September 30, 2003. Sales and marketing expenses in the third quarter of 2004 decreased by approximately $0.2 million compared to the same period of 2003. The marginal decrease in expenditures in the current period was due to reductions in personnel and related expenses. See “Forward-Looking Statements”. The Company anticipates that its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international sales efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative.  General and administrative expenses were $1.6 million, or 12.9% of revenue, for the three months ended September 30, 2004, compared to $1.9 million, or 15.3% of revenue, for the three months ended September 30, 2003. General and administrative decreased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 as a result of a decrease in legal and professional fees incurred by the Company. The Company expects that in the near future, general and administrative expenditures will be consistent with the current period. See “Forward-Looking Statements”.

        Strategic expenses.  Strategic expenses were approximately $0.2 million, or 1.7% of revenue, for the three months ended September 30, 2004. There were no strategic expenses incurred during three months ended September 30, 2003. Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions. On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party. The Company expects it will from time to time consider new strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses associated with such opportunities or whether the Company will be able to negotiate and effect a successful transaction. See “Forward-Looking Statements.”

        Restructuring Expenses.  During three months ended September 30, 2004 the Company announced a restructuring plan approved by the Company’s Board of Directors designed to enable the Company to operate in a more effective and efficient manner and to reduce costs. In connection with the restructuring the Company recorded a charge of $1.5 million. There were no restructuring expenses incurred during three months ended September 30, 2003. The restructuring charge relates to costs of employee separation, legal, outplacement and stock based compensation charges related to the reduction of approximately 30 positions. The Company does not expect to incur further restructuring expenses in the near term. See “Forward-Looking Statements.”

        Other (Expense) Income.  Other (expense) income was ($265,000) for the three months ended September 30, 2004 as compared to $(81,000) for the three months ended September 30, 2003. Substantially all of other (expense) income relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes.  The Company provided for income tax expense on income (losses) for the three months ended September 30, 2004 and 2003 at rates of 29.6% and 121.4% respectively after adjusting for strategic and restructuring expenses incurred in the respective periods. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for the recovery of taxes on the strategic or restructuring expenses as the Company has significant tax losses in Canada where there is no certainty of realization.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

        Revenue.  Revenue increased by $1.9 million or 5.4% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase was primarily due to increases in revenue from maintenance and support and software and services partially offset by a decline in third party products and services revenue.

        Software and services revenue increased by $0.8 million or 3.6% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in revenue was attributable to an increase in the number of projects the Company was undertaking in the current year, partially offset by lower revenues from two existing significant contracts the Company entered into in 2002. These contracts continue to generate significant revenue for the Company. The Company expects that one of these contracts will continue to make up a significant portion of revenues over the next several quarters. See “Forward-Looking Statements”. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company anticipates that economic conditions and general trends are likely to continue to have an adverse impact on software and services revenues in future periods. See “Forward-Looking Statements”.

        Maintenance and support revenue was $13.1 million for the nine months ended September 30, 2004 as compared to $9.7 million for the nine months ended September 30, 2003. Maintenance and support revenue increased primarily due to the initiation of several large maintenance contracts in the past year resulting from growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage the Company to support installed systems. Historically the renewal rate of maintenance and support contracts has been relatively high.

        Third party products and services revenue decreased by $2.3 million 57.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Third party products and services revenue decreased primarily due to the Company supplying a large amount of third party services at no margin in connection with one particular contract during the nine months ended September 30, 2003. For the nine months ended September 30, 2004 approximately $0.3 million of these third party services were provided, as compared to $1.8 million for the nine months ended September 2003. See “Forward Looking Statements.”

        Direct Costs.  Direct costs were 46.5% of revenue for the nine months ended September 30, 2004, compared to 50.0% for the nine months ended September 30, 2003. Direct costs as a percentage of revenue has decreased over the comparative period partly as a result of the Company negotiating and receiving a one-time reimbursement of costs incurred under a project where the costs were expensed in the past, and partly due to a favorable mix of higher margin projects, which had less embedded software costs during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The cost reimbursement amounted to approximately $0.5 million or 1.3% of revenue in the period. As a result, direct costs as a percentage of revenue have decreased, and the Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period. See “Forward-Looking Statements.”

        Gross margins were 53.5% of revenue for the nine months ended September 30, 2004, compared to 50.0% for the nine months ended September 30, 2003. The increase in gross margins as a percentage of revenue relates partly to an agreement whereby the Company negotiated and received a one time reimbursement of costs incurred under a project where the costs were expensed in the past, and partly due to a decrease in embedded software costs during the period. The Company expects that in the near term that its gross margins as a percentage of revenue will decrease as described under direct costs. See “Forward-Looking Statements.”

        Research and Development.  Research and development expenses were $5.1 million, or 13.6% of revenue, for the nine months ended September 30, 2004, compared to $4.0 million, or 11.4% of revenue, for the nine months ended September 30, 2003. The increase in research and development expenses is a result of the Company’s commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products. See “Forward-Looking Statements”.

        Sales and Marketing.  Sales and marketing expenses were $6.7 million, or 17.9% of revenue, for the nine months ended September 30, 2004, compared to $8.3 million, or 23.5% of revenue, for the nine months ended September 30, 2003. The decrease in expenditures in the current period was due to the Company’s user conference in the current year being held locally which decreased costs, and personnel reductions and reductions to related expenses in the current year as compared to the prior year. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products. See “Forward-Looking Statements”.

        General and Administrative.  General and administrative expenses were $5.4 million, or 14.4% of revenue, for the nine months ended September 30, 2004, as compared to $5.0 million, or 14.3% of revenue, for the nine months ended September 30, 2003. General and administrative expenses increased in relation to the comparative period as a result of an increase in professional fees incurred by the Company. The Company expects that in the near future, general and administrative expenditures will decrease as compared to the nine months ended September 30, 2004 as a result of a decrease in the amount of professional fees incurred. See “Forward-Looking Statements”.

        Strategic expenses.  Strategic expenses were approximately $2.3 million, or 6.3% of revenue, for the nine months ended September 30, 2004, compared to $0.8 million or 2.3% of revenue, for the nine months ended September 30, 2003. Strategic expenses consist of professional fees associated with investigating potential corporate transactions. On April 12, 2004, as a result of the strategic review process, the Company entered into a definitive agreement to be acquired by At Road, Inc. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement will not result in any penalty or termination fee being payable by either party. The Company expects it will from time to time consider new strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses associated with such opportunities or whether the Company will be able to negotiate and effect successful transaction. See “Forward-Looking Statements.”

        Other (Expense) Income.  Other (expense) income was ($50,000) for the nine months ended September 30, 2004 as compared to ($542,000) for the nine months ended September 30, 2003. Substantially all of other (expense) income relates to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

        Income Taxes.  The Company provided for income tax expense on income (losses) for the nine months ended September 30, 2004 and 2003 at rates of 27.0% and 109.3% respectively, after adjusting for strategic and restructuring expenses incurred in the respective periods. The Company’s effective tax rate reflects the blended effect of Canadian, U.S., and other foreign jurisdictions’ tax rates. No provision has been made for recovery of taxes on the strategic and restructuring expenses as the Company has significant tax losses in Canada where there is no certainty of realization.

Liquidity and Capital Resources

        The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At September 30, 2004, the Company had cash and cash equivalents of $18.9 million and working capital of $7.2 million.

        Cash provided by operating activities was $0.6 million for the three months ended September 30, 2004 compared to $1.8 million for the three months ended September 30, 2003. The net inflow of cash from operating activities, after adding back depreciation and amortization of $0.4, is due to a net decrease in non-cash working capital items of $1.3 million and net loss of $1.2 million for the three months ending September 30, 2004. The net decrease in non-cash operating working capital items is due primarily to a net increase in accounts payable and accrued liabilities and deferred revenue, partially offset by an increase in unbilled and trade accounts receivables. The increase in unbilled and trade receivables and deferred revenue is due to timing differences arising between revenue recognition and billing milestones in multiphase projects.

        The Company maintains as at September 30, 2004 a provision of $0.3 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

        Cash used by financing activities of $214,000 during the three months ended September 30, 2004 primarily relates to $26,000 in proceeds from the issuance of shares on the exercise of employee stock options, offset by $240,000 in repayments of capital leases made during the quarter. The capital leases are to be repaid over the period ending October 1, 2005, bear interest at various interest rates to a maximum of approximately 9% and are secured by certain computer hardware and software assets of the Company.

        Cash used in investing activities was $0.3 million for the three months ended September 30, 2004 as compared to $0.2 million for the three months ended September 30, 2003. Total investing activity during the three months ended September 30, 2004 consisted of $0.3 million in purchases of capital assets. Purchases of capital assets include computer hardware and software for use in development and implementation activities. Investing activities in 2003 also related to purchases of capital assets.

        Existing sources of liquidity at September 30, 2004 include $18.9 million of cash and cash equivalents and additional funds available under the Company’s operating line of credit. At September 30, 2004, the Company’s borrowing capacity under the line of credit was up to $10 CAD million. Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.5%. At September 30, 2004, the Company was not using this line of credit, other than to secure performance guarantees of CAD$1.4 million.

        The Company believes that the principal source of its liquidity is operating cash flow. Certain circumstances including a reduction in the demand for the Company’s products, an increase in the length of the sales cycle for the Company’s products, an increase in operating costs, or general economic slowdowns could have a material impact on the Company’s operating cash flow and liquidity. See “Forward Looking Statements” and the risk factors in Exhibit 99.1.

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

        As at September 30, 2004, the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$1,380,952	$1,380,952	--	--	--

Operating Leases	$5,317,934	$1,271,026	$2,555,942	$1,490,966	--

Total Contractual Obligations	$6,698,886	$2,651,978	$2,555,942	$1,490,966	--

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

        In addition to these commercial commitments the Company has also provided a letter of credit in the amount of CAD $1400,000 (USD $1,102,000) expiring October 1, 2005. The Company has pledged an amount equal to the letter of credit as a guarantee against its operating line of credit as security.

Derivative Financial Instruments

        The Company generates a significant portion of its sales from customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidiary and are typically denominated in either U.S. dollars or Euros. The Company also incurs a significant portion of expenses outside the United States, principally in Canada and Europe, which are typically denominated in Canadian dollars, Euros or British pounds. The Company’s international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes, and does not expect gains or losses on these contracts to have a material impact on the Company’s financial results.

        The Company’s foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at September 30, 2004 and September 30, 2003, the Company had no foreign currency forward contracts outstanding.

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

        As of September 30, 2004, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $4.7 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

        To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars

        At September 30, 2004 and September 30, 2003, we had no outstanding currency forward exchange contracts, and during the three months ended September 30, 2004 and September 30, 2003, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for the three months ended September 30, 2004 or September 30, 2003.

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

        While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations will not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of September 30, 2004, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

        As disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, the Company has undertaken certain steps to strengthen the Company’s internal control over financial reporting. These steps have included implementing a formal contract review checklist for each new contract, a thorough review and analysis of new software and implementation contracts by senior members of the Company’s accounting group, a determination of the appropriate revenue recognition treatment for each new contract by senior members of the accounting group, revisions to the Company’s standard contractual wording, improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level, requiring any exceptions to the Company’s standard contractual wording to be approved at a senior management level and review by management of any unusual terms which may impact its historical practice of accounting for revenue. The Company’s management is in the process of a further review and assessment of the Company’s internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for accelerated filers for fiscal years ending on or after November 15, 2004 and for non-accelerated filers for fiscal years ending on or after July 15, 2005. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2005. The Company’s management may recommend and the Company may implement additional changes in the Company’s internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company’s current level of activities, the Company is evaluating the level of staffing of its finance group.

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

        Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

Note Regarding Control Limitations

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II —   OTHER INFORMATION

For Items 1 through 5 there was no reportable information for the three months ended September 30, 2004.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman

3.1(1)	Articles of Incorporation of the Company

3.2(1)	Articles of Amendments of the Company

3.3(1)	By-laws of the Company

4.1(1)	Form of Common Share Certificate

4.2(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada

10.1(2)(3)	2000 Stock Option Plan

10.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company

10.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company

10.4(4)	Lease dated October 12, 2001 between Crown Diversified Industries Corporation and Connectria Corporation a subsidiary of the Company

10.5(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company

10.6(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho

10.7(2)(6)	2002 Stock Purchase Plan

10.8(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

10.9(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller

10.10(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation

10.11(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin

10.12(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi

10.13(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe

10.14(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee

10.15(2)(10)	Settlement Agreement dated January 7, 2004 between the Company and Walter J. Beisheim

10.16(2)(10)	Employment Agreement dated August 18, 1997 between the Company and Poul Kvist

10.17(2)(10)	Employment Agreement dated October 21, 2002 between the Company and Rob Owen

10.18(2)(10)	Settlement Agreement dated October 30, 2003 between the Company and Rob Owen

10.19(11)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company

10.20(12)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company

10.21(2)(13)	Employment Agreement dated December 20, 2003 between the Company and Neil McDonnell

14.1(10)	Code of Ethics

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Risk Factors

(1)

Previously filed as exhibits with the same corresponding number with the Registrants’ Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant’s Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
(6)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
(7)	Previously filed as exhibits with the Registrant’s Form 8-K filed on August 14, 2002.

(8)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(9)	Previously filed as exhibits with the Registrant’s Form 8-K filed on December 18, 2003.
(10)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2003.
(11)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003.
(12)	Previously filed as exhibits with the Registrant’s Form 8-K filed on June 22, 2004.
(13)	Previously filed as exhibits with the Registrant’s Form 8-K filed on September 28, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDSI MOBILE DATA SOLUTIONS INC.

Date: November 15, 2004	By: /s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer, Chairman of the Board and Director

Date: November 15, 2004	By: /s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)