Form 10-K
period 2004-12-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2005-03-31
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-28968

MDSI MOBILE DATA SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

CANADA (Jurisdiction of incorporation or organization)	NOT APPLICABLE (I.R.S. Employer Identification No.)

10271 Shellbridge Way
Richmond, British Columbia,
Canada V6X 2W8
(Address of principal executive offices)

Registrant’s telephone number: (604) 207-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  _____    No [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on NASDAQ as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2004: $53,744,597

        The number of shares of the Registrant’s Common Shares outstanding as of March 15, 2005 was 8,402,163.

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. (“MDSI” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, the Company’s dependence upon large contracts and relative concentration of customers, the failure of MDSI to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect the ability of MDSI to achieve its business objectives the failure of MDSI to successfully execute its business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that MDSI serves, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of MDSI’s competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described under “Business — Risk Factors” in Part I of this Annual Report on Form 10-K. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under “Business — Risk Factors.”

        Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

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

U.S. Dollars Per Canadian Dollar

	2004	2003	2002	2001	2000
Period End	US$0.8310	US$0.7724	US$0.6342	US$0.6275	US$0.6666
Average	0.7682	0.7138	0.6369	0.6461	0.6740
High	0.8493	0.7749	0.6656	0.6714	0.6983
Low	0.7158	0.6329	0.6175	0.6227	0.6397

        On March 15, 2005 the noon buying rate was CDN$1.00 = US$0.8289 The Canadian dollar is convertible into U.S. dollars at freely floating rates, and there are currently no restrictions on the flow of Canadian currency between Canada and the United States. Unless stated otherwise, all financial information is expressed in United States dollars.

Part I

Item 1:  Business

The Company

        MDSI Mobile Data Solutions Inc. is a leading provider of mobile workforce management solutions. MDSI’s suite of software applications improves customer service and relationships and reduces operating costs by empowering service companies to effectively manage their mobile field resources. The Company also provides all of the professional services necessary to implement and support its solutions. Founded in 1993, MDSI has over 100 major customers worldwide, with operations and support offices in the United States, Canada, Europe and Africa. MDSI markets its solutions to a variety of companies that have substantial field workforces and focuses primarily upon utilities (electric, gas and water companies), telecommunications companies, and cable/broadband companies. MDSI’s products are used by such companies in conjunction with various public and private wireless data communications networks, mobile devices and server hardware to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce.

        Unless the context otherwise requires, references herein to “MDSI” or the “Company” refer to MDSI Mobile Data Solutions Inc. and its subsidiaries. The Company’s principal executive offices are located at 10271 Shellbridge Way, Richmond, British Columbia, Canada V6X 2W8, and its telephone number at that location is (604) 207-6000. The Company’s web site is www.mdsi.ca. Information contained on the Company’s web site is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to such reports are available, free of charge on our website after we electronically file or furnish such material with the Securities and Exchange Commission and the British Columbia Securities Commission.

Background

        Field operations, whether involved in installation, repair, emergency, inspection, maintenance, construction, or other work, are confronted on a daily basis with the difficult task of optimally assigning work requests to mobile workforces, dispatching the work to the field, monitoring the progress of the work, responding to changing conditions and measuring workforce performance. Common workforce management problems include:

•	missed appointments;

•	unnecessary overtime;

•	repeat customer visits to get the job done right;

•	jobs that take too long to complete;

•	delayed status reports;

•	inadequate information collected from/supplied to the field;

•	redundant data entry work; and

•	excessive driving time.

        Historically, these organizations have managed and supported their mobile workers by communicating information on paper, through wireline solutions, or through voice radio systems. Although voice radio systems are mobile, such systems rely on heavily used portions of the radio spectrum and are subject to frequent periods of congestion. Mobile data communication systems that addressed certain limitations of voice communications systems were first developed for a limited number of vertical markets, such as utility, public safety, taxi, courier and commercial field service. Businesses in these markets recognized certain productivity benefits associated with wireless data applications. Although such mobile data communications systems were introduced in a number of vertical markets, these systems failed to achieve widespread adoption. The Company believes that this initial low rate of adoption was attributable to a number of factors, including the high cost of establishing private radio networks; the difficulty of obtaining radio spectrum for such networks; the high cost and limited functionality of early mobile computing devices; the regulatory environment in certain industries, such as utilities and telecommunications, which diminished competitive pressures; and a lack of industry-specific application software which effectively addressed the needs of mobile workers. MDSI was formed to address this last limitation. The Company now provides industry-specific mobile workforce management solutions for the utility, telecommunications, cable/broadband and other markets with significant field operations.

        The Company believes that the other limitations to adoption in its markets are also being addressed, to an increasing extent. Trends in the regulatory environment, numerous technological advances and competitive pressures have provided, and will continue to provide, a compelling case for mobile workforce management solutions. For example, deregulation has exposed the utility and telecommunications markets to new competitive pressures, driving businesses within those markets to seek ways to reduce costs, improve operations, efficiently allocate resources and increase the quality of customer service. In addition, the availability of powerful mobile computing devices has permitted the development of sophisticated software applications. Finally, public data networks providing services at lower costs than ever are now widely available in North America, and similar networks are available in Europe, Austral-Asia and Africa. Consequently, the Company believes that mobile workforce management solutions may now be implemented without the difficulty and expense of establishing a private radio network, thereby increasing the cost-effectiveness of such systems. The Company believes that these trends will continue to increase the likelihood of adoption of mobile workforce management solutions by companies with large field workforces.

The MDSI Solution

        MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of field operations in targeted vertical markets to develop mobile workforce management solutions that address the specific needs of businesses within those markets. MDSI’s products enable these organizations to effectively communicate with, manage and support their mobile workers in their execution and completion of work orders.

        MDSI’s products are designed to interface with a variety of public and private data networks, both terrestrial and satellite-based, are compatible with a variety of operating platforms and can be integrated to a wide variety of applications, including those built in-house and can operate on a variety of mobile devices, such as a laptop, personal digital assistant, pager or web phone.

        To effectively address a customer’s mobile workforce management requirements, MDSI combines its products with professional services, such as systems implementation and integration, training and documentation, workforce management assessments, consulting, ongoing technical support and software maintenance. Where appropriate, MDSI also provides third party products and services as part of a complete mobile workforce management solution.

Advantex r7

        Advantex r7, the latest version of MDSI’s mobile workforce management product, is comprehensive, feature-rich and offered as a market-specific solution for customers in MDSI’s target markets. Advantex efficiently manages mobile workers and the work orders they execute. It schedules work requests and, using complex business rules, assigns them to the best available mobile worker. Advantex then dispatches work order details to mobile workers who use the solution to efficiently process their work throughout the day and send status updates and order completion information back to the office all wirelessly, in real-time. Advantex provides dispatchers, supervisors and enterprise applications, such as call center, billing and customer information systems, with up-to-date information to enable improved customer service and effective monitoring and management of field service operations at all times.

        Advantex is the result of more than ten years of development and extensive field validation by MDSI’s international customer base. Advantex uses global standards, such as CORBA (Common Object Request Broker Architecture), Java, HTML, XML, WAP and Unicode, and industry standard products, such as Oracle Corporation’s database tools, BEA Systems’ application infrastructure tools, Ascential Software Corporation’s enterprise application integration tools, ESRI’s mapping tools and Cognos Incorporated’s business intelligence tools, to deliver a solution that meets customers’ needs for a scalable, open and interoperable solution. Advantex has been implemented, or is in the process of being implemented, for customers supporting as few as 70 and as many as 13,000 users. The primary components of Advantex are:

•	Advantex Scheduling — Books and manages appointments with customers, automatically assigns work orders to mobile workers based on skill and equipment match, location, availability, and priority, and provides street level routing to reduce driving time. Administrators can define mobile resources as individual technicians or crews and assign attributes to them, such as skills and work areas, manage their composition, define their shifts, and manage their availability.

•	Advantex Dispatch — Allows dispatchers to monitor work orders and workers. Allows dispatchers to view the field service information that is most critical to them at any given moment, to manage work orders (e.g., cancel, modify, dispatch), and to receive alerts for unusual situations requiring dispatcher intervention (e.g., worker in jeopardy of missing an appointment).

•	Advantex Dispatch’s complex order management feature coordinates mobile workers working on related orders. It parcels orders into individual tasks, manages task assignment and dispatch, ensures that precedence relationships are maintained, and monitors task status. The common cause feature allows dispatchers and managers to recognize related trouble work orders and manage them as individual dispatched work orders.

•	Advantex Mobile — Enables mobile workers to receive work orders, view work order information, report their status, enter work results, and query company applications for additional information needed to complete work. Promotes efficient workflow by providing the information mobile workers need to do their work when they need it. A time reporting feature allows mobile workers to allocate time to job codes and to record time spent on other activities, replacing paper-based time reporting. A software distribution feature allows an administrator to manage the automatic distribution of software updates and configuration changes to remote mobile computers over high bandwidth wireless networks and corporate LANs.

•	Advantex Wireless — Provides wireless connectivity across public and private networks, wireless compression, encryption, and “store and forward” features that enable working offline in “out of coverage” situations.

•	Advantex Business Intelligence — Collects and archives data in a historical database and allows it to be presented for easy-to-understand reporting and trend analysis via a web-browser. Lets managers prepare customized reports on key performance indicators to measure mobile workforce performance.

•	Advantex Compose — A configuration tool used to define a customer’s work practices and generate a configured Advantex system. Defines the types of work the customer performs, the work order details, how the work orders are presented to dispatchers and mobile workers, the forms to be completed in the field, and the validation rules that apply to work results entered in the field.

•	Advantex Mobile Mapping — Mobile Mapping allows technicians to review electronic street maps to find addresses, view work order locations, manipulate order states, and request route and driving directions to navigate to work sites. Customers can configure maps and GIS and CAD drawing layers to provide key asset and facility information related to work orders.

•	Advantex Vehicle Tracking — Allows dispatchers to use maps and GPS (Global Positioning System)-equipped vehicles to track in real-time the location of mobile workers and their work orders and to execute a wide variety of tasks directly from the map interface.

•	Advantex Maintenance Management — Allows a planner to create a maintenance or inspection schedule for an asset. For example, a gas company might establish a bi-annual inspection schedule for its regulator stations. Maintenance Management automatically creates corresponding work orders, which are assigned and distributed to the field workforce in the usual way. Once the work is done, the completion information remains associated with the asset and is accessible to the planner through the application.

•	Advantex Resources — Allows administrators to define resources that perform work (e.g., mobile workers and crews) and their attributes (e.g., work areas, skills, equipment), manage crew composition, define shift rotations, and manage day-to-day technician availability (e.g., ad hoc adjustments for absences).

•	Advantex Enterprise Connector — Integrates Advantex with the customer’s enterprise applications (e.g., SAP, Siebel). Bundled with Advantex when MDSI provides application integration services.

Advantex in a Box

        Advantex version r7.7, or “Advantex in a Box”, is a highly configurable, “off the shelf” mobile workforce management solution that is deployable by customers or third party integrators, and offers customers a scheduled upgrade plan and online support. Advantex in a Box simplifies installation, deployment and maintenance of the Advantex baseline solution, and in doing so allows customers to take greater ownership of their system and reduce their total cost of ownership.

        Advantex in a Box comprises packaged and unpackaged software elements. Packaged software can simply be installed from a DVD supplied by MDSI or downloaded from an MDSI ftp (file transfer protocol) Internet site. Packaged software is configured using a combination of installation scripts, Advantex Compose, the Advantex System Administration application and “system tuning”, which sets application parameters in Advantex’s database and files. Unpackaged software is configured using Advantex Compose, the Advantex System Administration application, “system tuning” and MDSI’s professional services. MDSI or an MDSI channel partner must install unpackaged software.

MDSI ideligo

        For companies outside of MDSI’s traditional markets that employ substantial field workforces, such as security companies, office equipment companies and home appliance companies, MDSI offers a wireless enablement product called MDSI ideligo. MDSI ideligo is primarily comprised of the Advantex Wireless and Advantex Mobile components of Advantex. The product wirelessly communicates data in real-time between the field and enterprise applications, automates workflow, and lets field workers be more efficient and productive. In 2003, the Company integrated MDSI ideligo with Siebel Systems’ Field Service application for Texas-based Key Energy Services, and in the future the Company expects to integrate MDSI ideligo with products from other independent software vendors. The Company is also adapting its current product roadmap to provide a broader set of functionality to address this growing market.

Professional and Customer Support Services

        Contracts for the sale of MDSI’s software typically require MDSI to provide certain professional services. Additionally, customers typically sign a separate customer support and maintenance agreement, which requires MDSI to provide after-sales support of its products. The Company believes that providing these services facilitates effective implementation and use of its products and fosters a strong relationship with the customer that often leads to future sales of MDSI products and services.

Professional Services

        A professional services engagement for the Company’s flagship product, Advantex r7, typically lasts for six to twelve months, though the Company has entered into much longer engagements for some of its larger customers. During this time, MDSI works with the customer in defining, configuring, and installing Advantex, as well as providing complete training services and systems documentation that address the implementation and operation of Advantex. Whenever industry solutions such as customer information systems, customer relationship management systems, billing systems and outage management systems, among others, are the source of work orders or the destination for work results, MDSI offers application integration services.

        MDSI’s depth of experience in the utility, telecommunications and cable/broadband industries allows the Company to offer additional mobile workforce management services to help customers improve customer satisfaction and increase operational efficiency by making the most effective use of Advantex in their organizations.

        Advantex in a Box is designed to be ready “off the shelf”. It comes with a “starter kit” of professional services—the basic services needed for a successful deployment, including training, and assistance with requirements, design, installation and roll-out. Additional professional services can be contracted from MDSI or channel partners for additional training, assistance with Advantex configuration and host integration, as well as help with system and business process optimization, maintenance releases and upgrades. Because Advantex in a Box is designed to be ready “off the shelf”, MDSI expects that implementation of the product will take significantly less time than the six to twelve months required for a traditional professional services engagement.

Customer Support

        The Company believes that its ability to offer a high level of after-sale customer support is critical to its success. The Company’s customer support group provides MDSI customers with telephone and on-line technical support as well as product updates. Most MDSI customers enter into separate customer support agreements, which may be on an annual or multi-year basis.

Markets

        MDSI has combined its expertise in software application development and mobile data communications technology with its understanding of the unique needs of targeted vertical markets to develop mobile workforce applications targeted at customers in the utilities (electric, gas and water), telecommunications and cable/broadband markets with more than 100 mobile workers. The

Company’s solutions have primarily targeted mobile workers who provide intra-day work, such as meter services (reading, connections and investigations), emergency work and account collections.

        MDSI believes that there are approximately 1.8 million mobile workers worldwide in its traditional utility, telecommunications and cable/broadband markets. The Company’s products have historically best addressed the needs of the approximately one-half of these workers who are engaged in intra-day service and repair work in these markets. Through product development, potential acquisitions and partnerships, the Company is executing on initiatives to broaden its target market to address the full spectrum of field workers and work in its traditional markets, including multi-day maintenance and inspection work (“asset management”) and major repairs and construction (“work management”). MDSI has taken certain initiatives to address the needs of mobile workers in additional vertical markets.

        Utilities. The utilities market targeted by the Company consists of electric, gas and water companies. MDSI’s products have been implemented or are being implemented in over 70 such companies in the United States, Canada, Europe and Austral-Asia. MDSI believes that the total number of utilities with more than 100 mobile workers (MDSI’s typical target market) exceeds 900 worldwide (source: D.F. Blumberg Associates and MDSI). According to data from IDC (Dec. 2003) and META Group (June 2004), for the period 2004 to 2007, utilities in the United States expect to focus their software spending on mobile computing and asset management and optimization solutions. MDSI believes that this trend, if realized, will benefit the Company. In general, the Company believes that the market offers opportunity for revenue growth both from existing and new customers.

        Telecommunications and Cable/Broadband. MDSI sells its Advantex product into the telecommunications and cable/broadband markets worldwide. The telecommunications market consists of wireline providers of local, and long-distance services, wireless communication service providers and ISPs (Internet service providers). The wireline market in North America is comprised of IXCs (Inter-exchange carriers), ILECs (Incumbent Local Exchange Carriers), and CLECs (Competitive Local Exchange Carriers). In Europe, the national telecommunication providers are referred to as PTT’s (Post, Telephone & Telegraph). MDSI believes that the total number of telecommunications companies and cable/broadband companies with more than 100 mobile workers (MDSI’s typical target market) exceeds 300 and 100, respectively, worldwide (source: D.F. Blumberg Associates and MDSI).

        Cable/broadband services consist of basic cable television services and new digital interactive broadband services, including digital cable TV services, cable data and Internet services, cable telephony services, and other interactive broadband data and multimedia services. The market is comprised of traditional cable MSOs (Multiple System Operators) and independent cable system operators, satellite service operators, new broadband divisions of traditional telecommunication firms, and new broadband entrants. Currently, in North America, approximately 80% of the subscriber base is under the control of the ten largest MSOs although changes in the regulatory environment and technological developments, such as satellite television, have led to the introduction of significant competition in the cable market. MDSI sees this enhanced level of competition as being very positive for its business as the market is relatively unsaturated—few operators have rolled out mobile workforce management systems across all sites in their enterprise. Additionally, MDSI has extended its product functionality to serve MSOs as they increasingly outsource some of their field technician work to specialty contractors.

        MDSI believes that, as deregulation of the telecommunications and cable/broadband markets continues, and as these markets converge, with companies that used to provide traditional voice telecommunications services now permitted to provide data services, basic cable and other broadband services, and companies that provided traditional cable TV service now also providing cable telephony services and Internet services, companies in these markets will be required to implement new technology to improve their competitiveness, efficiency and service levels. In addition, MDSI believes that the telecommunications and cable/broadband markets have begun to show signs of recovery from difficult economic times. MDSI believes that these trends will benefit the Company. However, these markets have also shown a recent trend toward consolidation, particularly in the United States, which the Company believes could postpone purchase decisions within the industry and could have an adverse impact on the Company’s software and services revenues from these markets in the short term.

        Other Markets. The Company evaluates new target markets for mobile workforce management based upon their similarity to existing vertical markets in which the Company has been successful, and upon the ability of the Company to utilize its core competencies and proven technology to meet the needs of companies in these new markets. There are a large number of companies outside MDSI’s traditional markets that employ field workforces, serving security, energy maintenance, office equipment, home appliance, medical/scientific equipment, industrial equipment, and HVAC (Heating, Ventilation and Air Conditioning) markets, amongst others. MDSI believes that the total number of such companies with more than 100 mobile workers (MDSI’s typical target market) exceeds 3,500 in the United States alone (source: D.F. Blumberg Associates). In addition, MDSI believes that there are approximately 2.1 million mobile workers in all field service markets in the United States alone (source: D.F. Blumberg Associates). MDSI ideligo is an initial step in the Company’s strategy to address the generalized field service market.

        Public Safety. The Public Safety market consists of federal, state and local agencies that provide police, fire, medical and other emergency services. During 2001, MDSI ceased pursuing opportunities in the market and in 2002 reached an agreement with Datamaxx Applied Technologies, Inc. of Tallahassee, Florida, granting Datamaxx exclusive license rights to MDSI’s Public Safety products in the North American public safety market and non-exclusive license rights for such products outside North America. MDSI had installed solutions for a limited number of customers, and the market never represented a material portion of MDSI’s revenues.

Market Drivers

        The Company believes that there are several market drivers that will continue to drive demand for the Company’s products and services and provide additional market opportunities for MDSI.

•	Regulated Rates of Return — Utilities that operate in a regulated market continue to heavily emphasize cost reduction and to expand their mobile infrastructure to manage a wider variety of their assets.

•	Telecommunication and Cable/Broadband Market convergence — The Company believes that the introduction of new services will lead operators to adopt mobile workforce management solutions to improve their competitiveness, efficiency and level of customer service.

•	Increased Competition — As competition within our customers’ target markets continue to increase, increased focus will be applied to improving overall cost of operations.

•	Enterprise-wide Adoption — Companies are looking to expand mobile workforce management beyond the traditional customer service and repair functions, to include all field activities across the entire enterprise, including complex construction, asset maintenance and inspection.

•	Reduced Total Cost of Ownership– Companies are striving to reduce their overall cost of ownership, including third party supplied elements such as mobile devices, server hardware and wireless communication “airtime”, in providing an integrated solution for their mobile workers.

•	Aging Workforce and Assets —As the asset base and workforce ages within MDSI’s target markets, customers are increasingly looking to maximize work that can be done by one technician as well as ensuring that asset maintenance is properly managed and tracked.

Geographic Markets

        MDSI believes that there are approximately 1.8 million mobile workers worldwide in its traditional utility, telecommunications and cable/broadband markets, split approximately evenly amongst North America, Western Europe, and certain other commercially viable geographical markets in the rest of the world. The Company primarily targets opportunities in the United States, Europe and Canada, and, to a lesser extent, Austral-Asia and South Africa.

Sales and Marketing

        The Company markets its products through a direct sales force in its key North American and European markets as well as through strategic marketing arrangements with independent software vendors and systems integrators. While historically MDSI viewed Western Europe as one homogenous market, it has since localized its sales and marketing strategy to more effectively deal with local language, regulatory and wireless considerations. The Company also expects to develop value added reseller channels to address market opportunities in certain geographic regions.

        Direct Sales Force. MDSI’s sales personnel are knowledgeable about the Company’s products and current industry and enterprise-specific application issues. The Company organizes its sales personnel by both vertical and geographic market. The Company’s sales personnel employ their expertise to develop long-term consultative relationships with customers in order to identify the needs of the customer and provide specific and effective solutions. To date, substantially all of the Company’s revenue has been generated by direct sales activities.

        Independent Software Vendors. MDSI establishes relationships with other independent software vendors that sell complementary products, such as billing, customer relationship management, or outage management solutions, into MDSI’s markets.

The relationships typically involve MDSI and the vendors establishing a standard integration of their products, then jointly identifying and executing on sales prospects for the integrated solution. The Company has established a variety of such relationships, which are usually formalized through a written agreement.

        Systems Integrators. MDSI also establishes strategic relationships with systems integrators that work in the Company’s markets to provide end-to-end solutions on a customer-by-customer basis or as an integrated product offering for the vertical market. In either case, MDSI works with the integrator to assist in the sales process and to integrate MDSI’s products with the other component software applications. To date, MDSI has worked with Cap Gemini Ernst & Young LLP, Accenture LLP and IBM Business Consulting Services, among others. In some cases the relationships have been formalized through written agreements, while others remain informal.

        Value Added Resellers. MDSI is establishing relationships with independent third party vendors who will license from MDSI its products and provide the necessary integration services to implement these solutions for end customers within their geographic region. MDSI expects that these relationships will be formalized through written agreements. In the future, MDSI intends to involve value added resellers in providing the implementation work surrounding customer installations.

Customers

        MDSI has sold its solutions to over 100 customers worldwide, comprising over 80,000 user licenses.

Sample Customers:
• CenterPoint Energy	•	Belgacom (Belgium)	• Cox Communications
• Consumers Energy	•	Eircom (Ireland)	• Rogers Cable
• Keyspan Energy	•	TDC Solutions	• SureWest
• Pacific Gas & Electric	•	Telkom South Africa	• Time Warner
• National Grid Transco (UK)	•	TXU Communications	• Videotron

        During the year ended December 31, 2004 the Company generated approximately 60.7% of its revenue from North America, approximately 38.3% of its revenue from Europe, Middle East and Africa and the remaining 1.0% of its revenue from other parts of the world.

        The Company’s customers vary in size from small local companies to large regional, national and international organizations. During the year ended December 31, 2004, Telkom South Africa Limited accounted for 19.3% of MDSI’s overall revenue and Transco PLC accounted for 10.6% of MDSI’s overall revenue. The Company anticipates that revenue from each of these two customers will account for a lesser percentage of MDSI’s overall revenue in 2005. During the year ended December 31, 2003, Telkom South Africa Limited accounted for 18.0% of MDSI’s overall revenue and Transco PLC accounted for 17.1% of MDSI’s overall revenue. During the year ended December 31, 2002, no individual customer accounted for 10% or more of MDSI’s overall revenue.

        In the years ended December 31, 2004, 2003, and 2002, approximately 47%, 44%, and 29%, respectively, of the Company’s consolidated revenue was attributable to five or fewer customers. The Company believes that this percentage will decrease in 2005, but that revenue derived from a limited number of customers will continue to represent a significant portion of its consolidated revenue.

        In the years ended December 31, 2004, 2003, and 2002, revenue derived from sales outside of North America accounted for 39.3%, 44.5%, and 30.9% of the Company’s total revenue, respectively. See Note 10, Segmented Information, of the Company’s Consolidated Financial Statements. Because the Company’s revenue outside North America has been dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company’s revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period-to-period.

Product Development

        Mobile workforce management applications must adapt to rapid technological change and increasing user requirements. Accordingly, the Company must be able to provide new functionality and to modify and enhance existing functionality on a timely and continuing basis in order to be competitive. To accomplish this objective, the Company’s strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, the Company may acquire or license complementary technology developed by third parties for integration into the Company’s products.

        The Company believes that its highly qualified software development personnel provide MDSI with a competitive advantage. MDSI personnel have considerable experience and expertise in the development of mobile workforce management applications specifically designed for use with a wireless data network, as well as in the integration of these applications with a customer’s corporate information system. MDSI’s product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. MDSI personnel have expertise in software technology, wireless and wireline communications technologies, computer environments and corporate information systems integration. They also have considerable expertise in radio frequency system design and implementation. MDSI believes that this combination of expertise in multiple disciplines has allowed, and will continue to allow, the Company to design and develop mobile workforce management solutions that can be implemented in a timely and cost-effective manner. Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

        During the fiscal years ended December 31, 2004, 2003, and 2002, the Company’s research and development expenses were $6.9 million, or 13.8% of revenue, $5.5 million, or 11.6% of revenue, and $5.5 million, or 14.4% of revenue, respectively. The Company intends to continue committing a significant portion of its revenues to enhance existing products and develop new products. The Company expects that its research and development expenditures will be relatively consistent with those of 2004 during 2005.

Backlog

        We are contracted to provide products and services that are provided over several months and sometimes even years. Our backlog has fluctuated in the past and is likely to continue to fluctuate from period to period depending on a number of factors including the timing of receipt of significant orders, the timing of completion of contracts, increased competition, regulatory and other developments in our vertical markets, changes in the demand for our products and services, the cancellation of contracts, the timing of new product announcements and introduction, changes in pricing policies by the Company and its competitors, delays in the introduction of products or enhancements by the Company, the mix of sales of our products and services, seasonality of customer purchases, the mix of international and North American revenues and foreign currency exchange rates. During 2004, one of our largest contracts was substantially completed and during 2005 another large contract will draw to completion. Accordingly, our backlog at any given time is not necessarily a meaningful indicator of future long-term revenues.

Competition

        The markets for MDSI’s Advantex and MDSI ideligo applications are highly competitive. Numerous factors affect the Company’s competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (both server and mobile workstation), ability to implement solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support.

        MDSI has a number of competitors, both small companies attempting to establish a business in the Company’s markets and large companies attempting to diversify their product offerings. In addition, some of the Company’s potential customers develop software solutions internally, which may delay or eliminate the requirement for suppliers such as the Company. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. In general, the Company expects competition to intensify as acceptance and awareness of the benefits of such applications and their associated enabling wireless technologies continue.

        Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition, operating results and cash flows.

        The Company believes that in the utilities, telecommunications and cable/broadband industry segments the most important competitive factors are the reputation of the supplier, its implementation track record and the quality and breadth of functionality of its products. MDSI believes that its reputation, its long, successful track record in these markets and its product, Advantex r7, which reflects that experience, gives it a competitive advantage in this regard.

        The Company primarily competes in the utilities market with Intergraph Corporation, Accenture (through its FFE Workforce Management solution), SPL WorldGroup, ViryaNet Inc. and ClickSoftware, Inc. The Company’s primary competitors for telecommunications customers are Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies, and ClickSoftware, Inc. Less frequently, the Company encounters Vidus Ltd., a company recently acquired by At Road Inc. In the cable/broadband market, the Company’s primary competitors are Telcordia Technologies Inc., C-Cor Inc. and CSG Systems International Inc.

        The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization’s business and reduce its costs through increased productivity of field service representatives. The Company competes in these markets with other suppliers of wireless enablement products, such as Antenna Software, Inc., Dexterra, Everypath Inc and Extended Systems, enterprise application solution providers, such as Astea, Metrix and Fieldcentrix, and larger enterprise software companies, such as Oracle Corporation and Siebel Systems. MDSI believes that these application vendors offer less comprehensive wireless solutions than MDSI. Further, as has been demonstrated through MDSI’s alliance with Siebel Systems, enterprise application vendors like Siebel and Oracle are potential sales channel partners for MDSI ideligo.

Hosting and IT Services

        In June 2002, as part of management’s strategy to return MDSI’s focus to mobile workforce management in the Company’s traditional markets, MDSI entered into an Exchange Agreement to return ownership of Connectria, a company MDSI acquired in June 2000, to its former principal shareholders. The services of MDSI’s Hosting and IT Services comprised outsourcing, hosting and consulting and ranged from complete outsourcing of an IT department to providing turnkey IT projects. Connectria’s results of operations for 2002 are summarized in MDSI’s Consolidated Statements of Operations as Income (Loss) From Discontinued Operations. See Note 2, Discontinued Operations, of the Company’s Consolidated Financial Statements for more detail regarding this transaction. Except as otherwise indicated, the financial information in this Annual Report on Form 10-K excludes the results of discontinued operations. The Company now operates in a single business segment.

Employees

        As of December 31, 2004, the Company had 333 full-time employees, including 144 in operations (including project management, customer support, the Company’s solutions group and certain overhead), 86 in product development and the Company’s product group, 57 in sales and marketing and 46 in finance, information technology, human resources, legal and general administration. None of the Company’s employees is represented by a labor union and the Company believes its employee relations to be good.

Financial Information About Geographic Markets

        For certain information regarding the Company’s geographic markets, see Note 10, Segmented Information, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Risk Factors

        The Company’s business is subject to the following risks. These risks could cause actual results to differ materially from results projected in any forward-looking statement in this report.

Potential fluctuations in revenues and/or costs affect quarterly operating results.

        The Company’s results of operations have fluctuated in the past and are likely to continue to fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, fluctuations in costs in the completion of contracts, increased competition, regulatory and other developments in the Company’s vertical markets, changes in the demand for the Company’s products and services, the cancellation of contracts, difficulties in collection of receivables, the timing of new product announcements and introductions, difficulties encountered in the protection of intellectual property rights, changes in pricing policies by the Company and its competitors, delays in the introduction of products or enhancements by the Company, expenses associated with the acquisition of products or technology from third parties, the mix of sales of the Company’s products and services and third party products, seasonality of customer purchases, personnel changes, the mix of international and North American revenue, tax policies, foreign currency exchange rates and general economic and political conditions.

        The Company believes that economic and political developments and trends have adversely affected levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. While such economic and political conditions are likely to continue to affect demand for the Company’s products and services in 2005, MDSI believes that the telecommunications and cable/broadband markets have begun to show signs of recovery from such difficult times and that these trends will benefit the Company. However, these markets have also shown a recent trend toward consolidation, particularly in the United States, which the Company believes could postpone purchase decisions within the industry and could have an adverse impact on the Company’s software and services revenues from these markets in the short term.

        The Company relies upon its ability to implement and integrate mobile workforce management solutions on schedule and to the satisfaction of its customers. The Company from time to time has experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis, delays caused by customers and development delays. Because the Company currently recognizes revenue on a percentage of completion method, delays in completion of certain contracts have caused delays in recognition of revenue and, consequently, unanticipated fluctuations in quarterly results. There can be no assurance that the Company will be able to complete current projects or implement future systems on a timely and cost effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon the Company’s business, financial condition, operating results and cash flows.

        Because the Company is unable to forecast with certainty the receipt of orders for its products and services and the Company’s expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels fall below expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely affected. As a result, net income may be disproportionately affected because a relatively small amount of the Company’s expenses vary with its revenue.

        Based upon all of the foregoing factors, the Company believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. The Company may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require the Company to reduce its prices or invest significantly greater resources in research and development efforts, the Company’s operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenue or achieve revenue growth on a quarterly or annual basis. It is likely that in some future quarter the Company’s operating results will be below published Company forecasts and/or the expectations of public market analysts and investors. In such event, the market price of the Company’s Common Shares would likely be materially adversely affected.

Dependence on third party products and services may cause fluctuations in operating results.

        Since 1996, the Company has been, and anticipates that from time to time it will be, engaged to provide, in addition to its own products and services, third party hardware, software and services, which the Company purchases from vendors and sells to its customers. For the years ended December 31, 2004, 2003 and 2002, 4.7%, 9.5% and 6.5%, respectively, of the Company’s revenue was attributable to third party products and services. As the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue. In addition, because the Company’s gross margins on third party products and services are substantially below gross margins historically achieved on revenue associated with MDSI products and services, large fluctuations in quarterly revenue from the sale of third party products and services will result in significant fluctuations in direct costs, gross profits, operating results, cash flows and other items expressed as a percentage of revenue.

        Certain functionality of the Company’s software solutions rely on software developed, provided and licensed by third party vendors. If MDSI fails to reach a commercially acceptable agreement with respect to the licensing of such software, or reaches an agreement under commercially onerous terms, or such third-party software fails to operate effectively, MDSI’s products, reputation and/or financial results could be materially affected.

We experience various non-recurring costs.

        Over the past few years the Company has recorded material strategic expenses in connection with due diligence related to investigations of potential business combinations, restructuring costs in connection with downsizing, as well as a large write-off of an account receivable balance with respect to a legal dispute with a former customer. While the Company does not anticipate material strategic expenses or restructuring costs in 2005, nor does it currently foresee any legal disputes, there can be no assurance that costs of this nature will not arise again nor that such charges will not be material. Significant non recurring changes could have an adverse effect on our business, financial condition, operating results and cash flow.

Lengthy sales cycles for Advantex products may affect operating results.

        The purchase of a mobile workforce management solution is often a significant purchase decision for prospective customers and requires the Company to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of mobile workforce management solutions has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from several months to several years. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s quarterly financial condition, operating results and cash flows, which may cause such results to be less than the Company’s or analysts’ expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected. In particular, due to economic conditions and developments in the Company’s core markets, the Company has experienced an increase in the time necessary to complete the negotiation and signing of contracts with some of its customers.

A significant portion of our revenue is derived from significant contracts from a limited number of customers.

        The Company’s revenue is dependent, in large part, on significant contracts from a limited number of customers. During the years ended December 31, 2004, 2003 and 2002, approximately 47%, 44% and 29%, respectively, of the Company’s consolidated revenue was attributable to five or fewer customers. During the year ended December 31, 2004, Telkom South Africa Limited accounted for 19.3% of the Company’s consolidated revenue and Transco PLC accounted for 10.6% of the Company’s consolidated revenue. During the year ended December 31, 2003, Telkom South Africa Limited accounted for 18.0% of the Company’s consolidated revenue and Transco PLC accounted for 17.1% of the Company’s consolidated revenue. During the year ended December 31, 2002, no individual customer accounted for 10% or more of MDSI’s overall revenue. The Company believes that revenue derived from current and future large customers will continue to represent a significant portion of its total revenue. The inability of the Company to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. Moreover, the Company’s success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

        The size of a contract for a particular customer can vary substantially depending on whether the Company is providing only its own products and services or is also responsible for supplying third party products and services. The Company recognizes revenue using the percentage of completion method, which the Company calculates based on total man-days incurred compared to total man-days estimated by the Company for completion. Therefore, any significant increase in the costs required to complete a project, or any significant delay in a project implementation schedule, driven either by the customer or MDSI, could have a material adverse effect on that contract’s profitability and because of the size of each contract, on the Company’s overall results of operations. The Company from time to time has also experienced certain implementation and other problems that have delayed the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers.

The Company’s contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts would affect the timing of the Company’s cash flows and could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. Any significant failure by the Company to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, effectively negotiate the specifications for a workforce management system, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

A large portion of our backlog is derived from a limited number of customers.

        A large portion of the Company’s backlog consists of a relatively small number of large contracts relating to sales of its software and related equipment and services, and sales of third party products and services. Due to the long, complex sales process and the mix of sales of the Company’s products and services and third party products and services, the Company’s backlog may fluctuate significantly from period to period. In addition, under the terms of some of the Company’s contracts, the Company’s customers may elect to terminate their contracts with the Company at any time after notice to the Company or to delay certain aspects of installation. Due to the relative size of a typical contract compared to the Company’s annual and quarterly revenue, a termination or installation delay of one or more contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. Contracts for software maintenance and support are generally renewable every year and are subject to renegotiation upon renewal. There can be no assurance that the Company’s customers will renew their maintenance contracts or that renewal terms will be as favorable to the Company as existing terms.

        The Company believes that volatile economic conditions and reduced capital spending by existing and prospective customers have and may continue to adversely affect demand for the Company’s products and services in 2005. In particular, service providers, utilities companies, cable/broadband and telecommunications companies in North America have been impacted since the latter half of 2000. While the Company believes that economic conditions in certain of its vertical markets show signs of improvement, the Company believes that economic conditions and general trends are likely to continue to delay purchasing and implementation decisions. If the economic conditions in the United States and Canada worsen or if a global economic slowdown occurs, the Company may experience reduced revenues, increased costs, reduced margins and increased risks associated with the collection of customer receivables, any of which may have a material adverse impact on its business, operating results, cash flows and financial condition.

Demand for our product varies on a seasonal basis.

        Certain of the vertical markets targeted by the Company include industries with implementation requirements that vary seasonally. For example, utility companies in North America generally have decreased implementation activity in winter months when such utilities face their greatest consumer demand. As a result, the Company’s results of operations may also vary seasonally, and such variation may be significant.

We have a history of losses and fixed operating expenses.

        As of December 31, 2004, the Company had an accumulated deficit of $29.4 million. While we were profitable in 2004, losses were incurred in 2003 and 2002. There can be no assurance that the Company will realize revenue growth or be profitable on a quarterly or annual basis. The Company plans to continue to allocate significant resources to its operating expenses related to sales and marketing operations, to fund significant levels of research and development, to broaden its customer support capabilities and to maintain its administrative resources. A relatively high percentage of the Company’s expenses are fixed in the short term and the Company’s expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In addition, due to the rapidly evolving nature of its business and markets, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We may undertake an acquisition or other business transaction.

        The Company may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to the Company’s business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks associated with entering markets or conducting operations with which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the use of cash, the incurrence of debt and contingent liabilities, and write-off of acquired research and development costs, all of which could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

Future revenue streams will be derived from newly developed products.

        The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products, including Advantex r7 and Advantex r7.7, “Advantex in a Box”. The Company’s success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it may experience delays in the completion and introduction of new software products.

We have experienced significant growth.

        Since its inception, the Company has experienced periods of rapid growth in product sales, personnel, research and development activities, number and complexity of products, the number and geographic focus of its targeted vertical markets and product distribution channels. The total number of employees of the Company has grown from 9 employees in Canada in February 1993 to 333 employees located in Canada, the United States and other international locations at December 31, 2004. The Company also expanded the geographical areas in which it operates. Such growth may place strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. There can be no assurance that the Company will be able to effectively manage its operations or future growth and expansion into new markets. Failure to do so could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

We are dependent upon certain key personnel.

        The Company’s performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain additional highly qualified technical and managerial personnel. The loss of the services of any of the Company’s senior management or other key employees or the inability to retain the necessary technical, sales and managerial personnel could have a material adverse effect upon the Company’s business, financial condition, operating results and cash flows.

We are dependent upon selected vertical markets.

        Since its inception, substantially all of the Company’s revenue has been derived from the sale of products and services to customers in the utility, telecommunications and cable/broadband markets. The Company anticipates that a significant portion of its revenue will continue to be generated by sales of products and services to these markets. Demand for the Company’s services in these markets has fluctuated and is likely to fluctuate in the future. In addition, the Company believes that recent economic developments and trends have adversely affected and may continue to adversely affect levels of capital spending by companies in a variety of industries, including the vertical markets MDSI serves. The Company believes that these and other factors may cause potential and existing customers to delay or defer purchasing decisions or seek to terminate or delay payment under existing contracts for the Company’s products and services. Such factors may also increase the amount of doubtful accounts or adversely affect the likelihood of collection of such accounts. A decline in demand for the Company’s products in these markets as a result of economic conditions, competition, technological change or otherwise, would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. There can be no assurance that the Company will be able to diversify its product offerings or revenue base by entering into new vertical markets or continue to earn revenue in current markets.

We are dependent upon our marketing relationships.

        The Company’s products are marketed by the Company’s direct field sales force as well as by third parties that act as lead generators or with whom the Company acts together as a co-marketer or co-seller. The Company’s existing agreements with such partners are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company’s existing partners will continue to provide the level of services and technical support necessary to provide a complete solution to the Company’s customers or that they will not emphasize their own or third-party products to the detriment of the Company’s products. The loss of these partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new resellers with the technical, industry and application experience required to market the Company’s products successfully could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. The Company may enter into certain joint ventures in order to facilitate its expansion into other vertical markets and geographic areas. To the extent that such joint ventures are not successful, there could be a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

We operate in a competitive environment.

        The markets for mobile workforce management applications, wireless connectivity software, mobile data network equipment and mobile computing devices are highly competitive. Numerous factors affect MDSI’s competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (server, wireless carrier, and mobile workstation), ability to implement mobile workforce management solutions domestically and internationally while meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support. Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. MDSI expects such competition to intensify as acceptance and awareness of mobile workforce management solutions continue. In addition, a small number of MDSI’s potential customers develop software solutions internally, thereby eliminating the requirement for suppliers such as MDSI. Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. Certain of MDSI’s competitors have substantially greater financial, technical, marketing and distribution resources than MDSI. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that MDSI will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by MDSI will not materially adversely affect its business, financial condition, operating results and cash flows.

        The Company primarily competes in the utilities market with, Intergraph Corporation, Accenture (through its FFE Workforce Management solution), SPL WorldGroup, ViryaNet Inc. and ClickSoftware, Inc. The Company’s primary competitors for telecommunications customers are Telcordia Technologies, Inc., a company that has historical relationships with certain of the large telecommunications companies, and ClickSoftware, Inc. Less frequently, the Company encounters Vidus Ltd., a company recently acquired by At Road Inc. In the cable/broadband market, the Company’s primary competitors are Telcordia Technologies Inc., C –Cor Inc. and CSG Systems International Inc.

        The Company believes that the principal competitive factors in other field service markets are the ability to improve the customer service aspects of an organization’s business and reduce its costs through increased productivity of field service representatives. The Company competes in these markets with other suppliers of wireless enablement products, such as Antenna Software, Inc., Dexterra, Everypath Inc and Extended Systems, enterprise application solution providers, such as Astea, Metrix and Fieldcentrix, and larger enterprise software companies, such as Oracle Corporation and Siebel Systems.

We carry the risk of product defects and implementation failure.

        Software products, including those offered by the Company, contain undetected errors or omissions. Software products, when implemented, installed, configured and customized, may also fail to perform according to customer expectations due to the failure by the customer to properly specify its system requirements, failure by the customer to properly operate or interact with the system, operator error, technical problems associated with the customer’s host system, or the resistance of the customer’s workforce to the adoption of new technology. In addition, software products may fail to perform according to expectations due to the failure by the Company to properly design the system to operate in the environment, infrastructure or communications network in which the product is to be used. There can be no assurance that, even after testing by the Company and by current and potential customers, the Company’s products will be free of errors or will perform according to expectations with respect to response time, ability to communicate over multiple networks, scalability, stability and ease of use. Such errors and failures could result in loss of or delay in market acceptance of the Company’s products, the cancellation of contracts or the imposition of substantial penalties, any of which could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

We are dependent on our ability to protect our intellectual property rights.

        The Company’s success is dependent on its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, trademark, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. To date, the Company has been granted trademark registrations or has registrations pending in the United States, Canada and the European Community for the MDSI, Advantex, Wireless@work and Compose trademarks. In addition, MDSI has been granted several patents in the United States and internationally covering various aspects of its technology, and has filed further patent applications, which are pending a substantive examination. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful. Despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company’s software products, and use such copies to create competitive products. Policing the unauthorized use of the Company’s products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, the risk of software piracy can be expected to continue. In addition, the laws of certain countries in which the Company’s products are or may be licensed may not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that the Company’s proprietary technology is infringed upon by unauthorized third parties. In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company’s industry segments grows and the functionality of products in different industry segments overlaps. Although the Company believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

We are dependent on certain third parties.

        Certain contracts require the Company to supply, coordinate and install third party products and services or employ subcontractors. The Company believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier or subcontractor to provide a sufficient and reliable supply of parts and components or products and services in a timely manner could have a material adverse effect on the Company’s results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. Additionally, under certain circumstances, the Company supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company’s sub-

contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer or MDSI in a timely manner could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Exchange rate fluctuations affect our results of operations.

        Because the Company’s reporting and functional currency is the United States dollar, its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. To the extent the Company has operations outside the United States, the Company is subject to the impact of foreign currency fluctuations and exchange rate changes on the Company’s reporting in its financial statements of the results from such operations outside the United States. The Company is hedged, to some extent, from foreign exchange risks because of its ability to purchase and sell in the local currency of the jurisdictions in which it operates. In addition, the Company has entered into foreign currency contracts under certain circumstances to reduce the Company’s exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. In certain historical periods, the relative weakness of the U.S. dollar has contributed to an increase in direct costs as a percentage of revenue, as the majority of the Company’s direct costs are incurred in Canadian dollars. During the year ended December 31, 2004, we did not enter into any foreign currency contracts.

We have international operations.

        In the years ended December 31, 2004, 2003 and 2002, revenue derived from sales outside of North America accounted for approximately 39.3%, 44.5% and 30.9%, respectively, of the Company’s total revenue. Because the Company’s revenue is dependent, in large part, on significant contracts with a limited number of customers, the percentage of the Company’s revenues that is derived from sales outside of North America has fluctuated, and may continue to fluctuate, from period to period. The Company believes that its ability to grow and be profitable will require additional expansion of its sales in foreign markets, and that revenue derived from international sales will account for a significant percentage of the Company’s revenue for the foreseeable future. This expansion has required and will continue to require significant management attention and financial resources. The inability of the Company to expand international sales in a timely and cost-effective manner could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. There are a number of risks inherent in the Company’s international business activities, including changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign markets, longer accounts receivable payment cycles, difficulties in collecting payments, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond the Company’s control. Fluctuations in currency exchange rates could adversely affect sales denominated in foreign currencies and cause a reduction in revenue derived from sales in a particular country. In addition, revenue of the Company earned abroad may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company’s earnings. There can be no assurance that such factors will not materially adversely affect the Company’s future international sales and, consequently, the Company’s business, financial condition, operating results and cash flows.

        As a result of the international scope of the Company’s operations, the Company’s business is carried out under an international corporate structure that has been designed in part to optimize tax costs to the Company. The effectiveness of this international corporate structure from a tax perspective, and the corresponding risk of any negative financial impact on the Company from the imposition of tax liability on the Company in the event such structure is not effective, depends on the quality of the Company’s internal compliance and implementation procedures, as well as external regulatory factors such as investigations, audits and decisions by tax officials and changes in tax laws, regulations and policies.

We are exposed to product liability claims.

        The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. The Company carries insurance coverage for product liability claims, which it believes to be adequate for its operations.

We are subject to Canadian laws and regulations which may have anti-takeover effects.

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

        The Company is organized under the laws of Canada and, accordingly, is governed by the Canada Business Corporations Act (the “CBCA”). The CBCA differs in certain material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers and similar arrangements, shareholders’ suits, indemnification of directors and inspection of corporate records.

Our share price may be subject to price volatility and related risks.

        The trading prices of the Common Shares have been subject to wide fluctuations since trading of the Company’s shares commenced in December 1995. There can be no assurance that the market price of the Common Shares will not significantly fluctuate from its current level. The market price of the Common Shares may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of the Common Shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Item 2: Properties

        The Company occupies approximately 96,000 square feet of leased office space at its headquarters in Richmond, British Columbia for its product development, marketing, support, administration and sales operations. The lease expires on November 30, 2008 with two options to renew for five years each. The Company has sub-let approximately 16,000 square feet of this space until November 29, 2008. The Company also maintains offices in Itasca, Illinois; Paris, France; Copenhagen, Denmark; Centurion, South Africa and Reading, United Kingdom. Leases for these locations are not considered material.

Item 3: Legal Proceedings

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

Item 4: Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5:  Market for Registrant’s Common Equity And Related Stockholder Matters

Price Range of Common Shares

        The Company’s Common Shares began trading on The Toronto Stock Exchange and on the Montreal Exchange under the symbol “MMD” on December 20, 1995 and began trading on the NASDAQ National Market System under the symbol “MDSIF” on November 26, 1996. The Company changed its NASDAQ National Market System trading symbol to “MDSI” in April 1999. In December 1999, the Company’s listing on the Montreal Exchange was automatically withdrawn as part of a restructuring plan of the Canadian stock exchanges. Prior to December 20, 1995, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on The Toronto Stock Exchange and the NASDAQ National Market System with their equivalent US dollar amounts where applicable.

	The Toronto Stock Exchange				Nasdaq National Market
	US$(1)		CDN$		US$	US$
	High	Low	High	Low	High	Low
2003
First Quarter	4.28	3.33	6.00	4.67	3.91	3.00
Second Quarter	5.18	3.39	7.25	4.75	5.35	3.00
Third Quarter	6.07	3.88	8.50	5.43	6.33	3.85
Fourth Quarter	5.60	4.12	7.85	5.77	6.12	4.25

2004
First Quarter	6.07	4.32	8.00	5.70	5.96	4.26
Second Quarter	8.57	4.82	11.65	6.55	9.10	4.90
Third Quarter	6.34	3.91	8.29	5.12	6.43	3.83
Fourth Quarter	5.96	4.34	7.28	5.30	6.25	4.10

_________________

(1)	US dollar amounts have been translated using the average noon buying rate for Canadian dollars for the relevant quarter. See "Exchange Rates."

Shareholders

        As of December 31, 2004 the Company had approximately 331 shareholders of record.

Dividends

        The Company has never paid dividends on its Common Shares. We do not anticipate paying any dividends in the foreseeable future. The Company’s current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Recent Sales of Unregistered Securities

        The Company did not issue any unregistered securities during the fiscal year ended December 31, 2004.

Exchange Controls

        There are no government laws, decrees or regulations in Canada which restrict the export or import of capital or which affect the remittance of dividends, interest or other payments to non-resident holders of the Company’s Common Shares. Any remittances of dividends to United States residents and to other non-residents are, however, subject to withholding tax. See “Taxation” below.

Taxation

Canadian Federal Income Taxation

        The Company considers that the following summary fairly describes in general the principal Canadian federal income tax consequences applicable to a holder of the Company’s common shares who at all times deals at arm’s length with the Company, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his common shares of MDSI Mobile Data Solutions Inc. in connection with carrying on a business in Canada (a “non-resident holder”). It is assumed that the common shares will at all material times be listed on a stock exchange that is prescribed for purposes of the Income Tax Act (Canada) (the “ITA”) and regulations thereunder. The Canadian federal income tax consequences applicable to holders of the Company’s common shares will not change if the Company is deemed inactive by the Toronto Stock Exchange. Investors should however be aware that the Canadian federal income tax consequences applicable to holders of the Company’s common shares will change if the Company ceases to be listed on a prescribed stock exchange like the Toronto Stock Exchange. Accordingly, holders and prospective holders of the Company’s common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owning and disposing of the Company’s common shares should the Company cease to be listed on a prescribed stock exchange.

        This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the “Treaty”) as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Revenue Agency (the “CRA”). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

        This summary does not address potential tax effects relevant to the Company or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of the Company’s common shares.

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

        Article X, of the Treaty as amended by the US-Canada Protocol ratified on December 16, 1997 provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of the Company’s voting stock. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. The Company will be required to withhold any such tax from the dividend and remit the tax directly to CRA for the account of the investor.

        The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

(a)	if the shares in respect of which the dividends are paid are effectively connected with a permanent establishment or fixed base that the holder has in Canada, or

(b)	the holder is a U.S. LLC, which is not subject to tax in the U.S.

        The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

        A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents “taxable Canadian property” to the holder thereof. The Company’s Common shares will be considered taxable Canadian property to a non-resident holder only if:

(a)	the non-resident holder,

(b)	persons with whom the non-resident holder did not deal at arm’s length, or

(c)	the non-resident holder and persons with whom he did not deal at arm’s length owned 25% or more of the Company’s issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom the Company’s shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

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

(d)	the holder is a U.S. LLC, which is not subject to tax in the U.S.

        If subject to Canadian tax on such a disposition, the taxpayer’s capital gain (or capital loss) from a disposition is the amount by which the taxpayer’s proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer’s adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the “taxable capital gain” is equal to one-half of the capital gain.

Item 6:  Selected Financial Data (unaudited)

        The following selected consolidated financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this report. The Consolidated Statements of Operations data for the years ended December 31, 2004, 2003 and 2002 and the Consolidated Balance Sheet data at December 31, 2004 and 2003 are derived from and are qualified by reference to the Company’s audited Consolidated Financial Statements. This selected consolidated financial data is presented in conformity with accounting principles generally accepted in the United States.

	Years ended December 31,
	2004(1)	2003(2)	2002	2001(3)	2000(4)

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$49,942	$47,385	$38,211	$44,941	$51,852
Gross profit	27,951	24,022	21,192	23,894	30,772
Operating income (loss)	1,372	(2,884)	(2,933)	(11,167)	912
Net income (loss) from continuing	507	(3,643)	(2,047)	(13,240)	(24)
operations for the year
Basic income (loss) per common
share from continuing operations	$0.06	$(0.44)	$(0.24)	$(1.54)	$(0.00)
Basic net income (loss) per common	$0.06	$(0.44)	$(0.23)	$(1.61)	$(0.08)
share
Weighted average shares outstanding	8,444	8,201	8,481	8,623	8,527

Balance Sheet Data:	2004	2003	2002	2001	2000

Cash and cash equivalents	19,843	$15,827	$11,017	$13,176	$12,865
Working capital	10,447	8,576	8,296	11,374	23,305
Total assets	38,788	37,071	37,031	44,263	60,517
Non-current liabilities	43	982	1,914	3,050	6,738
Stockholders' equity	$17,098	$15,942	$19,464	$23,916	$37,404

The Company has not paid or declared any cash dividends in any period presented.

The footnotes below are expressed in thousands of dollars.

(1)	Net income from continuing operations for the year ended December 31, 2004 includes strategic expenses of $2,340 associated with investigating potential corporate transactions as well as restructuring charges of $1,616.

(2)	Net loss from continuing operations for the year ended December 31, 2003 includes charges related to the evaluation of strategic options for the Company of $1,275 and $3,070 for bad debts with respect to several doubtful accounts.

(3)	Net loss from continuing operations for the year ended December 31, 2001 includes charges of $6,106 with respect to restructuring of certain operations, $2,750 for the impairment in valuation of investments in three private companies, $1,559 for the impairment in valuation of intangible assets acquired on acquisition of Alliance Systems Incorporated, $165 or the impairment in valuation of a commercial web site domain name, and $2,938 for bad debts with respect to several doubtful accounts.

(4)	Net loss from continuing operations for the year ended December 31, 2000 includes charges of $1,691 for costs of merger with respect to the Company’s merger with Connectria, and $985 for bad debts with respect to one doubtful account.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the Company’s ability to accelerate or defer operating expenses, achieve revenue in a particular period, hire new personnel and other factors set forth under “Business-Risk Factors” in Item 1 of this Annual Report on Form 10-K. Also see “Forward-Looking Statements.”

        Unless otherwise noted, all financial information in this report is expressed in the Company’s functional currency, United States dollars. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

        The Company’s revenue is derived from (i) software and services, consisting of the licensing of software and provision of related services, including project management, installation, integration, configuration, customization and training; (ii) maintenance and support, consisting of the provision of after-sale support services as well as quarterly, annual or extended maintenance contracts; and (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract.

Strategic Transaction

        During 2003, the Company retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors, to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. As a result of this process, on April 12, 2004, the Company signed a definitive combination agreement with At Road, Inc. (“At Road”) providing for the acquisition of the Company by At Road. On July 27, 2004 the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement has not resulted in any penalty or termination fee being payable by either party.

Restructuring

        The Company operates in a competitive industry that is consolidating and has several vendors offering competitive solutions. As a result, the Company must closely scrutinize costs in order to maintain its competitive position in the market place. As part of these efforts, the Company initiated a review of its internal structure during the three months ended September 30, 2004 and determined that operations could be streamlined and capital resources could be better deployed. As a result, the Board of Directors of the Company approved a restructuring plan that was designed to reduce costs by approximately $3 million on an annual basis. As part of this plan, the Company eliminated approximately 30 positions and sought to minimize other discretionary costs including travel and professional fees among others. The Company recorded a charge in the year ended December 31, 2004 of $1.6 million related to employee separation costs, stock based compensation and other related costs. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on the Company’s business operations.

Fiscal 2001

        On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced a Board approved update to this plan, which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $6.1 million in the year ended December 31, 2001. The Company recorded a $1.9 million provision in 2001 relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $255,800 remaining as at December 31, 2004. These charges were reflected in the “restructuring charge” line item of the Company’s Consolidated Statement of Operations. A breakdown of the nature of the charges and the costs incurred to date is as follows:

	Workforce Reduction	Provision for excess office space	Non-cash writedown of capital assets	Other	Total
Reserve balance at
December 31, 2001	$1,375,000	$1,500,000	$--	$258,660	$3,133,660
Cash payments	(1,375,000)	(242,665)	--	(258,660)	(1,876,325)

Reserve balance at
December 31, 2002	--	1,257,335	--	--	1,257,335
Cash payments	--	(376,553)	--	--	(376,553)

Reserve balance at
December 31, 2003	--	880,782	--	--	880,782
Cash payments	--	(624,982)	--	--	(624,982)

Reserve balance at
December 31, 2004	$--	$255,800	$--	$--	$255,800

Fiscal 2004

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

During the three months ended December 31, 2004 the Company accrued a further $0.1 million in connection with this restructuring.

A breakdown of the nature of the restructuring charges and the costs incurred to date is as follows:

	Workforce Reduction	Stock-based compensation	Other	Total
Restructuring charges, three months
ending September 30, 2004	$1,385,000	$50,000	$65,000	$1,500,000
Cash payments	(200,000)	--	--	(200,000)
Noncash charges	--	(50,000)	--	(50,000)

Reserve balance at September 30, 2004	1,185,000	--	65,000	1,250,000
Additional charges	100,000	(1,079)	17,328	116,249
Cash payments	(702,076)	--	--	(702,076)
Noncash charges	--	1,079	--	1,079

Reserve balance at December 31, 2004	$582,924	$--	$82,328	$665,252

        The Company has recorded a charge of $1,485,000 related to employee separation costs as a result of the elimination of approximately 30 positions made in an effort to increase efficiency and reduce costs. As at December 31, 2004, cash disbursements of approximately $902,076 had been made related to this charge leaving an accrual of approximately $582,924 relating to workforce reduction.

        The Company has recorded a charge of $48,921 related to the changing of vesting conditions on one employee’s stock options as a result of termination.

        Other restructuring costs of $82,328 relate to outplacement and related expenses the Company expects to incur as a result of the September 2004 restructuring. As at December 31, 2004, no amounts had been paid in relation to these costs resulting in an accrual of $82,328 as at December 31, 2004.

        We expect that the restructuring charges will be substantially drawn down no later than the second quarter of 2005.

Field Service Business

        The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as MDSI’s Advantex products, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization’s existing computer systems and configure or customize the software to meet customer requirements. Frequently, in the Company’s larger contracts only a limited number of the users are rolled out initially, with the balance implemented over a period that may extend up to one year or more. Where increases in mobile workforces require or where additional departments of mobile workers are added, MDSI may be asked to supply additional user licenses and professional services, which may result in additional revenue for the Company.

        Revenue for software and services has historically accounted for a substantial portion of the Company’s revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which historically has included a warranty period that is generally ninety days in length. These services are generally performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. The Company generally recognizes total revenue for software and services associated with a contract using a percentage of completion method based on the total man-days incurred over the total estimated man-days to complete the contract.

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

        The Company is periodically required to provide, in addition to MDSI products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing devices. The Company recognizes revenue on the supply of third party hardware and software upon transfer of title to the customer. The Company recognizes revenue on the supply of third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract or on a pro-rata basis in the case of maintenance services. Also included in third party revenue are reimbursements to the Company for out of pocket expenses incurred on implementation projects performed by the Company. EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses” requires characterization of the reimbursement of these expenses as revenue. An equal and offsetting amount of expense is recognized, relating to the payment of these expenses, as direct costs.

        The Company believes that it will periodically supply third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party products and services in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large fluctuations in revenue.

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

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 “Accounting for Stock-Based Compensation”. SFAS123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for an award of equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees. This Statement is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first interim period after June 15, 2005. The Company intends to adopt this standard in the period commencing July 1, 2005 on a prospective basis.

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

        In March 2004, the FASB ratified consensus reached by the EITF with respect to EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses recognition, measurement and disclosure of other-than-temporary impairment evaluations for securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and are not accounted for under the equity method according to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The recognition and measurement guidance is effective for reporting periods beginning after June 15, 2004. Disclosures for cost method investments are required to be included in annual financial statements prepared for fiscal years ending after June 15, 2004. The Company does not have any significant cost method investments and therefore adoption is not expected to have a significant impact on its Consolidated Financial Statements.

        During the year ended December 31, 2004, the FASB also issued the following Statements: SFAS No. 153 “Exchanges of Non-Monetary Assets – an amendment of APB Opinion No. 29"; SFAS 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67"; and SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4". The Company does not believe that these Statements will have an impact on the Consolidated Financial Statements.

Critical Accounting Policies and Significant Estimates

        The significant accounting policies are outlined within Note 1 to the Consolidated Financial Statements. Some of those accounting policies require the Company to make estimates and assumptions that affect the amounts reported by the Company. The following items require the most significant judgment and involve complex estimation:

Revenue Recognition

        We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

        When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

        On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF 99-19 (as described above), the revenue for these implementations and installations is recognized on a gross basis. In these cases we ultimately manage the engagement.

Income Taxes

        Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

        We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Restructuring Charges

        In calculating the restructuring charge in 2004 related to the costs to eliminate approximately 30 positions the Company was required to estimate the amount of severance pay required to terminate the employment, as well as the cost of any benefit continuity provided to the employee. The Company’s assumptions on either the amount of severance or the cost of benefits or other expenses may be proven incorrect and the actual cost may be materially different from the estimates.

        In calculating the cost to dispose of excess facilities relating to the restructuring charge originally recorded in 2001, the Company was required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which the Company might be able to sublease the site. From the estimates for these costs the Company performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the 2001 restructuring plan. The Company’s assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable – Allowance for Doubtful Accounts

        The Company periodically reviews the collectability of its accounts receivable balances. Where doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At December 31, 2004, the allowance for doubtful accounts was $288,000. The Company intends to continue vigorously pursuing these accounts. If future events indicate additional collection issues, the Company may be required to record an additional allowance for doubtful accounts. During the year ended December 31, 2003 the Company wrote off a long term receivable of $2.8 million, as the Company entered into a settlement agreement with this customer whereby no further proceeds on the receivable would be realized by the Company.

Commitment

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future spending commitments. If the Company determines that it will be unable to meet the minimum performance obligations, a liability for such obligations will be accrued. The Company’s obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However, negotiations related to this increase have yet to be completed.

Warranty

        The Company warrants to its customers that its software will be in substantial conformance with its specifications. If the Company is unable to deliver solutions that substantially conform to specifications, warranty claims could have an adverse effect on the Company’s financial results.

Results of Operations

        The following table sets forth, for the years indicated, certain components of the selected financial data of the Company:

	Years ended December 31,
	2004	2003	2002

	(In thousands)

Revenue:
Software and services	$29,477	$28,932	$24,676
Maintenance and support	18,119	13,976	11,055
Third party products and services	2,346	4,477	2,480

	49,942	47,385	38,211
Direct costs	21,991	23,363	17,019

Gross profit	27,951	24,022	21,192

Operating expenses:
Research and development	6,906	5,513	5,506
Sales and marketing	8,459	10,497	12,382
General and administrative	7,185	6,551	6,237
Restructuring charge	1,616	--	--
Strategic expenses	2,340	1,275	--
Provision for doubtful accounts	74	3,070	--

	26,580	26,906	24,125

Operating income (loss)	1,372	(2,884)	(2,933)
Other income (expense)	114	(307)	273

Income (loss) from continuing operations
before tax provision	1,486	(3,191)	(2,660)

(Provision for) recovery of income taxes
from continuing operations	(979)	(452)	613

Income (loss) for continuing operations	507	(3,643)	(2,047)

Income (loss) from discontinued operations	--	--	121

Net income (loss) for the year	$507	$(3,643)	$(1,926)

        The following table sets forth, for the years indicated, certain components of the selected financial data of the Company as a percentage of total revenue.

	Years ended December 31,
	2004	2003	2002

Revenue:
Software and services	59.0%	61.1%	64.6%
Maintenance and support	36.3	29.5	28.9
Third party products and services	4.7	9.4	6.5

	100.0	100.0	100.0
Direct costs	44.0	49.3	44.5

Gross profit	56.0	50.7	55.5

Operating expenses:
Research and development	13.8	11.6	14.4
Sales and marketing	16.9	22.2	32.4
General and administrative	14.4	13.8	16.3
Restructuring charge	3.2	--	--
Strategic expenses	4.7	2.7	--
Provision for doubtful accounts	0.1	6.5	--

	53.2	56.8	63.1

Operating income (loss)	2.7	(6.1)	(7.6)
Other income (expense)	0.2	(0.6)	0.7

Income (loss) from continuing operations
before tax provision	3.0	(6.7)	(6.9)

(Provision for) recovery of income taxes from
continuing operations	(2.0)	(1.0)	1.6

Income (loss) from continuing operations	1.0	(7.7)	(5.3)
Income (loss) from discontinued operations	--	--	0.3

Net income (loss) for the year	1.0%	(7.7)%	(5.0)%

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

All numbers in ‘000s unless otherwise noted.

Revenue
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$49,942	$47,385	$2,557	5.4%

        Revenue increased by $2.6 million (5.4%) for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase was primarily due to increased software and services revenue, and maintenance and support revenue as a result of our growing install base partially offset by a decrease in third party products and services.

Software and Services Revenue
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$29,478	$28,932	$546	1.9%

        Software and services revenue increased by $0.5 million (1.9%) for the year ended December 31, 2004, compared to the year ended December 31, 2003. The Company entered into two significant contracts in 2002. One of these contracts generated consistent revenue in 2004 compared to 2003, and is expected to continue to make up a significant portion of revenues over the next few quarters. Revenue on the second contract decreased in 2004 because the project was winding down. The decrease in revenue from this second contract was offset by revenue earned on several new contracts, primarily within the telecommunications industry.

Maintenance and Support Revenue
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$18,119	$13,976	$4,143	29.6%

        Maintenance and support revenue was $18.1 million for the year ended December 31, 2004, compared to $14.0 million for the year ended December 31, 2003, an increase of 29.6%. Maintenance and support revenue increased primarily due to phases of the above noted contracts moving from implementation into maintenance as well as from growth in the Company’s installed customer base. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage the Company to support installed systems. Historically the renewal rate of maintenance and support contracts has been high.

Third Party Products and Services Revenue
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$ 2,346	$4,477	$(2,131)	(47.	6)%

        Third party products and services revenue decreased by $2.1 million (47.6%) for the year ended December 31, 2004, compared to the year ended December 31, 2003. Third party products and services revenue is primarily earned from certain customers pursuant to agreements under which the Company provides third party products and services. Not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. The Company has agreed to supply a large amount of third party services at no margin, which is being recognized on a gross basis, in connection with one particular contract, and therefore expects that future revenues from third party products and services will fluctuate in the near term. For the year ended December 31, 2004 approximately $0.6 million of these services were provided, as compared to $1.8 million for the year ended December 31, 2003.

Direct Costs
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$21,991	$23,363	$(1,372)	(5.	9)%

        Direct costs were 44.0% of revenue for the year ended December 31, 2004, compared to 49.3% for the year ended December 31, 2003. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support and costs related to equipment purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred due to cost cutting efforts initiated in the third quarter, lower than usual costs of our embedded third party software components as well as the Company supplying a smaller amount of third-party products and services at no margin, in connection with one particular contract, during the year ended December 31, 2004 than in the year ended December 31, 2003. As a result, direct costs as a percentage of revenue decreased. The Company expects that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term.

Gross Margin
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$27,951	$24,022	$3,929	16.4%

        Gross margins were 56.0% of revenue for the year ended December 31, 2004, compared to 50.7% for the year ended December 31, 2003. The increase in gross margins as a percentage of revenue occurred due to cost cutting efforts initiated in the third quarter, lower than usual costs of our embedded third party software components as well as the Company supplying a smaller amount of third-party products and services at no margin, in connection with one particular contract, during the year ended December 31, 2004 than in the year ended December 31, 2003. The Company expects that in the near term its gross margins as a percentage of revenue will remain consistent with the current year, subject to the level of third party services actually provided.

Research and Development
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$6,906	$5,513	$1,393	25.3%

        Research and development expenses were $6.9 million, or 13.8% of revenue, for the year ended December 31, 2004, compared to $5.5 million, or 11.6% of revenue, for the year ended December 31, 2003. The increase in research and development expenses is a result of the Company’s commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The relative weakness of the United States dollar also contributed to the increase in research and development expenses during the year as the majority of research and development expenses are denominated in Canadian dollars. The Company intends to continue committing a significant portion of its revenue to enhance existing products and develop new products.

Sales and Marketing
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$ 8,459	$10,497	$(2,038)	(19.	4%)

        Sales and marketing expenses were $8.5 million or 16.9% of revenue for the year ended December 31, 2004 and $10.5 million or 22.2% of revenue for the year ended December 31, 2003. The decrease in expenditures in 2004 was due to cost saving initiatives, including personnel reductions, as well as the Company’s annual user conference being held locally, in Vancouver, British Columbia, Canada, which decreased costs. The Company anticipates that the dollar amounts of its sales and marketing expenses will continue to be significant as a result of the Company’s commitment to its international marketing efforts and attempts to penetrate additional markets for its products.

General and Administrative
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$7,185	$6,551	$634	9.7%

        General and administrative expenses were $7.2 million, or 14.4% of revenue, for the year ended December 31, 2004 and $6.6 million, or 13.8% of revenue, for the year ended December 31, 2003. General and administrative expenses increased in relation to the comparative period primarily as a result of an increase in insurance fees incurred by the Company. We expect that in the near future, general and administrative expenditures will remain relatively consistent with current levels.

Restructuring Charge
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$1,616	$0	$1,616	N/A

        During the year ended December 31, 2004, the Company recorded a charge of $1.6 million related to costs of workforce reduction for approximately 30 affected employees, stock based compensation charges and other related costs. No restructuring charge was recorded during the year ended December 31, 2003. See above discussion under “Restructuring”.

Strategic Expenses
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$2,340	$1,275	$1,065	83.5%

        Strategic expenses were $2.3 million, or 4.7% of revenue for the year ended December 31, 2004 compared to $1.3 million, or 2.7% of revenue for the year ended December 31, 2003. Strategic expenses consist primarily of professional fees associated with investigating potential corporate transactions. The increase in strategic expenses during the year ended December 31, 2004, compared to the prior year, related primarily to expenses incurred by the Company in connection with a definitive agreement entered into on April 12, 2004, which would have resulted in the Company being acquired by At Road. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement did not result in any penalty or termination fee being payable by either party. The Company expects it will from time to time consider new strategic opportunities; however, the Company cannot predict the amount or timing of strategic expenses associated with such opportunities or whether the Company will be able to negotiate and effect a successful transaction. Of the total strategic expenses, fees of $795,406 were paid in 2004 to a company with a director in common to MDSI.

Provision for Doubtful Accounts
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$ 74	$3,070	$(2,996)	(97.	6%)

        During the year ended December 31, 2004, management specifically identified all doubtful accounts receivable and allowed for these amounts. During the year ended December 31, 2003 the Company determined that an additional allowance of approximately $3.1 million was required primarily due to a settlement agreement being reached in the legal action against Citizens Communications. This settlement did not result in the Company realizing any proceeds on its $2.8 million long term receivable from Citizens Communications, and as a result the Company wrote off the entire amount during that year. The remaining provision resulted from significant uncertainty surrounding collection of one further specific account. In 2004, the Company recovered $230,000 in connection with amounts allowed for in 2003.

Other Income (Expense)
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$ 114	$(307)	$421	137.1%

        Other income was $0.1 million for the year ended December 31, 2004, compared to $(0.3) million for the year ended December 31, 2003. Substantially all of other income (expense) related to fluctuations in the currencies of the Company’s foreign operations, interest income on cash and short-term deposits, and interest expense on short-term borrowings under the line of credit and capital lease obligations.

Income Taxes
Years Ended December 31,		Change
2004	2003	Amount	Percentage
$(979)	$(452)	$(527)	(116.	6%)

        The Company’s effective tax rate for the year ended December 31, 2004 was a provision of 65.8% (2003 – (14.2%)) compared to a Canadian federal statutory tax rate of 35.6%.  The Company’s effective tax rate represents a rate which is applicable to all of the Company’s operations crossing multiple tax jurisdictions with tax rates which are different than the Canadian federal statutory tax rate. The Company also operates in tax jurisdictions which have regulations which permit the carry back of current period tax losses and credits to prior periods when income taxes were paid. The Company’s effective tax rate in the years presented reflects recoveries and refunds of prior year taxes paid and tax credits received offset by valuation allowances on losses carried forward. The Company did not record a full recovery of income tax expense during the year ended December 31, 2004 as it is more likely than not that the Company will not be able to utilize the benefits of these losses.

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenue
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$47,385	$38,211	$9,173	24.0%

        Revenue increased by $9.2 million (24.0%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase was primarily due to increased software and services revenue, and maintenance and support revenue.

Software and Services Revenue
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$28,932	$24,677	$4,255	17.2%

        Software and services revenue increased by $4.3 million (17.2%) for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in revenue was attributable to several significant contracts the Company has entered in the core markets the Company serves.

Maintenance and Support Revenue
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$13,976	$11,055	$2,921	26.4%

        Maintenance and support revenue increased by $2.9 million (26.4%) for the year ended December 31, 2003, compared to the year ended December 31, 2002, an increase of 26.4%. The primary reason for the increase in maintenance and support revenue during 2003 was that two of the Company's significant implementation contracts entered the maintenance and support phases of their agreements during the year.

Third Party Products and Services Revenue
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$4,477	$2,480	$1,997	80.5%

        Third party products and services revenue increased by $2.0 million (80.5%) for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily due to the Company supplying a large amount of third party services at no margin, which was recognized on a gross basis, in connection with one particular contract. For the year ended December 31, 2003 approximately $1.8 million of these services were provided, as compared to $0.1 million for the year ended December 31, 2002.

Direct Costs
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$23,363	$17,019	$6,344	37.2%

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

Gross Margin
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$24,022	$21,192	$2,830	13.4%

        Gross margins were 50.7% of revenue for the year ended December 31, 2003, compared to 55.5% for the year ended December 31, 2002. The decrease in gross margins as a percentage of revenue related primarily to an agreement whereby the Company has agreed to supply a large amount of third-party services at no margin. During 2003, the Company recognized approximately $1.8 million in third party revenues and costs related to this project. The relative weakness of the United States dollar also contributed to the reduction in gross margin in the period.

Research and Development
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$5,513	$5,506	$7	0.1%

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

Sales and Marketing
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$10,497	$12,382	$(1,885)	(15.	2%)

        Sales and marketing expenses were $10.5 million or 22.2% of revenue for the year ended December 31, 2003 and $12.4 million or 32.4% of revenue for the year ended December 31, 2002. Total sales and marketing expenses represents a decrease of approximately $1.9 million as compared to the same period of 2002. The decrease in expenditures in 2003 was due primarily to a decrease in commission costs relating to contracts entered into during 2002 that did not reoccur in 2003.

General and Administrative
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$6,551	$6,237	$314	5.0%

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

Provision for Doubtful Accounts
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$3,070	$--	$3,070	N/A

        During the year ended December 31, 2003 the Company determined that an additional allowance of approximately $3.1 million was required primarily due to a settlement agreement being reached in the legal action against Citizens Communications. This settlement did not result in the Company realizing any proceeds on its $2.8 million long term receivable from Citizens Communications, and as a result the Company has written off the entire amount during the year ended December 31, 2003. The remaining provision resulted from significant uncertainty surrounding collection of one further specific account. Although the Company intends to vigorously pursue collection of accounts where no settlement agreements have been reached, due to uncertainty with regard to ultimate collection, the Company determined that it would be prudent to record an allowance to address the uncertainty regarding collection of amounts due. During the year ended December 31, 2002 the Company recovered approximately $0.6 million from a previously allowed for doubtful accounts. Also during the year ended December 31, 2002 the Company determined that an additional allowance of approximately $0.6 million was required due to significant uncertainty surrounding collection of a specific account. The net result was that there was no charge recorded in the provision for doubtful accounts for the year ended December 31, 2002.

Strategic Expenses
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$1,275	$--	$1,275	N/A

        Strategic expenses were approximately $1.3 million, or 2.7% of revenue, for the year ended December 31, 2003. The Company did not incur any strategic expenses in the year ended December 31, 2002. Strategic expenses consisted of professional fees associated with investigating potential corporate transactions that the Company considered during 2003.

Other Income (Expense)
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$(307)	$273	$(580)	(212%)

        Other expense was $0.3 million for the year ended December 31, 2003, compared to $(0.3) million for the year ended December 31, 2002. Substantially all of other income (expense) related to interest income on cash and short-term deposits, interest expense on capital leases, and fluctuations in foreign currency denominated assets and liabilities.

Income Taxes
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$ (452)	$613	$(1,065)	(174%)

        The Company provided for income taxes on losses for the year ended December 31, 2003. The Company's effective tax rate reflects the application of certain operating loss carry forwards against taxable income and the blended effect of Canadian, U.S., and other foreign jurisdictions' tax rates. Since the Company incurred a loss during the period and it was not more likely than not that the Company would be able to utilize the benefits of these losses, the Company did not record a full recovery of income tax expense during the year ended December 31, 2003.

Income from Discontinued Operations
Years Ended December 31,		Change
2003	2002	Amount	Percentage
$ --	$121	$(121)	(100%)

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

Liquidity and Capital Resources

        The Company has financed its operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of its securities. At December 31, 2004, the Company had cash and cash equivalents of $19.8 million (2003 - $15.8 million) and working capital of $10.4 million (2003 - $8.6 million).

        Cash provided by (used in) operating activities was $5.6 million, $7.4 million and $2.3 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The $5.6 million of cash provided by operating activities in 2004 was comprised of $0.5 million net income, non-cash charges of $2.6 million and $2.4 million of changes to non-cash working capital items. Depreciation accounted for $2.2 million of the non-cash charge in the year. The changes to working capital items include a $1.5 million increase in trade receivables, a $1.6 million decrease in unbilled receivables, a $0.7 million decrease in prepaid expenses and other assets, a $0.1 million increase in accounts payable and accrued liabilities, a $0.5 million increase in taxes payable and a $1.1 million increase in deferred revenue. Unbilled accounts receivable arise where the Company has earned revenue on a project and has not completed specific billing milestones under the terms of the applicable contract. Deferred revenue arises where the Company has achieved a billing milestone under a customer contract but has yet to recognize all of the revenue billed due to the percentage of completion under the contract.

        The Company maintains, as at December 31, 2004, a provision of $0.3 million with respect to doubtful accounts. The Company intends to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, the Company determined that it would be prudent to maintain an allowance to address this uncertainty.

        Cash used in financing activities was $0.6 million, $1.7 million and $1.7 million, respectively, during the years ended December 31, 2004, 2003 and 2002. The cash used in financing activities in 2004 comprised $1.1 million in repayments of capital leases offset by $0.5 million from the issuance of common shares.

        Cash used in investing activities was $0.9 million, $0.9 million and $2.2 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Total investing activity in 2004 primarily consisted of $0.9 million for the purchase of capital equipment, including computer hardware and software for use in research and development activities, and to support the growth of the Company's corporate information systems.

        Existing sources of liquidity at December 31, 2004 include $19.8 million of cash and cash equivalents and funds available under the Company's operating line of credit. At the year ended December 31, 2004, the Company's borrowing capacity under the line of credit was up to CDN$10 million (US$8.3 million) (2003 - CDN$10 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate plus 0.25%. At December 31, 2004, the Company was not using this line of credit, except as security for an outstanding letter of credit in the amount of CDN$1.4 million (US$1.2 million) expiring October 1, 2005.

        The Company has a revolving, demand term loan facility available by way of floating rate advances or Cost of Funds loans ("COF") with a Canadian commercial bank to finance up to 75% of the cost of the capital expenditures ("Capex"), to a maximum of CDN$1.5 million (US$1.2 million). Floating rate advances bear interest at prime plus 0.25% and COF loans bear interest at COF+ 2%. As at December 31, 2004, the Company was not utilizing the loan facility.

        The Company has a letter of credit facility with a Canadian commercial bank for issuance of letters of credit in support of contracts for up to CDN$10 million (US$8.3 million) (2003 - CDN$10 million), which bears interest at the bank's prime rate plus 0.50% per annum. As at December 31, 2004, the Company has not issued any letters of credit under this facility.

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

        The Company believes that future cash flows from operations and its borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with its past and expected future growth, the Company may increase, from time to time, its borrowing facility under its operating line of credit to support its operations. Future growth or other investing activities may require the Company to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. As at December 31, 2004 the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$1,132,676	$1,132,676	--	--	--

Operating Leases	$5,742,253	$1,543,992	$4,100,193	$98,068	--

Normal Course Purchase
Commitments	$ 550,090	$ 550,090	--	--	--

Total Contractual
Obligations	$7,425,019	$3,226,758	$4,100,193	$98,068	--

        The Company has entered into a significant customer contract in which the Company has agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. If we determine that we will be unable to meet the minimum performance obligations, a liability for such obligations will be accrued. As at December 31, 2004 the Company has generated an estimated $989,323 of credits relating to this obligation. The Company’s obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However negotiations related to this increase have yet to be completed.

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

Derivative Financial Instruments

        The Company generates a significant portion of its sales from customers located outside the United States, principally in Canada and Europe. Canadian sales are made mostly by the Company and on occasion are denominated in Canadian dollars. International sales are made mostly from a foreign subsidiary and are typically denominated in either U.S. dollars, Euros or British pounds. The Company also incurs a significant portion of expenses outside the United States, principally in Canada and Europe, which are typically denominated in Canadian dollars, Danish kroner or British pounds. The Company’s international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. The Company may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts the Company enters into generally have original maturities ranging from three to eighteen months. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes, and does not expect gains or losses on these contracts to have a material impact on the Company’s financial results.

        The Company’s foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at December 31, 2004 and 2003 the Company had no foreign currency forward contracts outstanding.

Off-Balance Sheet Transactions

        The Company does not have any off-balance sheet arrangements.

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

Foreign Currency Risk

        We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S. dollars, the functional currency of our domestic operations and the currency in which we report our financial statements. We also conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound, Euro and Canadian dollar.

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

        We have evaluated our exposure to foreign currency risk and have determined that while we have a degree of exposure to the Euro, the Danish kroner and British pound, our most significant operating exposure to foreign currencies at this time is to the Canadian dollar. In certain historical periods, the strengthening of the Canadian dollar has negatively affected our operating results.

        As of December 31, 2004, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $3.0 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which the Company is exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

        To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

        At December 31, 2004 and December 31, 2003, we had no outstanding currency forward exchange contracts and during the years ended December 31, 2004 and December 31, 2003 we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these years.

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

        While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of December 31, 2004, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

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

Item 8:  Financial Statements and Supplementary Data

        The financial statements listed under the heading “(a)1. Consolidated Financial Statements” of Item 15 herein, are included immediately following this page.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of MDSI Mobile Data Solutions Inc.

        We have audited the accompanying Consolidated Balance Sheets of MDSI Mobile Data Solutions Inc. and subsidiaries as of December 31, 2004 and 2003 and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These Consolidated Financial Statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company and subsidiaries as at December 31, 2004 and 2003 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, British Columbia
March 25, 2005

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	As at December 31,

	2004	2003

Assets
Current assets
Cash and cash equivalents	$19,842,920	$15,827,043
Accounts receivable
Trade (net of allowance for doubtful accounts of $288,246; 2003 - $2,792,415)	10,139,104	8,610,846
Unbilled	822,323	2,446,271
Prepaid expenses and other assets	1,118,143	1,838,425
Current deferred income taxes	171,451	--

Total current assets	32,093,941	28,722,585

Capital assets, net (note 3)	6,694,021	7,990,457
Deferred income taxes (note 6)	--	357,628

Total assets	$38,787,962	$37,070,670

Liabilities and stockholders' equity
Current liabilities
Accounts payable (note 4)	$1,929,785	$1,786,665
Accrued liabilities	3,686,527	3,725,357
Accrued restructuring charge (note 13)	921,052	952,623
Income taxes payable	1,382,017	917,183
Deferred revenue	12,653,199	11,560,446
Current obligations under capital lease (note 9(a))	1,073,883	1,204,269

Total current liabilities	21,646,463	20,146,543

Long term deferred taxes	43,273	--
Obligations under capital leases (note 9(a))	--	982,016

Total liabilities	21,689,736	21,128,559

Commitments and contingencies (note 9)

Stockholders' equity
Common stock (note 5)
Authorized:
Unlimited common shares with no par value
Issued: 8,353,179 shares; 2003: 8,218,118 shares	44,793,898	44,329,182
Additional paid-up capital	2,406,049	2,222,128
Accumulated other comprehensive loss	(690,104)	(690,104)
Deficit	(29,411,617)	(29,919,095)

	17,098,226	15,942,111

Total liabilities and stockholders' equity	$38,787,962	$37,070,670

See accompanying notes to the Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

	Years ended December 31,

	2004	2003	2002

Revenue
Software and services	$29,477,761	$28,931,932	$24,676,534
Maintenance and support	18,118,805	13,976,154	11,054,550
Third party products and services	2,345,811	4,476,503	2,480,368

	49,942,377	47,384,589	38,211,452

Direct costs	21,990,893	23,362,608	17,019,346

Gross profit	27,951,484	24,021,981	21,192,106

Operating expenses
Research and development	6,905,996	5,512,706	5,505,810
Sales and marketing	8,459,255	10,496,644	12,381,679
General and administrative	7,258,081	6,551,205	6,237,194
Restructuring charge (note 13)	1,616,249	--	--
trategic expenses (note 14)	2,340,299	1,275,120	--
Provision for doubtful accounts	--	3,069,860	--

	26,579,880	26,905,535	24,124,683

Operating income (loss)	1,371,604	(2,883,554)	(2,932,577)

Other income (expense)	114,439	(307,404)	272,988

Income (loss) from continuing operations before tax provision	1,486,043	(3,190,958)	(2,659,589)

(Provision for) recovery of income taxes from continuing
operations (note 6)	(978,565)	(451,785)	612,952

Income (loss) from continuing operations	507,478	(3,642,743)	(2,046,637)

Income from discontinued operations (note 2)	--	--	121,031

Net income (loss) for the year	$507,478	($ 3,642,743)	($ 1,925,606)

Income (loss) per common share (note 1(k))
Income (loss) from continuing operations
Basic	$0.06	($ 0.44)	($ 0.24)

Diluted	$0.06	($ 0.44)	($ 0.24)

Net income (loss)
Basic	$0.06	($ 0.44)	($ 0.23)

Diluted	$0.06	($ 0.44)	($ 0.23)

See accompanying notes to the Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)

	Common stock
	Shares	Amount	Additional paid-up capital	Treasury stock	Accumulated other comprehensive loss	Deficit	Total

Balance, December 31, 2001	8,676,020	$48,519,060	$522,621	$(85,043)	$(690,104)	$(24,350,746)	$23,915,788

Issued on exercise of
stock options	253,181	65,366	--	--	--	--	65,366
Issued under stock
purchase plan (Note 5(b))	85,405	212,614	--	--	--	--	212,614
Redemption of shares
during year on
divestiture of	(824,700)	(4,515,766)	1,711,787	--	--	--	(2,803,979)
subsidiary (Note 2)
Redemption of treasury
shares	(13,475)	(72,763)	(12,280)	85,043	--	--	--
Net loss for the year	--	--	--	--	--	(1,925,606)	(1,925,606)

Balance, December 31, 2002	8,176,431	$44,208,511	$2,222,128	$--	$(690,104)	$(26,276,352)	$19,464,183

Issued on exercise of
stock options	4,312	14,312	--	--	--	--	14,312
Issued under stock
purchase plan (Note 5(b))	37,375	106,359	--	--	--	--	106,359
Net loss for the year	--	--	--	--	--	(3,642,743)	(3,642,743)

Balance, December 31, 2003	8,218,118	$44,329,182	$2,222,128	$--	$(690,104)	$(29,919,095)	$15,942,111

Issued on exercise of
stock options	124,368	416,125	--	--	--	--	416,125
Issued under stock
purchase plan (Note 5(b))	10,693	48,591	--	--	--	--	48,591
Stock based compensation
charge	--	--	183,921	--	--	--	183,921
Net income for the year	--	--	--	--	--	507,478	507,478

Balance, December 31, 2004	8,353,179	$44,793,898	$2,406,049	$--	$(690,104)	$(29,411,617)	$17,098,226

See accompanying notes to the Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income (loss) from continuing operations for the year	$507,478	$(3,642,743)	$(2,046,637)
Items not affecting cash:
Depreciation	2,212,171	2,726,208	2,706,987
Write-down in value of long term receivable	--	2,749,860	--
Deferred income taxes	229,450	176,000	(183,659)
Stock-based compensation charge	183,921	--	--
Changes in non-cash operating working capital items (Note 11)	2,446,278	5,399,839	1,828,619

Net cash provided by operating activities	5,579,298	7,409,164	2,305,310

Cash flows from investing activities
Acquisition of capital assets	(915,735)	(918,578)	(2,178,732)

Net cash (used in) investing activities	(915,735)	(918,578)	(2,178,732)

Cash flows from financing activities
Issuance of common shares	464,716	120,671	277,981
Repayment of capital leases	(1,112,402)	(1,801,159)	(1,989,664)

Net cash (used in) financing activities	(647,686)	(1,680,488)	(1,711,683)

Net cash provided by (used in) continuing operations	4,015,877	4,810,098	(1,585,105)

Net cash (used in) discontinued operations (note 2)	--	--	(574,030)

Net cash inflow (outflow)	4,015,877	4,810,098	(2,159,135)

Cash and cash equivalents, beginning of year	15,827,043	11,016,945	13,176,080

Cash and cash equivalents, end of year	$19,842,920	$15,827,043	$11,016,945

Supplemental disclosure of cash flow information

Cash payment for interest	$217,215	$300,686	$174,619

Cash payment (refund) for taxes	$269,171	$415,251	$(1,320,664)

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

        During the year ended December 31, 2002 the Company entered into two capital lease arrangements for the gross amount of $2,922,078 (2001 — $881,195) for newly purchased capital assets. As a result of these arrangements the Company did not incur cash outlays to purchase these assets but will pay lease obligations with interest accruing at interest rates of up to 9.5% over terms of up to three years. Since these asset purchases in 2002 are non cash transactions, the gross amount of the leases have been excluded from both the Acquisition of Capital Assets and Proceeds from Capital Leases line items.

See accompanying notes to the Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following significant accounting policies:

(a)	Nature of operations

The Company develops, markets and supports workforce management software solutions for use in the mobile service industry. Prior to the disposition of Connectria (Note 2), the Company was also a provider of managed application services.

(b)	Basis of presentation

These Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, and are presented in the Company’s functional currency, the United States dollars. All intercompany balances and transactions have been eliminated. MDSI is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46, having a significant effect on the financial statements.

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

(c)	Foreign exchange

The accounts of the Company and its foreign subsidiaries are expressed in United States dollars, its functional currency. Current monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses relating to monetary items and revenue and expenses denominated in foreign currencies are included in the Statements of Operations.

(d)	Use of estimates

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

(e)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are comprised of billed and unbilled receivables arising from recognized or deferred revenues. Receivables related to specific deferred revenues are offset for balance sheet presentation. The Company’s receivables are unsecured.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Accounts Receivable and Allowance for Doubtful Accounts (continued)

The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value.

(g)	Capital assets

Capital assets are recorded at cost. Depreciation is charged to operations over the estimated useful lives of the assets as follows:

Computer hardware and software Furniture and fixtures Leasehold improvements Vehicle	30% declining balance 20% declining balance lesser of lease term or useful life, generally five years 20% declining balance

Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

(h)	Revenue recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,”SAB No. 104, “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Revenue recognition (continued)

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

Third party products and services

Revenue from sales of third party products and services is recognized on delivery of the products. Services are recognized on a percentage-complete basis. When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Revenue recognition (continued)

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

Warranty

The Company warrants to its customers that its software will be in substantial conformance with its specifications.

(i)	Research and development

Research and development costs related to software are expensed as incurred unless a project meets the specified criteria for capitalization in accordance with Statement of Financial Accounting Standard No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Acquired research and development costs related to software are charged to the Statements of Operations on acquisition if there is no alternative future use and technological feasibility has not been established.

(j)	Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. A valuation allowance is recognized to the extent the recoverability of future income tax assets is not considered likely.

(k)	Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents in the weighted average number of common shares outstanding for a period, if dilutive. Common equivalent shares consist of incremental shares issuable upon the exercise of stock options (using the treasury stock method).

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Earnings (loss) per common share (continued)

A reconciliation of net income (loss) per common share from continuing operations and the weighted average shares used in the earnings per share (“EPS”) calculations for fiscal years 2004, 2003, and 2002 is as follows:

	Net Income (Loss) from Continuing Operations (Numerator)	Shares (Denominator)	Income (Loss) Per Share from continuing operations

2004
Basic	$507,478	8,276,085	$ 0.06
Effect of stock options	--	167,638	--

Diluted	$507,478	8,443,723	$ 0.06

2003
Basic	$(3,642,743)	8,200,676	$ (0.44)
Effect of stock options	--	--	--

Diluted	$(3,642,743)	8,200,676	$ (0.44)

2002
Basic	$(2,046,637)	8,480,866	$ (0.24)
Effect of stock options	--	--	--

Diluted	$(2,046,637)	8,480,866	$ (0.24)

For the year ended December 31, 2004, 167,638 common share equivalents were included in the calculation of diluted EPS due to the exercise price of these common share equivalents being less than the market value at year end of the common shares. For the years ended December 31, 2003 and 2002, options to purchase 1,191,248 and 1,291,181 shares respectively were excluded from the computation of diluted EPS because of the net losses in fiscal 2003 and 2002 and therefore their effect would be anti-dilutive.

(l)	Stock-based compensation

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

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Stock-based compensation (continued)

	2004	2003	2002

Net income (loss) from continuing operations
(as reported)	$507,478	$(3,642,743)	$(2,046,637)
Total stock-based compensation costs, net of
related tax effects, that would have been
included in net income (loss) for the year if
the fair value based method had been applied	$(650,725)	$(1,566,400)	(2,681,899)

Pro forma net income from continuing operations	$(143,247)	$(5,209,143)	$(635,262)

Basic and fully diluted loss per common share	$0.06	$(0.44)	$(0.24)
Total stock-based compensation costs, net of
related tax effects, that would have been
included in net income (loss) for the year if
the fair value based method had been applied	$(0.08)	$(0.19)	$(0.31)

Pro forma basic and fully diluted loss per
common share	$(0.02)	$(0.64)	$(0.54)

Using the fair value method for stock-based compensation, additional compensation costs of approximately $650,725 would have been recorded for the year ended December 31, 2004 (2003 — $1,566,400 and 2002 — $2,681,899 respectively). This amount is determined using an option pricing model assuming no dividends are to be paid, an average vesting period of 4 years (2003 – 4 years; 2002 — 4 years), average life of the option of 5 years (2003 – 5 years; 2002 – 5 years;) a weighted average annualized volatility of the Company’s share price of 43% (2003 – 47% and 2002 – 73% respectively) and a weighted average annualized risk free interest rate at 2.2% (2003 1.1% and 2002 2.7% respectively).

(m)	Comprehensive income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company had no source of other comprehensive income for the years ended December 31, 2004, 2003, 2002. Tax effects of other comprehensive income or loss are not considered material for any period.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Segmented information

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,”established standards for the reporting of segmented information in annual financial statements and requires the reporting of certain selected segmented information on interim reports to shareholders. In accordance with SFAS 131 the Company has determined that it has one reportable segment, Field Service and has reported in accordance with SFAS 131 in Note 9.

(o)	Accounting for derivative instruments and hedging activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and the corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133 (SFAS 138) and under SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in net earnings (loss) when the hedged item affects net earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative used in an economic hedging relationship is not designated in an accounting hedging relationship, changes in the fair value of the derivative are recognized in net earnings (loss).

From time to time the Company may attempt to hedge its position with respect to currency fluctuations on specific contracts. This is generally accomplished by entering into forward contracts. As at December 31, 2004 and December 31, 2003 the Company had no forward transactions open.

(p)	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 “Accounting for Stock-Based Compensation”. SFAS123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for an award of equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees. This Statement is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first interim period after June 15, 2005. The Company intends to adopt this standard in the period commencing July 1, 2005 on a prospective basis.

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

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Recent accounting pronouncements (continued)

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

During the year ended December 31, 2004, the FASB also issued the following Statements: SFAS No. 153 “Exchanges of Non-Monetary Assets – an amendment of APB Opinion No. 29"; SFAS 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67"; and SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4". The Company does not believe that these Statements will have an impact on the Consolidated Financial Statements.

2.	DISCONTINUED OPERATIONS

Connectria Corporation

In June 2002, MDSI adopted a plan for sale and entered into an agreement to sell its Hosting and IT Services business segment, Connectria Corporation (Connectria) to former Connectria shareholders who were both shareholders and employees of the Company. The transaction closed in July 2002. Pursuant to the terms of the agreement, the Company received from the former Connectria shareholders 824,700 shares that had an approximate market value of $2.8 million and the cancellation of 103,088 previously issued stock options of MDSI as consideration for Connectria. In addition to the share consideration, a wholly-owned subsidiary of MDSI received a warrant allowing it to purchase up to 50,380 shares of Series A Nonvoting Preferred Stock of Connectria at a price of $50 per share exercisable for a period of five years. The Series A Nonvoting Preferred Stock of Connectria has a face value of $100 per share, bears a dividend of five percent per annum, bears a liquidation preference equal to the face value, may be redeemed at Connectria’s option at any time, and must be redeemed by Connectria upon a capital infusion of $10 million or greater. In addition MDSI has advanced to Connectria $500,000, consisting of a loan in the principal amount of $250,000 with a two year term, bearing interest at 5%, and $250,000 for prepaid hosting services. The loan was repaid subsequent to December 31, 2003. The Company recognized a gain of $12,419 on the disposal of Connectria. Connectria represented a significant segment of the Company’s business.

These businesses are accounted for as discontinued operations and for reporting purposes the results of operations, financial position and cash flow for the year ended December 31, 2002 are segregated from those of continuing operations for the period. The Company has included in the results of the discontinued operations, the sale proceeds, the costs of disposition, the results of operations from the measurement date to the disposal date and an estimate of the costs to complete the remaining contracts.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

2.	DISCONTINUED OPERATIONS (Continued)

Connectria Corporation (continued)

Summarized financial information of the discontinued operations is as follows:

	December 31, 2004	December 31, 2003	December 31, 2002

Revenues from discontinued operations	$--	$--	$5,058,101

Income before income taxes	--	--	108,612

Operating income to measurement date	--	--	108,612
Estimated income on disposal (net of income taxes
of 2002 $5,322)	--	--	12,419

Income from discontinued operations	$--	$--	$121,031

Cash flow of discontinued operations

	December 31, 2004	December 31, 2003	December 31, 2002

Operating activities	$--	$--	$2,491,158
Investing activities	--	--	(43,775)
Financing activities	--	--	(3,021,413)

Cash used in discontinued operations	$--	$--	$(574,030)

3.	CAPITAL ASSETS

	2004	2003

Computer hardware and software	$16,159,073	$16,705,813
Furniture and fixtures	2,518,786	2,557,303
Leasehold improvements	995,601	988,712

	19,673,460	20,251,828

Less: accumulated amortization
Computer hardware and software	(10,752,968)	(10,295,696)
Furniture and fixtures	(1,675,852)	(1,531,594)
Leasehold improvements	(550,619)	(434,081)

	(12,979,439)	(12,261,371)

	$6,694,021	$7,990,457

During the year ended December 31, 2004, the Company had an active capital lease arrangement for computer hardware in the amount of $2,386,574 (2003 – $3,540,336) and recorded accumulated amortization of $1,181,817 (2003 — $1,280,535) relating to these assets (note 9(a)).

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

4.	ACCOUNTS PAYABLE

	2004	2003

Trade accounts payable	$1,595,571	$1,369,200
Other	334,214	417,465

	$1,929,785	$1,786,665

5.	STOCKHOLDERS’ EQUITY

(a)	Stock options

The Company adopted its Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers, directors and consultants. The options granted pursuant to the Stock Option Plan are exercisable at a price which is equal to the fair market value of the common shares at the time the options are granted. The options typically vest over a three-year period and the term of the option is typically five years. The maximum number of common shares reserved for issuance under the Stock Option Plan, including current options outstanding, is 2,400,000 common shares. Upon acquisition of Connectria the Company assumed certain obligations under the Connectria Stock Option Plan, and all future option issuances will occur under the MDSI Plan. As a result of the divestiture of Connectria (note 2) all outstanding options under the Connectria plan were cancelled during 2002.

The resulting position of the two Stock Option plans is as follows:

	Connectrial Plan Number of Shares	MDSI Plan Number of Shares	Total Number of Shares	Weighted Average Price

Outstanding at December 31, 2001	427,143	1,629,218	2,056,361	$6.62

Granted	--	249,000	249,000	3.48
Exercised	(253,077)	(104)	(253,181)	0.26
Cancelled	(174,066)	(586,933)	(760,999)	7.13

Outstanding at December 31, 2002	--	1,291,181	1,291,181	$6.96

Granted	--	298,755	298,755	4.31
Exercised	--	(4,312)	(4,312)	3.72
Cancelled	--	(394,376)	(394,376)	8.87

Outstanding at December 31, 2003	--	1,191,248	1,191,248	$5.67

Granted	--	267,920	267,920	4.81
Exercised	--	(124,368)	(124,368)	4.02
Cancelled	--	(26,854)	(26,854)	4.03
Expired	--	(208,049)	(208,049)	14.64

Outstanding at December 31, 2004	--	1,099,897	1,099,897	$5.88

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

5.	STOCKHOLDERS’ EQUITY (Continued)

(a)	Stock options (continued)

The following table summarizes information concerning options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price

$0 - $4.39	338,254	2.33	$4.04	287,500	$4.01
$4.40 -$4.93	301,441	4.39	4.76	104,521	4.73
$4.94 - $9.62	367,702	2.52	5.80	251,417	8.48
$9.63 - $19.65	83,500	0.83	14.79	83,500	14.79
$19.66 - $32.88	9,000	0.47	32.88	9,000	32.88

	1,099,897	2.83	$5.88	735,938	$7.22

At December 31, 2003 and 2002, 1,191,248 and 1,291,181 options were outstanding at a weighted average exercise price of $5.67 and $6.96 respectively.

(b)	Stock purchase plan

The Company has established a voluntary stock compensation arrangement for its full and part-time employees to purchase common shares of the Company by way of payroll deductions for a maximum of CDN$10,000 for each employee per year. The subscription price of common shares purchased under the 2002 Stock Purchase Plan is determined based upon a weighted average market price of the Company’s common shares each quarter, less 15%. During the year ended December 31, 2004, 10,405 (2003 – 37,375; 2002 – 85,405) common shares were issued under the Stock Purchase Plan.

(c)	Shareholder rights plan

At the Annual General Meeting on May 6, 1999, the Company’s shareholders’ approved the adoption of a Shareholder Rights Plan, similar to those adopted by other Canadian companies. Under the terms of the Plan, rights were attached to the common shares of the Company. These rights became marketable and exercisable only after certain specified events related to the acquisition of, or announcement of an intention to acquire, 20% or more of the outstanding common shares of the Company. The Plan had a 5-year term and expired on May 6, 2004.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

6.	INCOME TAXES

The provision for income taxes consists of the following:

	2004	2003	2002

Current:
Canada	$199,768	$--	$--
Foreign	549,347	275,785	(429,293)

Total current provision for (recovery of) income
taxes from continuing operations	749,115	275,785	(429,293)

Deferred:
Canada	74,938	--	--
Foreign	154,512	176,000	(183,659)

Total deferred (recovery of) provision for income
taxes from continuing operations	229,450	176,000	(183,659)

Provision for (recovery of) income taxes from
continuing operations	$978,565	$451,785	$(612,952)

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian Federal and provincial income tax rates to the loss from continuing operations before tax provision due to the following:

	2004	2003	2002

Statutory tax rate	35.6%	37.6%	39.6%
Provision for (recovery of) income taxes from
continuing operations computed at statutory rate	$529,031	$(1,200,438)	$(1,053,197)
Tax benefits not recognized in the period that the
benefit arose	1,253,597	2,409,337	967,215
Lower effective rate on earnings of foreign
subsidiaries	(1,214,298)	(1,295,973)	(158,652)
Amortization and write-down of intangible assets not
deductible for tax	--	--	(393,202)
Other	410,235	538,859	24,884

Provision for (recovery of) income taxes from
continuing operations	$978,565	$451,785	$(612,952)

The principal components of the deferred portion of the provision for income taxes are as follows:

	2004	2003	2002

Depreciation	$(55,272)	$(1,961,685)	$(1,482,694)
Deferred revenue	(311,057)	383,204	224,433
Other	595,779	1,754,481	1,074,602

Total deferred provision for (recovery of)
income taxes	$229,650	$176,000	$(183,659)

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

6.	INCOME TAXES (Continued)

The approximate tax effect of each type of temporary difference that gave rise to the Company’s deferred tax assets are as follows:

	2004	2003

Operating loss carry forwards	$7,963,948	$6,700,056
Deferred revenue	957,699	646,642
Capital assets and intangibles	4,158,014	4,102,742
Reserves and accrued expenses	(607,497)	333,079
Other	75,842	493,398

	2,548,006	12,275,917
Less: Valuation allowance	(12,419,828)	(11,918,289)

Net deferred tax assets	$128,178	$357,628

Reported as:

	2004	2003

Current deferred tax assets (liabilities)	$171,451	$--
Long-term deferred tax assets (liabilities)	(43,273)	357,628

Net deferred tax assets	$128,178	$357,628

At December 31, 2004, the Company has the following loss carry-forwards available for tax purposes:

Country	Amount	Expiry
Canada	10,094,000	2005 through 2011
US	11,200,000	2022 through 2023

7.	DEFERRED REVENUE

Deferred revenue is comprised of deferrals for software and service fees, and maintenance and support fees. The principal components of deferred revenue at December 31, 2004 and 2003 were as follows

	2004	2003

Software and services	$4,531,847	$7,313,279
Maintenance and support	8,121,352	4,247,167

Total Deferred Revenue	$12,653,199	$11,560,446

8.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements include professional fees and expenses associated with investigating potential corporate transactions during the year ended December 31, 2004 of $795,406 (2003 — $nil; 2002 — $nil) to a company with a director in common with MDSI.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

9.	COMMITMENTS AND CONTINGENCIES

(a)	Capital and operating leases

At December 31, 2004, future minimum payments under capital and non-cancelable operating leases for office space and computer equipment are as follows:

	Capital Leases	Operating Leases

2005	$1,132,676	$1,543,992
2006	--	1,421,104
2007	--	1,393,270
2008	--	1,285,819
2009	--	84,011
Thereafter	--	14,057

Total minimum lease payments	$1,132,676	$5,742,253

Less: amount representing interest	58,793

Present value of net current minimum lease payments	$1,073,883

Rent expense for the year ended December 31, 2004 in respect of operating leases for office space was $1,991,518 (2003 — $1,468,887; 2002 — $1,139,352). This is net of subleases in the year for $746,370 (2003 — $738,482; 2002 — $426,090)

(b)	Line and letters of credit

The Company has an operating line of credit with a Canadian commercial bank to borrow up to CDN$10 million (US$8.3 million) (2003 — CDN$10 million), secured by assets of the Company, which bears interest at prime plus 0.25% (2003 – prime plus 0.25%). As at December 31, 2004, the Company was not utilizing the operating line of credit, except as security for an outstanding letter of credit. The Company has provided a letter of credit in the amount of CDN $1.4 million (USD$1.2 million) expiring October 1, 2005.

The Company has a revolving, demand term loan facility available by way of floating rate advances or Cost of Funds loans (“COF”) with a Canadian commercial bank to finance up to 75% of the cost of the capital expenditures (“Capex”), to a maximum of CDN$1.5 million (US$1.2 million). Floating rate advances bear interest at prime plus 0.25% and COF loans bear interest at COF+ 2%. As at December 31, 2004, the Company was not utilizing the loan facility.

The Company has a letter of credit facility with a Canadian commercial bank for issuance of letters of credit in support of contracts for up to CDN$10 million (US$8.3 million) (2003 — CDN$10 million), which bears interest at prime plus 0.50% per annum. As at December 31, 2004, the Company has not issued any letters of credit under this facility.

(c)	Contingency

During the year ended December 31, 2003, the Company was involved in a legal dispute with a customer. On February 2, 2004 the customer and the Company settled this lawsuit. Under the settlement agreement each company fully released and discharged the other from all outstanding legal claims without further financial compensation. As a result of this settlement the Company wrote off the remaining $2.7 million long term receivable due from the customer as no further consideration will be received from this customer under terms of the settlement.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

(c)	Contingency (continued)

From time to time, the Company is a party to litigation and claims incidental to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

(d)	Commitment

During the year ended December 31, 2003, the Company entered into a significant customer contract in which the Company agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. As at December 31, 2004 the Company has generated an estimated $989,328 (2003 — $175,000) of credits relating to this obligation. The Company’s obligation is expected to increase as a result of contract expansions. In the event that the Company determines that it will be unable to meet this commitment in the normal course of operations it will record a liability in the period such circumstances are determinable.

(e)	Indemnification

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

10.	SEGMENTED INFORMATION

As described in Note 2, the Company reclassified the results of operations of Connectria as discontinued operations. The business was previously disclosed as a separate operating segment. As a result of discontinuing this business, the Company now only operates in a single business segment, the Field Service business segment. The segment data below excludes amounts related to the discontinued operations.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

10.	SEGMENTED INFORMATION (Continued)

Geographic information

The Company earned revenue from sales to customers and has long-lived assets, including capital assets and goodwill, in the following geographic locations:

	2004		2003		2002

	Revenue	Long-lived assets	Revenue	Long-lived assets	Revenue	Long-lived assets

Canada	$1,607,906	$6,108,878	$1,540,258	$7,442,217	$840,388	$8,880,084
United States	28,737,147	509,972	24,749,574	397,485	25,571,679	830,789
Europe, Middle East
and Africa	19,110,267	75,171	20,034,775	150,755	10,999,163	80,991
Asia and other	487,057	--	1,059,982	--	800,222	6,223

	$49,942,377	$6,694,021	$47,384,589	$7,990,457	$38,211,452	$9,798,087

Major customers and concentration of credit risk.

During the year ended December 31, 2004 the Company earned revenue from one customer of $9,623,179 (2003 — $8,532,086; 2002 — $3,472,229) and revenue from a second customer of $5,307,072 (2003 — $8,098,509; 2002 — $1,661,818), representing 19.3% (2003 – 18.0%; 2002 – 9.1%) and 10.6% (2003 – 17.1%; 2002 –4.3%) of revenue respectively.

11.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Changes in non-cash working capital items

	2004	2003	2002

Accounts receivable	$95,690	$323,083	$2,882,600
Prepaid expenses and other assets	720,282	(296,189)	314,223
Income taxes payable	464,834	314,467	969,223
Accounts payable and accrued liabilities	72,179	1,387,067	(2,305,884)
Deferred revenue	1,092,753	3,661,411	(31,543)

	$2,446,278	$5,399,839	$1,828,619

12.	FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, certain other assets, accounts payable, accrued liabilities, and capital lease obligations approximate their respective fair values as of December 31, 2004 and 2003.

The Company’s revenues have historically been dependent on large contracts from a limited number of customers in the utility, telecommunications and cable sectors. Where exposed to credit risk, the Company mitigates this risk by analyzing the counter-parties’financial condition prior to entering into agreements, establishing billing arrangements and assessing the collectibility of the account on an ongoing basis. As these customers are geographically dispersed, concentrations of credit risk are further mitigated.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

13.	RESTRUCTURING CHARGE

During the year ended December 31, 2004 the Company announced a restructuring plan approved by the Company’s Board of Directors to enable the Company to operate in a more effective and efficient manner and reduce costs. The Company recorded a charge of $1.6 million in connection with this restructuring. The $1.6 million charge relates to costs of workforce reduction for approximately 30 affected employees, stock based compensation charges and other related costs.

As at December 31, 2004 a provision of approximately $255,800 remained from a restructuring charge taken in 2001. The remaining provision relates to excess space the Company has under lease.

Fiscal 2001

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

A breakdown of the nature of the charges and the costs incurred to date is as follows:

	Workforce Reduction	Provision for excess office space	Non-cash writedown of capital assets	Other	Total
Reserve balance at
December 31, 2001	$1,375,000	$1,500,000	$--	$258,660	$3,133,660
Cash payments	(1,375,000)	(242,665)	--	(258,660)	(1,876,325)

Reserve balance at
December 31, 2002	--	1,257,335	--	--	1,257,335
Cash payments	--	(376,553)	--	--	(376,553)

Reserve balance at
December 31, 2003	--	880,782	--	--	880,782
Cash payments	--	(624,982)	--	--	(624,982)

Reserve balance at
December 31, 2004	$--	$255,800	$--	$--	$255,800

The Company recorded a $1.9 million provision in 2001 relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $255,800 remaining as at December 31, 2004.

Fiscal 2004

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

During the three months ended December 31, 2004 the Company accrued a further $0.1 million in connection with this restructuring.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

13.	RESTRUCTURING CHARGE (Continued)

Fiscal 2004 (continued)

A breakdown of the nature of the restructuring charges and the costs incurred to date is as follows:

	Workforce Reduction	Stock-based compensation	Other	Total
Restructuring charges, three months
ending September 30, 2004	$1,385,000	$50,000	$65,000	$1,500,000
Cash payments	(200,000)	--	--	(200,000)
Noncash charges	--	(50,000)	--	(50,000)

Reserve balance at September 30, 2004	1,185,000	--	65,000	1,250,000
Additional charges	100,000	(1,079)	17,328	116,249
Cash payments	(702,076)	--	--	(702,076)
Noncash charges	--	1,079	--	1,079

Reserve balance at December 31, 2004	$582,924	$--	$82,328	$665,252

The Company has recorded a charge of $1,485,000 related to employee separation costs as a result of the elimination of approximately 30 positions made in an effort to increase efficiency and reduce costs. As at December 31, 2004 cash disbursements of approximately $902,076 had been made related to this charge leaving an accrual of approximately $582,924 relating to workforce reduction.

The Company has recorded a charge of $48,921 related to the changing of vesting conditions on employees, stock options as a result of termination.

Other restructuring costs of $82,328 relate to outplacement and related expenses the Company expects to incur as a result of the September 2004 restructuring. As at December 31, 2004 no amounts have been paid in relation to these costs resulting in an accrual of $82,328 as at December 31, 2004.

14.	STRATEGIC EXPENSES

Strategic expenses consist of professional fees and expenses associated with investigating potential corporate transactions that the Company considered during the years ended December 31, 2004 and 2003.

During 2003, the Company retained Bear, Stearns & Co. Inc. as financial advisor to the Board of Directors, to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. As a result of this process, on April 12, 2004, the Company signed a definitive combination agreement with At Road providing for the acquisition of the Company by At Road. On July 27, 2004 the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement has not resulted in any penalty or termination fee being payable by either party.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2004, 2003, and 2002
(Expressed in United States dollars)

15.	DIFFERENCES BETWEEN UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“US GAAP”) AND CANADIAN GENERALLYACCEPTED ACCOUNTING PRINCIPLES (“CANADIAN GAAP”)

These financial statements have been prepared in accordance with US GAAP, which differ in some respects from Canadian GAAP.

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	As of December 31,

	2004	2003	2003

	(US GAAP)	(US GAAP)	Comparative as Previously Reported (Canadian GAAP)
Assets
Current Assets
Cash and cash equivalents	$19,842,920	$15,827,043	$15,827,043
Accounts Receivable
Trade (net of allowance for doubtful accounts
of $288,246; 2003 - $2,792,415)	10,139,104	8,610,846	8,610,846
Unbilled	822,323	2,446,271	2,446,271
Prepaid expenses and other assets	1,118,143	1,838,425	1,838,425
Current deferred/future income taxes	171,451	--	--

Total current assets	32,093,941	28,722,585	28,722,585
Capital assets, net	6,694,021	7,990,457	7,990,457
Deferred income taxes	--	357,628	357,628

Total assets	$38,787,962	$37,070,670	$37,070,670

Liabilities and stockholders' equity
Current Liabilities
Accounts Payable	$1,929,785	$1,786,665	$1,786,665
Accrued liabilities	3,686,527	3,725,357	4,677,980
Accrued restructuring charge	921,052	952,623	--
Income taxes payable	1,382,017	917,183	917,183
Deferred revenue	12,653,199	11,560,446	11,560,446
Current obligations under capital lease	1,073,883	1,204,269	1,204,269

Total current liabilities	21,646,463	20,146,543	20,146,543
Long term deferred/future taxes	43,273	--	--
Obligations under capital leases	--	982,016	982,016

Total liabilities	21,689,736	21,128,559	21,128,559
Stockholders' Equity
Common Stock
Authorized:
Unlimited common shares with no par value
Issued: 8,353,179 shares; 2003:8,218,118 shares	44,793,898	44,329,182	59,600,402
Additional paid-up capital	2,406,049	2,222,128	--
Accumulated other comprehensive loss	(690,104)	(690,104)	--

Other stockholders' equity	--	--	(297,268)
Cumulative translation adjustment	--	--	15,203,119
Deficit	(29,411,617)	(29,919,095)	(58,564,142)

	17,098,226	15,942,111	15,942,111

Total liabilities and stockholders' equity	$38,787,962	$37,070,670	$37,070,670

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Year ended December 31,

	2004	2003	2003	2002	2002

Revenue	(US GAAP)	(US GAAP)	Comparatives as previously reported (Canadian GAAP)	(US GAAP)	Comparatives as previously reported (Canadian GAAP)

Software and Services	$29,477,761	$28,931,932	$28,931,932	$24,676,534	$24,676,534
Maintenance and support	18,118,805	13,976,154	13,976,154	11,054,550	11,054,550
Third party products and services	2,345,811	4,476,503	4,476,503	2,480,368	2,480,368

	49,942,377	47,384,589	47,384,589	38,211,452	38,211,452

Direct costs	21,990,893	23,362,608	23,421,059	17,019,346	17,019,346

Gross profit	27,951,484	24,021,981	23,963,530	21,192,106	21,192,106

Operating expenses
Research and development	6,905,996	5,512,706	5,536,278	5,505,810	5,505,810
Sales and marketing	8,459,255	10,496,644	10,533,899	12,381,679	12,381,679
General and administrative	7,258,081	6,551,205	6,659,328	6,237,194	6,237,194
Restructuring charge	1,616,249	--	--	--	--
Strategic expenses	2,340,299	1,275,120	1,275,120	--	--
Provision for doubtful accounts	--	3,069,860	3,069,860	--	--

	26,579,880	26,905,535	27,074,485	24,124,683	24,124,683

Operating income (loss)	1,371,604	(2,883,554)	(3,110,955)	(2,932,577)	(2,932,577)

Other income (expense)	114,439	(307,404)	(307,404)	272,988	272,988

Income (loss) from continuing operations	1,486,043	(3,190,958)	(3,418,359)	(2,659,589)	(2,659,589)
before tax provision

(Provision for) recovery of income taxes
from continuing operations	978,565	(451,785)	(451,785)	612,952	612,952

Income (loss) from continuing operations	507,478	(3,642,743)	(3,870,144)	(2,046,637)	(2,046,637)
Income from discontinued operations	--	--	--	121,031	121,031

Net income (loss) for the year	$507,478	$(3,642,743)	$(3,870,144)	$1,925,606	$1,925,606

Income (loss) per common share
Income (loss) from continuing operations
Basic and diluted	$0.06	$(0.44)	$(0.47)	$(0.24)	$(0.24)
Net income (loss)
Basic and diluted	$0.06	$(0.44)	$(0.47)	$(0.23)	$(0.23)

MDSI MOBILE DATA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Year ended December 31,

	2004	2003	2003	2002	2002

Cash flows from operating activities	(US GAAP)	(US GAAP)	Comparatives as previously reported (Canadian GAAP)	(US GAAP)	Comparatives as previously reported (Canadian GAAP)

Net income (loss) from continuing operations
for the year	$507,478	$(3,642,743)	$(3,870,144)	$(2,046,637)	$(2,046,637)
Items not affecting cash:
Depreciation	2,212,171	2,726,208	2,726,208	2,706,987	2,706,987
Write down in value of long term receivable	--	2,749,860	2,749,860	--	--
Deferred/future income taxes	229,450	176,000	176,000	(183,659)	(183,659)
Stock-based compensation charge	183,921	--	227,401	--	--
Changes in non-cash operating working capital
items	2,446,278	5,399,839	5,399,839	1,828,619	1,828,619

Net cash provided by operating activities	5,579,298	7,409,164	7,409,164	2,305,310	2,305,310
Cash flows from investing activities
Acquisition of capital assets	(915,735)	(918,578)	(918,578)	(2,178,732)	(2,178,732)

Net cash used in investing activities	(915,735)	(918,578)	(918,578)	(2,178,732)	(2,178,732)

Cash flows from financing activities
Issuance of common shares	464,716	120,671	120,671	277,981	277,981
Repayment of capital leases	(1,112,402)	(1,801,159)	(1,801,159)	(1,989,664)	(1,989,664)

Net cash used in financing activities	(647,686)	(1,680,488)	(1,680,488)	(1,711,683)	(1,711,683)

Net cash provided by (used in) continuing
operations	4,015,877	4,810,098	4,810,098	(1,585,105)	(1,585,105)
Net cash used in discontinued operations	--	--	--	(574,030)	(574,030)

Net cash inflow (outflow)	4,015,877	4,810,098	4,810,098	(2,159,135)	(2,159,135)
Cash and cash equivalents, beginning of year	15,827,043	11,016,945	11,016,945	13,176,080	13,176,080

Cash and cash equivalents, end of year	$19,842,920	$15,827,043	$15,827,043	$11,016,945	$11,016,945

Supplemental disclosure of cash information
Cash payment for interest	$217,215	$300,686	$300,686	$174,619	$174,619
Cash payment (refund) for taxes	$269,171	$415,251	$415,251	$(1,320,664)	$(1,320,664)

Material differences between Canadian and US GAAP and their effect on the financial statements in the prior years are summarized below. There are no material differences between Canadian and US GAAP which affect the consolidated balance sheets as at December 31, 2004 and 2003 and the statements of cash flows for the years ended December 31, 2004, 2003, and 2002.

Results of operations	Year ended December 31,

	2004	2003	2002

Income (loss) for the year from continuing operations
Under US GAAP	$507,478	$(3,642,743)	$(2,046,637)
Stock based compensation charge (a)	252,506	227,401	--

Income (loss) for the year from continuing operations under
Canadian GAAP	$254,972	(3,870,144)	(2,046,637)
Income for the year from discontinued operations
under US GAAP and Canadian GAAP	--	--	121,031

Net income (loss) for the year under Canadian GAAP	$254,972	$(3,870,144)	$(1,925,606)

Basic income (loss) per common share from continuing
operations under Canadian GAAP	$0.03	$(0.47)	$(0.24)

Weighted average shares outstanding under Canadian GAAP	8,276,085	8,200,676	8,480,866

Diluted income (loss) per common share under Canadian GAAP	$0.03	$(0.47)	$(0.23)

Weighted average shares outstanding under Canadian GAAP	8,443,723	8,200,676	8,480,866

(a)	Stock-based compensation

Effective January 1, 2003, the Company adopted the new amended provisions of the CICA Handbook Section 3870 — Stock based Compensation and Other Stock-based Payments which required entities to account for employee stock options using the fair value based method under Canadian GAAP. In accordance with the transitional options permitted under amended Section 3870, the Company prospectively applied the fair value based method to all employee stock options granted on or after January 1, 2003, using the fair value based method.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2004	2003	2002

Risk-free interest rate	2.2%	1.1%	2.7%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Volatility	43%	47%	72%

As a result of the differing methods of recognizing stock based compensation under Canadian GAAP and US GAAP, a charge of $252,506 (2003 — $227,401; 2002 — $nil) would have been or has been recognized in the Canadian GAAP statement of operations and the same amount was recorded as other stockholder’s equity, while no corresponding amount for stock based compensation has been recognized in the US GAAP consolidated financial statements.

The following table illustrates the effect on net income (loss) under Canadian GAAP if the fair value based method had been applied to all options awarded on or after January 1, 2002.

Results of operations	Year ended December 31,

	2004	2003	2002

Net income (loss) under Canadian GAAP	$254,972	$(3,870,144)	$(2,046,637)
Add:
Stock-based employee compensation expense included in net income
(loss), net of related tax effects	252,506	(3,642,743)	(2,046,637)
Deduct:
Stock-based employee compensation expense determined under the fair value based method for all awards from the original effective date
of January 1, 2002, net of related tax effects	357,561	332,456	177,925

Pro forma net income (loss) under Canadian GAAP	$254,972	$(3,870,144)	$(2,046,637)

Income (loss) per share:
Under Canadian GAAP:
Basic and diluted	$0.03	$(0.47)	(0.24)
Pro forma under Canadian GAAP:
Basic and diluted	$0.02	$(0.48)	(0.25)

(b)	Comprehensive income

For US GAAP purposes, the Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, Reporting Comprehensive Income. Under Canadian GAAP, companies do not report comprehensive income or loss.

For the years ended December 31, 2004, 2003, and 2002 there were no comprehensive income or loss for the under US GAAP.

(c)	Future income taxes

Under US GAAP tax rates applied in the calculation of future income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used. The Company determined that there is no material effect on the consolidated financial statements.

(d)	Stockholders’Equity

While there is no net difference between stockholders’ equity as reported under US GAAP and under Canadian GAAP, the various components within stockholders’ equity are affected by the acquisition in 2000 and disposition in 2002 of Connectria, which was accounted for using the pooling method under US GAAP and using the purchase method under Canadian GAAP and by the change in reporting and functional currency from Canadian dollars to US dollars during the year ended December 31, 2000.

Selected Quarterly Financial Data (unaudited)

        The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2003 and ending December 31, 2004 as well as the percentage of the Company’s revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company’s audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company’s recent restructuring and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
	(Unaudited, in thousands of dollars)
Statement of Operations Data:
Revenue:
Software and services	$7,141	$7,605	$7,250	$7,482	$7,364	$6,976	$7,379	$7,213
Maintenance and support	4,991	4,466	4,358	4,303	4,230	3,560	3,368	2,818
Third party products and services	662	625	193	866	538	1,474	612	1,853

	12,794	12,696	11,801	12,651	12,131	12,010	11,359	11,884
Direct costs	4,711	5,867	4,823	6,590	5,741	6,055	5,638	5,928

Gross profit	8,083	6,829	6,978	6,061	6,390	5,955	5,721	5,956

Operating expenses:
Research and development	1,849	1,924	1,597	1,535	1,490	1,324	1,419	1,279
Sales and marketing	1,798	2,209	2,317	2,135	2,228	2,436	2,884	2,948
General and administrative	1,820	1,640	1,971	1,753	1,503	1,865	1,613	1,570
Strategic expenses	--	220	1,771	350	450	--	825	--
Restructuring charge	116	1,500	--	--	--	--	--	--
Provision for doubtful accounts	--	--	74	--	2,960	110	--	--

	5,583	7,493	7,730	5,773	8,632	5,736	6,741	5,797

Operating income (loss)	2,500	(664)	(752)	288	(2,242)	219	(1,020)	159
Other income (expense)	165	(265)	(11)	226	235	(81)	(208)	(253)

Income (loss) from continuing
operations before income tax	2,665	(929)	(763)	514	(2,007)	138	(1,228)	(94)
provision
Provision for income taxes from
continuing operations	259	249	301	170	59	168	125	99

Net income (loss) for the period	$2,406	$(1,178)	$(1,064)	$344	$(2,066)	$(30)	$(1,354)	$(193)

        The following table sets forth, for the periods indicated, certain components of the unaudited selected financial data of the Company as a percentage of total revenue:

	Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	June 30	Mar. 31	Dec. 31	Sep. 30	June 30	Mar. 31
	(Unaudited)
Revenue:
Software and services	55.8%	59.9%	61.5%	59.1%	60.7%	58.1%	65.0%	60.7%
Maintenance and support	39.0	35.2	36.9	34.0	34.9	29.6	29.6	23.7
Third party products and services	5.2	4.9	1.6	6.9	4.4	12.3	5.4	15.6

	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Direct costs	36.8	46.2	40.9	52.1	47.3	50.4	49.6	49.9

Gross profit	63.2	53.8	59.1	47.9	52.7	49.6	50.4	50.1

Operating expenses:
Research and development	14.5	15.2	13.5	12.1	12.3	11.0	12.5	10.8
Sales and marketing	14.1	17.4	19.6	16.9	18.4	20.3	25.4	24.8
General and administrative	14.2	12.9	16.7	13.9	12.4	15.5	14.2	13.2
Strategic expenses	--	1.7	15.0	2.8	3.7	--	7.3	--
Restructuring expenses	0.9	11.8	--	--	--	--	--	--
Provision for doubtful accounts	--	--	0.6	--	24.4	0.9	--	--

	43.7	59.0	65.4	45.7	71.2	47.8	59.4	48.8

Operating income (loss)	19.5	(5.2)	(6.3)	2.2	(18.5)	1.8	(9.0)	1.3
Other income (expense)	1.3	(2.1)	(0.1)	1.8	1.9	(0.7)	(1.8)	(2.1)

Income (loss) from continuing
operations before income tax	20.8	(7.3)	(6.4)	4.0	(16.5)	1.1	(10.8)	(0.8)
provision
Provision for income taxes from
continuing operations	2.0	2.0	2.6	1.3	0.5	1.4	1.1	0.8

Net income (loss) for the period	18.8%	(9.3)%	(9.0)%	2.7%	(17.0)%	(0.3)%	(11.9)%	(1	.6)%

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A:  Controls and Procedures

Changes in Internal Control Over Financial Reporting

        As disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, the Company has undertaken certain steps to strengthen the Company’s internal control over financial reporting. These steps have included implementing a formal contract review checklist for each new contract, a thorough review and analysis of new software and implementation contracts by senior members of the Company’s accounting group, a determination of the appropriate revenue recognition treatment for each new contract by senior members of the accounting group, revisions to the Company’s standard contractual wording, improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level, requiring any exceptions to the Company’s standard contractual wording to be approved at a senior management level and review by management of any unusual terms which may impact the Company’s historical practice of accounting for revenue. The Company’s management is in the process of a further review and assessment of the Company’s internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for non-accelerated and foreign filers for fiscal years ending on or after July 15, 2006. As of the date of this report, the Company is not an accelerated filer and, accordingly, the Company expects these additional requirements to apply to the Company for its fiscal year ended December 31, 2006. The Company’s management may recommend and the Company may implement additional changes in the Company’s internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and the Company’s current level of activities, the Company is evaluating the level of staffing of its finance group.

        Except as described in the foregoing paragraphs, no changes were made in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this annual report on Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).

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

Item 9B:  Other Information

        The Company has reported all information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004.

Part III

Item 10:  Directors and Executive Officers of the Registrant

        The following table sets forth certain information concerning the Company’s executive officers and directors as of March 24, 2005:

Name	Age	Position

Executive Officers
Erik Dysthe	67	Chief Executive Officer, President & Chairman of the Board and a Director
Verne D. Pecho	61	Chief Financial Officer
Neil McDonnell	46	Chief Operating Officer
Glenn Y. Kumoi	42	Chief Administrative Officer
Eddie Yip	49	Vice President -Product Development
Directors
Peter Ciceri (2)(3)	49	Director
Robert C. Harris, Jr. (1)(2)	58	Director
Peter W. Roberts (3)	61	Director
Marc Rochefort (1)(2)(3)	57	Director
David R. Van Valkenburg(1)(2)(3)	62	Director

(1)	Member of Compensation Committee.
(2)	Member of Corporate Governance and Nominating Committee.
(3)	Member of Audit Committee.

        Erik Dysthe has served as Chairman of the Company since its inception. Mr. Dysthe was appointed Chief Executive Officer of the Company in March 2001 and President in March 2002. He also served as Chief Executive Officer of the Company from its inception to November 1998 and President from its inception until February 1996. Mr. Dysthe also serves as a director of Digital Dispatch Systems Inc. and Optimal Geomatics Inc.

        Verne D. Pecho has served as Vice President – Finance and Administration and Chief Financial Officer of the Company since June 1996. From June 1995 to June 1996, Mr. Pecho was an independent consultant. From September 1992 to June 1995, Mr. Pecho was Executive Vice President and Chief Financial Officer of Versacold Corporation.

        D. Neil McDonnell has served as Chief Operating Officer of the Company since September 2004. From January 2004 to September 2004, Mr. McDonnell was Senior Vice President Sales and Operations for the Americas and Asia. Prior to joining the Company, from 2000 to 2003 he was the Chief Executive Officer and President of Intrinsyc Software, which designs and manufactures intelligent devices and networking software. From 1997 to 2000, Mr. McDonnell was the Executive Vice President and General Manager of Plexus Systems Design, which develops mortgage administration enterprise software. From 1994 to 1996, Mr. McDonnell was Vice President Sales and Marketing with Dynapro Systems, developers of flat panel industrial computers and from 1993 to 1994, he also held the same position at Epic Data, which designs and manufactures data collection systems. Mr. McDonnell has previously held the position of Managing Director at Epic Data Europe from 1991 to 1993 and various sales and operations positions at Northern Telecom from 1981to1989. Mr. McDonnell also serves as a director for British Columbia Lottery Corp.

        Glenn Y. Kumoi has served as Chief Administrative Officer of the Company since September 2004, and is responsible for the Company’s legal, human resources and administrative affairs. From September 2002 to September 2004, he was the Company’s Chief Legal Officer. Prior to that he was Managing Director — Europe, Middle East and Africa of the Company since May 2001. Prior to that he was Vice President — Chief Legal Officer of the Company since October 1999. From December 1998 to October 1999, Mr. Kumoi was Vice President — General Counsel of the Company. From April 1997 to November 1998, Mr. Kumoi served as Vice President — Customer Contracts of the Company. From 1994 to 1996, Mr. Kumoi was a lawyer at the firm of Wedge and Company, Computer Law in Vancouver, British Columbia.

        Eddie Yip has served as Vice President — Product Development of the Company since January 2005. From March 1996 to December 2004, Mr. Yip served the Company in various technical positions, including the Director of Software Production January 1999 to December 2004 and Software Development Manager from April 1998 to December 1998. Prior to joining the Company, Mr. Yip held engineering positions at MacDonald, Dettwiler and Associates Ltd. from 1994 to 1996 and Logica Plc UK from 1988 to 1993.

        David R. Van Valkenburg has served as a director of the Company since June 2001.  Mr. Van Valkenburg is currently a management consultant.  From 1999 to 2000, he was Executive Vice President of MediaOne Group, Inc., and from 1996 to 1999 he was Executive Vice President, MediaOne International, and from 1997 to 1999 CEO/COO of Telewest Communications, PLC.  From 1994 to 1995, Mr. Van Valkenburg was Senior Vice President, Multimedia Group, MediaOne Group Inc. Mr. Van Valkenburg also serves as a director of Harmonic Inc., Moscow Cablecom Corp and several private companies.

        Peter Ciceri has served as a director of the Company since June 2001. Mr. Ciceri is currently a management consultant and a Corporate Director. From 2000 to 2001, he was President of Rogers Telecom, Inc. and from 1997 to 2000 he was President and Managing Director of Compaq Canada Ltd. and Vice-President Compaq Computer Corporation (US). Mr. Ciceri also serves as an independent lead director of Sierra Wireless, Inc. and several private companies.

        Robert C. Harris, Jr. has served as a director of the Company since December 1995. Mr. Harris is currently Senior Managing Director, Group Head, Global Technology of Bear Stearns & Co., Inc. Mr. Harris was a co-founder and Managing Director of Unterberg Harris from May 1989 until November 1997. Mr. Harris also serves as a director of Pacific Media PLC, and several private companies.

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

        Peter W. Roberts was appointed by the Company’s Board on March 21, 2005 and to the Audit Committee on March 22, 2005. Mr. Roberts was Chief Financial Officer and Corporate Secretary of Sierra Wireless, Inc. from 1999 to 2004. He is now retired from Sierra Wireless, Inc. Prior to joining Sierra Wireless, Mr. Roberts served in senior financial roles over a fifteen-year period with Service Corporation UK plc, The Loewen Group Inc., Overwaitea Foods and Sydney Development Corporation. Before this, Mr. Roberts practiced a decade in public accounting. He holds Certified Public Accountant and Chartered Accountant designations and is a member of the Council of the Institute of Chartered Accountants of B.C. and will serve as its President in 2006.

Board of Directors

        Each member of the Board of Directors is elected annually and holds office until the next annual meeting of shareholders or until his successor has been elected or appointed, unless his office is earlier vacated in accordance with the Bylaws of the Company or the provisions of the CBCA. Officers serve at the discretion of the Board and are appointed annually. The Company’s Board of Directors currently has three committees, the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee.

Committees of the Board of Directors

        The Audit Committee recommends independent accountants to the Company to audit the Company’s financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company’s interim and year-end operating results with the Company’s executive officers and the Company’s independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews and approves the non-audit services to be performed by the independent accountants. The members of the Audit Committee are: David Van Valkenburg, Peter Ciceri, Marc Rochefort and Peter Roberts. The Board of Directors has determined that David Van Valkenburg is an audit committee financial expert within the meaning of the SEC’s rules. Each member of the Audit Committee is independent, as independence is defined in the NASDAQ’s listing standards. The Audit Committee Terms of Reference were amended on March 22, 2005, and are attached as Exhibit 99.1 hereto.

        The Corporate Governance and Nominating Committee monitors and assesses the corporate governance system in place in the Company, develops corporate disclosure and insider trading policies, and monitors the effectiveness of the Board of Directors, its size and composition, its committees and the individual performance of its directors. The Corporate Governance and Nominating Committee also identifies and recommends potential appointees to the Board of Directors, reviews the adequacy of directors and officers’ third-party liability coverage, ensures that annual strategic planning process and review is carried out and approves appropriate orientation and education programs for new directors. The Corporate Governance and Nominating Committee has not adopted any formal procedures for security holders to submit candidates for election as a director of the Company. The members of the Corporate Governance and Nominating Committee are Marc Rochefort, Robert C. Harris, Jr., Peter Ciceri, and David Van Valkenburg.

        The Compensation Committee reviews and recommends the compensation arrangements for the executive officers of the Company and administers the Company’s stock option and stock purchase plans. The members of the Compensation Committee are Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg.

        A Special Committee of the Board of Directors was formed in 2002. Its mandate is to review strategic business development alternatives that would potentially enhance shareholder value. The members of the Special Committee are Peter Ciceri, Marc Rochefort and David Van Valkenburg. During the year ended December 31, 2004, the activities of the Special Committee were terminated.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Company’s Code of Ethics was amended on March 22, 2005, and is attached as Exhibit 14.1 hereto.

Section 16 (a) Beneficial Ownership Reporting Compliance

        The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

Item 11:  Executive Compensation

Report of the Compensation Committee

        The Company’s compensation program for all executive officers is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of three non-employee directors.

Objectives

        The primary objectives of the Company’s executive compensation program are to enable the Company to attract, motivate and retain outstanding individuals and to align their success with that of the Company’s shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of compensation paid to an individual is based on the individual’s overall experience, responsibility and performance. The Company’s executive compensation program consists primarily of a base salary, participation in the Company’s incentive bonus program, additional performance bonuses and stock options. The Company also furnishes other benefits to certain of its officers and other employees.

Executive Officers

        There are currently 5 executive officers of the Company, including the Chief Executive Officer. For purposes of this section, “executive officer” of the Company means an individual that performs a policy-making function in respect of the Company. The reduction in the number of executive officers of the Company as at March 24, 2005, as compared to prior years, resulted from the Company’s re-evaluation of those individuals that perform policy-making functions for the Company.

Employment Agreements

        The Company has entered into employment agreements with each of its executive officers except Eddie Yip. These agreements provide for base salaries and incentive plan bonuses as approved by the Board of Directors of the Company, medical and dental benefits and reimbursement for certain expenses approved by the Company.

        The Company may terminate any of its executive officers for cause without any payment of any kind of compensation, except for such compensation earned to the date of such termination. The Company may terminate any of its executive officers without cause by giving notice and upon payment of all salary and bonuses owing up to the date of termination and for those executive officers with an employment agreement, a lump sum termination payment equal to amounts ranging up to two times base annual salary and current bonus, plus continuation of certain benefits and stock option vesting. Any executive officer may terminate his or her employment with the Company at any time by giving four, or in certain cases, up to twelve weeks written notice, to the Board of Directors of the Company. The employment agreements of certain executive officers, including Mr. Dysthe, provide that in the event of a takeover or change of control of the Company, they may elect to terminate their employment and receive, in addition to compensation earned to the date of their termination, the same lump sum termination payment and other benefits to which they would have been entitled upon being terminated by the Company without cause. The Company’s employment agreements with certain of its executive officers also provide for the acceleration of options in the event of termination without cause, and in certain cases, in the event of a takeover or change in control of the Company.

        The Company’s executive officer employment agreements also generally include provisions relating to the handling of confidential information, the ownership and use of work products, and non-competition covenants made by the executive officers in favor of the Company.

Incentive Bonus Program

        Generally speaking, employees of the Company, including executive officers, are eligible to receive a cash bonus equal to a percentage of the employee’s salary if the Company achieves certain quarterly or annual earnings per share or other financial targets as established by the Board of Directors. In addition, certain employees of the Company are eligible to receive a cash bonus based upon the employee’s personal performance providing the Company’s financial targets have been met. The financial targets adopted by the Board of Directors for purposes of this program are adopted for compensatory purposes and may differ from the Company’s published guidance. Accordingly, the targets adopted under this program should not be relied upon by investors.

2000 Stock Option Plan

        The Company’s 2000 Stock Option Plan provides for the issuance of incentive stock options and non-qualified stock options exercisable to purchase common shares of the Company to employees, officers, consultants, independent contractors and directors providing services to the Company, its subsidiaries or other entities affiliated with the Company. The aggregate number of common shares of the Company that may be issued under all option grants under the plan is 2,400,000, subject to appropriate adjustment in the event of certain corporate transactions or events in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the plan. The plan is currently administered by the Compensation Committee of the Board of Directors.

        Each option granted to participants under the plan will be subject to individual terms specified by the Committee in an individual option agreement, including the number of common shares that the participant will have the right to purchase, the exercise price per common share issuable under the option, the time or times at which the option may be exercised, and the available methods of payment for such common shares. Options granted pursuant to the plan are generally not transferable and may be exercised only by the participant during his or her lifetime (unless a guardian or legal representative is appointed). If the Company amalgamates, consolidates with or merges into another corporation any common shares receivable on the exercise of the option will be converted into the securities, property or cash which the optionee would have received upon such amalgamation, consolidation or merger if the optionee had exercised his or her option immediately prior to the record date applicable to such amalgamation, consolidation or merger, and the plan will be adjusted appropriately by the Board or the Committee and such adjustment will be binding for all purposes of the plan.

        Options to purchase common shares under the plan will generally terminate: (i) immediately upon optionee’s termination as an employee, consultant or director of the Company, its subsidiaries or management company that provides services (other than investor relations) to the Company for just cause; (ii) 30 days after the optionee’s termination as an employee, consultant or director with the Company, its subsidiaries or management company that provides services (other than investor relations) to the Company for a reason other than just cause, death or disability; (iii) the termination date specified in the option agreement after death or disability; (iv) 30 days after the Committee provides the optionee notice of a terminating event (dissolution, liquidation, merger, disposition of substantially all of the assets, or certain other corporate actions); or such other time as may be determined by the Committee, at its sole discretion, upon making a written application to the Committee. Options otherwise expire a maximum of ten years after the date on which the options are granted, the actual term to be determined by the Board or the Committee.

2002 Stock Purchase Plan

        The Company’s 2002 Stock Purchase Plan provides for the issuance of common shares of the Company to employees and senior officers of the Company and its subsidiaries. The aggregate number of common shares that may be issued under the plan is 100,000. The plan consists of two separate components, the MDSI Purchase Plan and the Employee Share Ownership Program (ESOP). The ESOP is the program administered by the Province of British Columbia under the Employee Investment Act (British Columbia) to provide employees with provincial tax credits to invest in their employers. An employee must be a resident of the Province of British Columbia to be eligible to participate in the ESOP component of the plan. The MDSI Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the United States Internal Revenue Code of 1986, as amended. The plan is currently administered by the Compensation Committee of the Board of Directors.

        All employees of the Company are entitled to enroll and participate in the plan. A participant that is properly enrolled at the beginning of the Company’s fiscal quarter or year, as applicable, may in accordance with procedures prescribed by the Committee elect to have the Company deduct a specified percentage of the participant’s compensation for the purchase of common shares pursuant to the plan, up to a maximum of CAD $10,000 per year at a maximum rate of CAD $2,500 per quarter. The maximum amount for which a participant may receive provincial tax credits in the Province of British Columbia is CAD $50,000 over the participant’s lifetime. A participant may change the designated payroll deduction or suspend participation in the plan quarterly by giving the Company 30 days advance notice on the appropriate form provided by the Company. Unless a participant requests a change, deductions requested in one quarter will be continued indefinitely. At the end of each fiscal quarter in which a participant has subscribed for common shares, the participant will have the following options: (i) authorize the Company to convert the total contribution to common shares or (ii) authorize the Company to continue to hold the contribution against future purchases of common shares. No purchases may be made by any person who owns shares that account for five percent (5%) or more of the total combined voting power of the Company. Thirty days after the end of each fiscal quarter, unless instructed otherwise by the participant in writing, the Company will issue from its treasury and deliver to each participant, common shares equal in value to the contribution held in trust on such date by the Company for such employee converted at the purchase price.

        The purchase price for common shares under the plan shall be the greater of: (i) the weighted average price of the common shares on the Toronto Stock Exchange for the first five business days in the third month of the Company’s most recently completed fiscal quarter prior to the commencement date of the quarterly subscription, less fifteen percent (15%), and (ii) the average of the highest and lowest quoted selling prices of common shares on the Toronto Stock Exchange on the fifth business day in the third month of the Company’s most recently completed fiscal quarter prior to the commencement date of the quarterly subscription period, less fifteen percent (15%), as shall be determined by the Committee. The purchase price for common shares under the plan shall adjust for stock splits, stock dividends, recapitalizations and similar corporate events, as determined by the Committee.

        During a participant’s lifetime, the participant’s right to purchase common shares under the plan is exercisable only by the participant, and a participant’s rights under the plan, including rights to accumulated payroll deductions, may not be pledged, assigned, encumbered or otherwise transferred for any reason other than by will or the laws of descent and distribution.

        If a participant ceases to be employed by or provide services to the Company or any of its subsidiaries for any reason or receives notice from the Company or any of its subsidiaries of the termination of his or her employment or involvement, the participant shall no longer be eligible to participate under the plan. Upon termination, a participant who has fully completed his or her probationary period or any extension thereof may elect to deal with his or her unconverted contribution by either converting the full amount of the unconverted contribution or by having such amount refunded to him or her. Any participant who does not fully complete his or her probationary period prior to termination or the Company’s notice of termination shall, except in the case of the participant’s death, automatically have such unconverted contributions refunded to him or her.

Pension Arrangements

        The Company and its subsidiaries do not have any pension arrangements in place for any of its executive officers.

Summary Compensation Table

        The following table sets forth all compensation paid during the fiscal years ended December 31, 2004, 2003 and 2002 in respect of (i) each individual who, at any time during fiscal 2004, served as the Company’s Chief Executive Officer, (ii) each executive officer other than the Chief Executive Officer whose total salary and bonus exceeded $100,000 for fiscal 2004 who was serving as an executive officer as at December 31, 2004, and (iii) two individuals who would have been among the foregoing but for the fact that such individuals were not employed by the Company at December 31, 2004 (collectively, the “Named Executive Officers”):

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Years Ending December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options (#)	Other Compensation

Erik Dysthe	2004	215,656	25,879	N/A	81,000	--
Chief Executive Officer,	2003	200,561	--	N/A	52,500	--
President & Chairman of the	2002	177,632	19,032	N/A	100,000	--
Board

Verne Pecho	2004	154,040	18,485	N/A	--	--
Chief Financial Officer	2003	142,760	--	N/A	7,500	--
	2002	116,334	--	N/A	5,000	--

Glenn Y. Kumoi	2004	154,387	22,966	N/A	26,000	--
Chief Administrative Officer	2003	135,622	12,947	N/A	9,500	--
	2002	125,662	--	N/A	12,000	--

Neil McDonnell(1)	2004	168,249	43,439	N/A	45,000	--
Chief Operating Officer	2003	N/A	N/A	N/A	N/A	--
	2002	N/A	N/A	N/A	N/A	--

Tommy Lee(2)	2004	112,074	18,485	N/A	--	188,698
Senior Vice President - Product	2003	142,760	--	N/A	17,500	--
Development	2002	126,880	--	N/A	4,250	--

Cy Tordiffe(3)	2004	103,977	64,234	N/A	--	109,040
Vice President	2003	95,649	13,767	N/A	12,500	--
EMEA Sales and Operations	2002	85,345	39,376	N/A	4,250	--

(1)	Mr. McDonnell was hired on January 5, 2004.

(2)	Mr. Lee’s employment terminated on September 22, 2004. Mr. Lee’s other compensation consisted of $161,742 in severance and $26,956 in payout of accrued vacation.

(3)	Mr. Tordiffe’s employment terminated on September 30, 2004. Mr. Tordiffe’s other compensation consisted of $51,988 in severance and $57,052 in payout of accrued vacation.

        Eddie Yip was not considered an executive officer of the Company until January 2005, when he was appointed to the position of Vice President – Product Development. Accordingly, Mr. Yip has not been deemed a Named Executive Officer for the year ended December 31, 2004.

        Each of Peter Hill Rankin, Simon Backer and Warren Cree served as an executive officer of the Company for portions of the year ended December 31, 2004; however, the total compensation received by Messrs. Rankin, Backer and Cree during the year ended December 31, 2004 was less than the total compensation received by Messrs. Lee and Tordiffe. Accordingly, Messrs. Rankin, Backer and Cree have not been deemed Named Executive Officers for the year ended December 31, 2004. Mr. Rankin served as the Company’s Vice President – Strategy and Performance Improvement until September 29, 2004. Mr. Backer served as the Company’s Vice President

– Strategic Planning until September 22, 2004 and Mr. Cree served as the Company’s Vice President – Marketing and Business Development until September 22, 2004

        The Company entered into agreements with each of Messrs. Lee, Tordiffe, Rankin, Backer and Cree in connection with the termination of their employment, copies of which are included as exhibits to this report.

Stock Options

        The following table sets forth stock options granted by the Company during the fiscal year ended December 31, 2004 to any of the Named Executive Officers:

Option Grants During the Fiscal Year Ended December 31, 2004

Name	Securities Under Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Security)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% Growth	10% Growth

Erik Dysthe	81,000	30.2%	$4.75	October 29, 2009	$106,313	$234,923
Chief Executive Officer,			(CDN$5.80)
President & Chairman of the Board

Glenn Kumoi	26,000	9.7%	$4.75	October 29, 2009	$34,125	$75,407
Chief Administrative Officer			(CDN$5.80)

Neil McDonnell	25,000	9.3%	$4.57	January 5, 2009	$31,560	$69,739
Chief Operating Officer			(CDN$5.85)
	20,000	7.5%	$4.75	October 29, 2009	$26,250	$58,006
			(CDN$5.80)

Eddie Yip	11,670	4.3%	$4.75	October 29, 2009	$15,317	$33,846
Vice President, Product			(CDN$5.80)
Development

Tommy Lee	Nil	Nil	Nil	Nil	Nil	Nil
Vice President
Product Development

Cy Tordiffe	Nil	Nil	Nil	Nil	Nil	Nil
Vice President
EMEA Sales and Operations

        The following table sets forth details of each exercise of stock options during the fiscal year ended December 31, 2004 by any of the Named Executive Officers, and the fiscal year end value of unexercised options on an aggregate basis:

Aggregated Options Exercised During the Fiscal Year Ended December 31, 2004 and Fiscal Year-End Option Values

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options at FY-End (#) Exercisable/Unexercisable(2)	Value of Unexercised in the Money-Options at FY-end ($) Exercisable/Unexercisable(1)

Erik Dysthe	Nil	Nil	139,706 (exercisable)	$108,698 (exercisable)
President & Chief			106,794 (unexercisable)	$123,579 (unexercisable)
Executive Officer

Verne Pecho	Nil	Nil	38,541 (exercisable)	$46,273 (exercisable)
Chief Financial			1,459 (unexercisable)	$652 (unexercisable)
Officer

Glenn Kumoi	Nil	Nil	23,747 (exercisable)	$31,870 (exercisable)
Chief			28,753 (unexercisable)	$33,898 (unexercisable)
Administrative
Officer

Neil McDonnell	Nil	Nil	6,770 (exercisable)	$7,456 (exercisable)
Chief Operating			38,230 (unexercisable)	$42,876 (unexercisable)
Officer

Tommy Lee	13,000	Nil	16,805 (exercisable)	$16,902 (exercisable)
Vice President			1,945 (unexercisable)	$869 (unexercisable)
Product Development

Cy Tordiffe	Nil	Nil	23,277 (exercisable)	$25,338 (exercisable)
Vice President EMEA			973 (unexercisable)	$435 (unexercisable)
Sales and Operations

_________________

(1)	Based on NASDAQ closing price of $6.00 and TSX closing price CDN$7.28 on December 31, 2004.
(2)	Includes options to purchase common shares within 60 days after December 31, 2004.

Compensation of Directors

        During the latest fiscal year, the Company paid its non-employee directors a meeting stipend of $2,500 for each board meeting they attended in person, $1,250 for each board meeting they attended by telephone, and $1,000 for certain committee meetings. In the case of the Special Committee, members received $2,500 per day. During the fiscal year ended December 31, 2004, the non-employee directors of the Company received aggregate cash compensation of $146,250 for their services. The non-employee directors were also reimbursed for actual expenses reasonably incurred in connection with the performance of their duties as directors.

        Non-employee directors were also eligible to receive stock options issued pursuant to the Company’s stock option plan in consideration for their services as directors and in accordance with rules and policies of the Toronto Stock Exchange. On October 29, 2004, the Company’s four non-employee directors were granted options to acquire an aggregate of 30,000 shares. The exercise prices ranged from $4.75 to $4.93 per share. The vesting period ranges from immediate vesting to vesting over thirty-six months, subject to the grantee being a director on the date of vesting.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended December 31, 2004, the Compensation Committee consisted of Robert C. Harris, Jr., Marc Rochefort and David Van Valkenburg. None of the members of the Compensation Committee was an officer or employee of MDSI during the fiscal year ended December 31, 2004, or was formerly an officer of MDSI. None of the members of the Compensation Committee had any relationship during the fiscal year ended December 31, 2004 that required disclosure under Item 13 below, except for Robert C. Harris Jr. See Item 13.

        During the fiscal year ended December 31, 2004, no executive officer of MDSI served as a director or member of a committee of the board of any entity that had one or more executive officers serving as a member of MDSI’s Board or Compensation Committee.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Shares as of December 31, 2004, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Directors, Executive Officers and 5% Shareholders(1)	Number of Shares Beneficially Owned(2)	% of total Shares Owned

Erik Dysthe(3)	514,600	6.06
Robert C. Harris, Jr.(4)	111,744	1.33
David R. Van Valkenburg(5)	49,998	*
Peter Ciceri(6)	19,998	*
Marc Rochefort(7)	22,803	*
Verne Pecho(8)	66,050	*
Neil McDonnell(9)	6,770	*
Glenn Kumoi(10)	26,114	*

All Directors and Executive Officers as a group	818,077	9.42
(8 persons)(11)

5% Shareholders:
Seamark Asset Management Ltd.	1,110,500	13.29
1801 Hollis Street, Suite 310
Halifax, Nova Scotia B3J 3N4, Canada
Howson Tattersall Investment Counsel Limited	947,495	11.34
20 Queen Street West,
Toronto, Ontario M5H 3R3, Canada
Loeb Partners Corporation(12)	656,228	7.86
61 Broadway,
New York, N.Y. 10006
Ramius Capital Group, LLC(13)	484,917	5.81
666 Third Avenue, 26th floor
New York, N.Y. 10017-4011, USA

_________________

*	Represents beneficial ownership of less than 1% of the Common Shares.
(1)	Unless otherwise indicated, the address of each beneficial owner is that of the Company.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common Shares subject to options currently exercisable at December 31, 2004, or exercisable within 60 days after December 31, 2004, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership is based on the aggregate Common Shares outstanding as of December 31, 2004, together with the applicable options of such shareholder.
(3)	Includes 326,898 Common Shares held by Erik Dysthe Holdings Co. and options to purchase 139,706 Common Shares exercisable within 60 days after December 31, 2004 held by Mr. Dysthe individually.
(4)	Includes 4,096 Common Shares held by Robert C. Harris, Jr. Corporation and options to purchase 49,414 Common Shares exercisable within 60 days after December 31, 2004 held by Mr. Harris individually.
(5)	Includes options to purchase 34,998 Common Shares exercisable within 60 days after December 31, 2004.
(6)	Includes options to purchase 19,998 Common Shares exercisable within 60 days after December 31, 2004.
(7)	Includes options to purchase 21,373 Common Shares exercisable within 60 days after December 31, 2004.
(8)	Includes 20,000 Common Shares held by Versus Investments Ltd. and includes options to purchase 38,541 Common Shares exercisable within 60 days of December 31, 2004 held by Mr. Pecho individually.
(9)	Includes options to purchase 6,770 Common Shares exercisable within 60 days after December 31, 2004.
(10)	Includes options to purchase 23,747 Common Shares exercisable within 60 days after December 31, 2004.
(11)	Includes options to purchase 334,547 Common Shares exercisable within 60 days after December 31, 2004.
(12)	Collective holdings of Loeb Arbitrage Fund, Loeb Partners Corporation, Loeb Offshore Fund Ltd., Loeb Marathon Fund LP and Loeb Marathon Offshore Fund Ltd., acting as a group; as at September 28, 2004.
(13)	Ramius Capital Group, LLC, RCG Halifax Fund, Ltd., RCG Ambrose Master Fund, Ltd., Ramius Securities, L.L.C., C4S & Co., L.L.C., Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon share voting and dispositive power with respect to such 484,917 Shares.

Equity Compensation Plan Information as at December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans	1,099,897 (stock option plan)	$5.88	1,300,103
approved by security holders	Nil (employee share purchase plan)	N/A	47,982

Equity compensation plans	Nil	N/A	Nil
not approved by security holders

Total	1,099,897	N/A	1,348,085

Item 13:  Certain Relationships and Related Transactions

        The Company has granted options to certain of its directors and executive officers. See Item 11 - "Executive Compensation".

        In addition, the Company has retained Bear Stearns & Co. Inc., an investment bank, as financial advisor to the Board of Directors to assist the Board in evaluating potential business combinations, financings and other strategic alternatives to help the Company offer enhanced products and services to its customers and maximize shareholder value. Bear Stearns provided the Company with services regarding the At Road Inc. transaction. During the years ended December 31, 2004 and December 31, 2003, the Company paid Bear Stearns expenses in the amount of $795,406 and $Nil, respectively. Robert C. Harris, Jr., one of the Company’s directors, is currently Senior Managing Director, Vice Chairman, Technology Investment Banking of Bear Stearns.

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

Item 14:  Principal Accounting Fees and Services

        The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2004 and 2003 by its independent accountants, Deloitte & Touche LLP (“Deloitte”):

	Year ended December 31, 2004	Year ended December 31, 2003

Audit Fees	$212,218	$260,098
Audit-Related Fees(1)	$70,000	$87,803
Tax Fees(2)	$--	$1,420
All Other Fees	$--	$--

(1)	Fees for audit-related services provided during fiscal 2004 and 2003 consisted of due diligence associated with mergers, financial accounting and reporting consultations and Sarbanes-Oxley Act, Section 404 advisory services.

(2)	Amounts for tax fees relate to corporate tax compliance services.

        The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent certified public accountants. The Audit Committee pre-approved all audit-related and non-audit services in 2004.

Part IV

Item 15:  Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements

The following financial statements of the Company and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

Report of Independent Registered Chartered Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	Exhibits

        The following Exhibits are filed as part of this report:

Exhibit Number	Description

2.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3.1(1)	Articles of Incorporation of the Company
3.2(1)	Articles of Amendments of the Company
3.3(1)	By-laws of the Company
4.1(1)	Form of Common Share Certificate
4.2(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada
10.1(2)(3)	2000 Stock Option Plan
10.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10.4(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10.5(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10.6(2)(6)	2002 Stock Purchase Plan
10.7(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.8(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.9(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10.10(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin
10.11(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi
10.12(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe
10.13(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
10.14(10)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company
10.15(11)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company
10.16(2)(12)	Employment Agreement dated December 20, 2003 between the Company and Neil McDonnell
10.17(2)	Employment Agreement dated August 20, 2003 between the Company and Simon Backer
10.18(2)	Employment Agreement dated August 20, 2003 between the Company and Warren C. Cree
10.19(2)	Employment Agreement dated August 20, 2003 between the Company and Cy Tordiffe
10.20(2)	Termination of Employment Agreement dated September 27, 2004 among the Company, Peter Hill Rankin and Blue Citrus Ventures Inc.

Exhibit Number	Description

10.21(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004 and September 23, 2004 between the Company and Joo-Hyung (Tommy) Lee
10.22(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, amended October 15, 2004, and October 18, 2004 between the Company and Simon Backer
10.23(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, September 23, 2004 and September 24, 2004 between the Company and Warren C. Cree
10.24(2)	Termination of Employment and Severance Agreements and Release dated October 1, 2004 and October 7, 2004 between the Company and Cy Tordiffe
14.1	Code of Ethics
21.1	List of the Company's Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Audit Committee Terms of Reference

_________________

(1)

Previously filed as exhibits with the same corresponding number with the Registrants’ Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant’s Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
(6)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
(7)	Previously filed as exhibits with the Registrant’s Form 8-K filed on August 14, 2002.
(8)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(9)	Previously filed as exhibits with the Registrant’s Form 8-K filed on December 18, 2003.
(10)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004.
(11)	Previously filed as exhibits with the Registrant’s Form 8-K filed on June 22, 2004.
(12)	Previously filed as exhibits with the Registrant’s Form 8-K filed on September 28, 2004.
*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b -2 promulgated under the Securities Exchange act of 1934, as amended.
(c)	Financial Statement Schedules

The financial statement schedule required to be filed by Item 8 and Item 15(c) is included immediately following this page.

SCHEDULE II

MDSI MOBILE DATA SOLUTIONS INC.
Valuation and Qualifying Accounts
(Expressed in United States Dollars)

	Balance, Beginning of Period	Additions, During Period	Application/Write- off During Period	Balance, End of Period
Allowance for doubtful accounts

Year ended December 31, 2004	$2,792,415	$73,586	$2,577,755	$288,246
Year ended December 31, 2003	3,506,614	3,069,860	3,784,059	2,792,415
Year ended December 31, 2002	3,587,303	--	80,689	3,506,614

Provision against investments and
advances
Year ended December 31, 2004	--	--	--	--
Year ended December 31, 2003	2,499,992	--	2,499,992	--
Year ended December 31, 2002	2,999,992	--	500,000	2,499,992

Deferred income tax valuation
allowance
Year ended December 31, 2004	11,918,289	501,539	--	12,419,828
Year ended December 31, 2003	9,332,954	2,585,335	--	11,918,289
Year ended December 31, 2002	8,148,680	1,184,274	--	9,332,954

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MDSI Mobile Data Solutions Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        March 31, 2005.

MDSI MOBILE DATA SOLUTIONS INC. By: /s/ Erik Dysthe Erik Dysthe, Chief Executive Officer, President & Chairman of the Board and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of MDSI Mobile Data Solutions Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erik Dysthe Erik Dysthe	Chief Executive Officer, President & Chairman of the Board and Director (Principal Executive Officer)	March 31, 2005

/s/ Verne D. Pecho Verne D. Pecho	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Peter Ciceri Peter Ciceri	Director	March 31, 2005

/s/ Robert C. Harris, Jr. Robert C. Harris, Jr.	Director	March 31, 2005

/s/ Peter Roberts Peter Roberts	Director	March 31, 2005

/s/ Marc Rochefort Marc Rochefort	Director	March 31, 2005

/s/ David R. Van Valkenburg David R. Van Valkenburg	Director (Authorized U.S. Representative)	March 31, 2005

EXHIBIT LIST

Exhibit Number	Description

2.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3.1(1)	Articles of Incorporation of the Company
3.2(1)	Articles of Amendments of the Company
3.3(1)	By-laws of the Company
4.1(1)	Form of Common Share Certificate
4.2(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada
10.1(2)(3)	2000 Stock Option Plan
10.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10.4(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10.5(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10.6(2)(6)	2002 Stock Purchase Plan
10.7(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.8(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10.9(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10.10(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin
10.11(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi
10.12(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe
10.13(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
10.14(10)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company
10.15(11)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company
10.16(2)(12)	Employment Agreement dated December 20, 2003 between the Company and Neil McDonnell
10.17(2)	Employment Agreement dated August 20, 2003 between the Company and Simon Backer
10.18(2)	Employment Agreement dated August 20, 2003 between the Company and Warren C. Cree
10.19(2)	Employment Agreement dated August 20, 2003 between the Company and Cy Tordiffe
10.20(2)	Termination of Employment Agreement dated September 27, 2004 among the Company, Peter Hill Rankin and Blue Citrus Ventures Inc.

Exhibit Number	Description

10.21(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004 and September 23, 2004 between the Company and Joo-Hyung (Tommy) Lee
10.22(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, amended October 15, 2004, and October 18, 2004 between the Company and Simon Backer
10.23(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, September 23, 2004 and September 24, 2004 between the Company and Warren C. Cree
10.24(2)	Termination of Employment and Severance Agreements and Release dated October 1, 2004 and October 7, 2004 between the Company and Cy Tordiffe
14.1	Code of Ethics
21.1	List of the Company's Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Audit Committee Terms of Reference

_________________

(1)

Previously filed as exhibits with the same corresponding number with the Registrants’ Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.

(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant’s Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
(6)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
(7)	Previously filed as exhibits with the Registrant’s Form 8-K filed on August 14, 2002.
(8)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(9)	Previously filed as exhibits with the Registrant’s Form 8-K filed on December 18, 2003.
(10)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004.
(11)	Previously filed as exhibits with the Registrant’s Form 8-K filed on June 22, 2004.
(12)	Previously filed as exhibits with the Registrant’s Form 8-K filed on September 28, 2004.
*	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for Confidential Treatment under Rule 24b -2 promulgated under the Securities Exchange act of 1934, as amended.