Form 10-Q
period 2005-03-31
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2005-05-16
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes               No     X

The number of outstanding shares of the Registrant’s
common stock, no par value, at May 10, 2005 was 8,402,413

MDSI Mobile Data Solutions Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended March 31, 2005

		Page
Part I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	25
Part II—OTHER INFORMATION
ITEM 6.	EXHIBITS	27
SIGNATURES		29

-i-

Part I — FINANCIAL INFORMATIONITEM

ITEM 1.   FINANCIAL STATEMENTS

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Balance Sheets
(Expressed in United States Dollars)
(Unaudited)

	As at

	March 31,	December 31

	2005	2004

Assets
Current assets
Cash and cash equivalents	$ 20,674,430	$ 19,842,920
Accounts receivable
Trade (net of allowance for doubtful accounts of $220,591; 2004 - $288,246)	11,547,826	10,139,104
Unbilled	1,140,696	822,323
Prepaid expenses and other assets	775,626	1,118,143
Current deferred income taxes	148,107	171,451

	34,286,685	32,093,941

Capital assets, net	6,398,440	6,694,021

	$ 40,685,125	$ 38,787,962

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 1,125,346	$ 1,929,785
Accrued liabilities	4,066,223	3,686,527
Accrued restructuring charges (note 4)	593,859	921,052
Income taxes payable	1,377,544	1,382,017
Deferred revenue	14,987,085	12,653,199
Current obligations under capital lease	838,786	1,073,883

	22,988,843	21,646,463

Long term deferred income taxes	44,263	43,273

	23,033,106	21,689,736

Commitments and Contingencies (note 5)

Stockholders’ equity
Common stock	45,003,189	44,793,898
Authorized: unlimited common shares with no par value
Issued: 8,402,163 shares; December 31, 2004 – 8,353,179 shares
Additional paid-up capital	2,406,049	2,406,049
Accumulated other comprehensive loss	(690,104)	(690,104)
Deficit	(29,067,115)	(29,411,617)

	17,652,019	17,098,226

	$ 40,685,125	$ 38,787,962

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Statements of Operations
(Expressed in United States Dollars)
(Unaudited)

	Three months ended March 31,

	2005	2004

Revenue
Software and professional services	$ 6,404,270	$ 7,481,714
Maintenance and support	4,740,229	4,302,727
Third party products and services	582,721	866,257

	11,727,220	12,650,698

Direct costs	5,342,604	6,589,989

Gross profit	6,384,616	6,060,709

Operating Expenses
Research and development	1,985,420	1,535,344
Sales and marketing	2,010,725	2,135,051
General and administrative	1,877,854	1,753,061
Strategic expenses	--	350,000

	5,873,999	5,773,456

Operating income	510,617	287,253

Other (expense) income	(50,566)	226,118

Income from operations before tax provision	460,051	513,371

Provision for income taxes	115,549	169,788

Net income for the period	344,502	343,583

Deficit, beginning of the period	(29,411,617)	(29,919,095)

Deficit, end of period	$(29,067,115)	$(29,575,512)

Earnings per common share (note 3)
Basic	$ 0.0	$ 0.04

Diluted	$ 0.0	$ 0.04

Weighted average shares outstanding
Basic	8,384,287	8,226,068
Diluted	8,604,420	8,369,954

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three months ended March 31,

	2005	2004

Cash flows from operating activities

Net income for the period	$ 344,502	$ 343,583
Items not affecting cash:
Depreciation	543,522	579,061
Deferred income taxes	24,334	(1,012)
Stock-based compensation charge	--	135,000
Changes in non-cash operating working capital items:
Accounts receivable	(1,727,095)	(325,828)
Prepaid expenses and other assets	342,517	542,714
Income taxes payable	(4,473)	(1,272)
Accounts payable, accrued liabilities, and accrued restructuring charge	(751,936)	639,090
Deferred revenue	2,333,886	(203,570)

Net cash provided by operating activities	1,105,257	1,707,766

Cash flows from investing activity

Acquisition of capital assets	(247,941)	(324,761)

Net cash used in investing activity	(247,941)	(324,761)

Cash flows from financing activities

Issuance of common shares	209,291	27,957
Repayment of capital leases	(235,097)	(364,200)

Net cash used in financing activities	(25,806)	(336,243)

Net cash inflow	831,510	1,046,762

Cash and cash equivalents, beginning of period	19,842,920	15,827,043

Cash and cash equivalents, end of the period
	$ 20,674,430	$ 16,873,805

Supplemental disclosure of cash flow information
Cash payment for interest	44,749	48,863
Cash payment (refund) for taxes	74,121	(6,722)

See Notes to Condensed Consolidated Financial Statements

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	Significant accounting policies

(a)	Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X.

While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the “Company” or “MDSI”) filed on Form 10-K for the year ended December 31, 2004.

The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

(b)	Use of estimates

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19.

We generally provide services with our supply agreements that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using contract accounting. We use the percentage of completion method when we can reliably estimate the cost to complete and extent of progress toward completion. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	Significant accounting policies (continued)

(c)	Revenue recognition (continued)

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

Periodically, we provide a warranty phase during the supply agreement. Services provided during this warranty phase include elements of maintenance and support. As a result, we defer a portion of the supply agreement fee, based on vendor specific objective evidence of the value of these services, and recognize the deferred amount as revenue over the warranty period.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	Significant accounting policies (continued)

(c)	Revenue recognition (continued)

Third party products and services

Revenue from sales of third party products is recognized upon transfer of title to the customer. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected man-days of completing the contract derived from historical experience with similar contracts. When supply agreements include third-party products we recognize the gross amount of revenue from the third-party product as revenue. On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. The revenue for these implementations and installations is typically recognized on a gross basis as we ultimately manage the engagement.

(d)	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS 123 “Accounting for Stock-Based Compensation”. SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for an award of equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

On April 14, 2005, the Securities Exchange Commission announced the adoption of a new rule that amends the compliance date for SFAS 123R. This Statement is now effective for all awards granted, modified, repurchased, or cancelled after the beginning of the next fiscal year beginning after June 15, 2005. Therefore, the Company intends to adopt this standard commencing January 1, 2006, on a prospective basis.

(e)	Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price of the common stock option at the date granted.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

1.	Significant accounting policies (continued)

(e)	Stock-based compensation (continued)

The following pro forma financial information presents the net income for the three months ended March 31, 2005 and 2004 and earnings per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

	Three months ended March 31,
	2005	2004

Net income (as reported)	$ 344,502	$ 343,583
Stock-based compensation costs, net of related tax effects, that would have been included in net income for the period if the fair value based method
had been applied	(93,112)	(240,081)

Pro forma net income from continuing operations	$ 251,390	$ 103,502

Basic and fully diluted earnings per common share	$ 0.04	$ 0.04

Pro forma basic and fully diluted earnings per common share	$ 0.03	$ 0.01

The fair value of the Company’s stock-based compensation awards to employees was estimated using an option pricing model recognizing forfeitures as they occur, assuming no expected dividends, using the following weighted average assumptions: expected life of 5 years (2004 – 5 years), expected annualized volatility of the Company’s share price of 43% (2004 – 43%) and an expected annualized risk free interest rate at 2.2% (2004 – 2.2%).

2.	Segmented information

The Company operates in a single business segment, the Field Service business segment.

The Company earned revenue from sales to customers and has long-lived assets in the following geographic locations:

	Three months ended March 31,

	2005		2004

	Revenue	Long-lived assets	Revenue	Long-lived assets

Canada	$ 562,107	$ 5,827,506	$ 484,167	$7,023,958
United States	6,220,381	494,261	6,931,318	583,293
Europe, Middle East and Africa	4,732,645	76,673	5,055,657	128,907
Asia and other	212,087	--	179,556	--

	$11,727,220	$ 6,398,440	$12,650,698	$7,736,158

Major customers and concentration of credit risk

During the three months ended March 31, 2005 revenue from two customers accounted for approximately 24.1% (2004 – 18.1%) and 8.4% (2004 – 13.1%) of revenue, respectively.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

3.	Earnings per share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following table reconciles the number of shares utilized in the earnings per common share calculations for the periods indicated:

	Three months ended March 31,

	2005	2004

Weighted average shares outstanding	8,384,287	8,226,068
Effect of dilutive securities - stock options	220,133	143,886

Diluted weighted average shares outstanding	8,604,420	8,369,954

4.	Restructuring charge

Fiscal 2001

On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced an update to this plan, approved by the Board of Directors, which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $6.1 million in the year ended December 31, 2001, which includes a $1.9 million provision relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $249,760 remaining as at March 31, 2005:

Provision for excess office space

Reserve balance at December 31, 2004	$ 255,800
Cash payments	(6,040)

Reserve balance at March 31, 2005	$ 249,760

Fiscal 2004

During the year ended 2004 the Company announced a restructuring plan approved by the Company’s Board of Directors to enable the Company to operate in a more effective and efficient manner and reduce costs. The Company recorded a charge of $1.6 million in connection with this restructuring. The $1.6 million charge relates to costs of workforce reduction for approximately 30 affected employees, stock-based compensation charges and other related costs.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

4.	Restructuring charge (continued)

Fiscal 2004 (continued)

A breakdown of the remaining restructuring reserves and the costs incurred to date as at March 31, 2005 are as follows:

	Workforce Reduction	Other	Total

Reserve balance at December 31, 2004	$ 582,924	$82,328	$ 665,252
Cash payments	(321,153)	--	(321,153)

Reserve balance at March 31, 2005	$ 261,771	$82,328	$ 344,099

Other restructuring costs of $82,328 relate to outplacement and related expenses the Company expects to incur as a result of the 2004 restructuring. As at March 31, 2005 no amounts have been paid in relation to these costs.

5.	Commitments and contingencies

(a)	Contingency

From time to time, the Company is party to litigation and claims incidental to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

(b)	Commitment

During the year ended December 31, 2002, the Company entered into a significant customer contract in which the Company agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. As at March 31, 2005 the Company has generated an estimated $1.1 million of credits relating to this obligation. The Company’s obligation is expected to increase as a result of contract expansions. In the event that the Company determines that it will be unable to meet this commitment in the normal course of operations it will record a liability in the period such circumstances are determinable.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

5.	Commitments and contingencies (continued)

(c)	Line and letters of credit

The Company has provided a letter of credit, to support a capital leasing project, in the amount of CDN $1.4 million (USD $1.2 million) expiring October 1, 2005. The Company has pledged an amount equal to the letter of credit against its operating line of credit as security for the letter of credit.

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

6.	Differences between United States generally accepted accounting principles (“US GAAP”) and Canadian generally accepted accounting principles (“Canadian GAAP”)

At December 31, 2004, as permitted by Canadian securities regulations, the Company adopted US GAAP reporting for Canadian regulatory purposes. As a result, the Company filed annual audited consolidated and interim unaudited condensed consolidated financial statements for fiscal 2004 in accordance with US GAAP and provided an explanation and quantification of material differences between Canadian and US GAAP relating to recognition, measurement, and presentation.

These condensed consolidated financial statements have been prepared in accordance with US GAAP, which differ in some respects from Canadian GAAP.

Material differences between Canadian and US GAAP and their effect on the condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 are summarized below. There are no material differences between Canadian and US GAAP which affect the consolidated balance sheets as at March 31, 2005 and December 31, 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004.

Results of operations	Three months ended March 31,

	2005	2004

Net income for the period under US GAAP	$ 344,502	$ 343,583
Stock based compensation charge (a)	(68,106)	(41,070)

Net income for the period under Canadian GAAP	$ 276,396	$ 302,513

Earnings per common share under Canadian GAAP
Basic	$ 0.03	$ 0.04
Diluted	$ 0.03	$ 0.04
Weighted average shares outstanding under Canadian GAAP
Basic	8,384,287	8,226,068
Diluted	8,604,420	8,369,954

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

6.	Difference between US GAAP and Canadian GAAP (continued)

(a)	Stock-based compensation

Effective January 1, 2003, the Company adopted the new amended provisions of the Canadian Institute of Chartered Accountants Handbook Section 3870 — Stock based Compensation and Other Stock-based Payments which required entities to account for employee stock options using the fair value based method under Canadian GAAP. In accordance with the transitional options permitted under amended Section 3870, the Company prospectively applied the fair value based method to all employee stock options granted on or after January 1, 2003, using the fair value based method.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended March 31,

	2005	2004

Risk-free interest rate	2.2%	1.1%
Dividend yield	0%	0%
Expected life	5 years	5 years
Volatility	43%	47%

As a result of the differing methods of recognizing stock based compensation under Canadian GAAP and US GAAP, a charge of $68,106 (2004 — $41,070) would have been or has been recognized in the Canadian GAAP statement of operations and the same amount was recorded as other stockholder’s equity, while no corresponding amount for stock based compensation has been recognized in the US GAAP condensed consolidated financial statements.

Section 3870 further requires pro forma disclosure of the effect on net income under Canadian GAAP if the fair value based method had been applied to all options awarded on or after January 1, 2002. This is presented in the following table.

Results of operations	Three months ended March 31,

	2005	2004

Net income for the period under Canadian GAAP	$ 276,396	$ 302,513
Add:
Stock-based employee compensation expense included in net income, net of related tax effects	68,106	41,070
Deduct:
Stock-based employee compensation expense determined under the fair value based method for all awards from the original effective date of January 1, 2002, net of
related tax effects	(93,112)	(69,834)

Pro forma net income under Canadian GAAP	$ 251,390	$ 273,749

Earnings per share under Canadian GAAP
Basic and diluted	$ 0.03	$ 0.04
Pro forma earnings per share under Canadian GAAP
Basic and diluted	$ 0.03	$ 0.03

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

(b)	Comprehensive income

For US GAAP purposes, the Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, Reporting Comprehensive Income. Under Canadian GAAP, companies do not report comprehensive income or loss.

For the three months ended March 31, 2005 and 2004, there was no comprehensive income or loss under US GAAP.

(c)	Future income taxes

Under US GAAP tax rates applied in the calculation of deferred income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used in the calculation of future income taxes. The Company determined that there is no material effect on the consolidated financial statements.

(d)	Stockholders’equity

While there is no net difference between stockholders’ equity as reported under US GAAP and under Canadian GAAP, the various components within stockholders’ equity are affected by the acquisition in fiscal 2000 and disposition in fiscal 2002 of Connectria, which was accounted for using the pooling method under US GAAP and using the purchase method under Canadian GAAP and by the change in reporting and functional currency from Canadian dollars to US dollars during the year ended December 31, 2000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. (“MDSI” or the “Company” or “We”), or developments in the our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, our dependence upon large contracts and relative concentration of customers, our failure to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect our ability to achieve our business objectives, our failure to successfully execute our business strategies, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that we serve, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of our competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2004.

        Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates”, or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

        Unless otherwise noted, all financial information in this report is expressed in our functional currency, United States dollars. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Overview

        We are a leading provider of mobile workforce management solutions. Our suite of software applications improve customer service and relationships and reduces operating costs by empowering service companies to effectively manage their mobile field resources. We also provide professional services necessary to implement and support its solutions. Founded in 1993, we have over 100 major customers worldwide, with operations and support offices in the United States, Canada, Europe and Africa. We market our solution to a variety of companies that have substantial field workforces and focus primarily upon utilities (electric, gas and water companies), telecommunications and cable/broadband companies. Our products are used by such companies in conjunction with various public and private wireless data communications networks, mobile devices and server hardware to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce.

        Our revenue is derived from (i) software and professional services, consisting of the licensing of software and provision of related services, including project management, installation, integration, configuration, customization and training; (ii) maintenance and support, consisting of the provision of after-sale support services as well as quarterly, annual or extended maintenance contracts; and (iii) third party products and services, consisting of the provision of non-MDSI products and services as part of the total contract.

Restructuring

        We operate in a competitive industry that is consolidating and has several vendors offering competitive solutions. As a result, we must closely scrutinize costs in order to maintain our competitive position in the market place.

        On March 30, 2001, in response to uncertain economic conditions and poor financial performance, we announced a restructuring plan approved by our Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, we announced an update to this plan, approved by the Board of Directors, which resulted in the elimination of an additional 115 positions. As part of this restructuring, we recorded a charge to earnings of $6.1 million in the year ended December 31, 2001, which included a $1.9 million provision relating to surplus office space under long-term leases at two locations.

        In 2004, we further determined that operations could be streamlined and capital resources could be better deployed. As a result, our Board of Directors approved a restructuring plan that was designed to reduce costs by approximately $3 million on an annual basis. As part of this plan, we eliminated approximately 30 positions and sought to minimize other discretionary costs including travel and professional fees among others. We recorded a charge in the year ended December 31, 2004 of $1.6 million related to employee separation costs, stock based compensation and other related costs. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on our business operations.

Fiscal 2001

        We have incurred approximately $1.6 million of cash costs relating to the provision for surplus office space under long-term leases at two locations, leaving an accrual of $249,760 remaining as at March 31, 2005.

Provision for excess office space

Reserve balance at December 31, 2004	$ 255,800
Cash payments	(6,040)

Reserve balance at March 31, 2005	$ 249,760

Fiscal 2004

A breakdown of our remaining restructuring reserves and the costs incurred to date as at March 31, 2005 are as follows:

	Workforce Reduction	Other	Total

Reserve balance at December 31, 2004	$ 582,924	$82,328	$ 665,252
Cash payments	(321,153)	--	(321,153)

Reserve balance at March 31, 2005	$ 261,771	$82,328	$ 344,099

        Other restructuring costs of $82,328 relate to outplacement and related expenses we expect to incur as a result of the 2004 restructuring. As at March 31, 2005, no amounts had been paid with respect to these costs.

Field Service Business

        The implementation of a complete mobile data solution requires a wireless data communications network, mobile computing devices integrated with wireless data communication modems, host computer equipment, industry specific application software such as Advantex, wireless connectivity software and a variety of services to manage and install these components, integrate them with an organization’s existing computer systems and configure or customize the software to meet customer requirements. Frequently, in our larger contracts, only a limited number of the users are rolled out initially, with the balance implemented over a period that may extend up to one year or more. Where increases in mobile workforces require, or where additional departments of mobile workers are added, we may be asked to supply additional user licenses and professional services, which may result in additional revenue for us.

        Revenue for software and services has historically accounted for a substantial portion of our revenue. Typically, we enter into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services, which historically has included a warranty period that is generally ninety days in length. These services are usually performed within six to twelve months. Pricing for these contracts includes license fees as well as a fee for professional services. We generally recognize total revenue for software and services associated with a contract using a percentage of completion method based on the total hours incurred to date as a percentage of total hours estimated to complete the contract.

        Our customers usually enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing at delivery, or after expiration of any warranty period. Maintenance agreements typically have a term of one year or more and are invoiced annually, quarterly, or monthly. Revenue for these services is recognized ratably over the term of the contract.

        We are periodically required to provide, in addition to our products and services, certain third party products, such as host computer hardware, operating system software and mobile computing devices. We recognize revenue on the supply of third party hardware and software upon transfer of title to the customer. We recognize revenue on the supply of third party services using a proportional performance basis based on the costs incurred over the total estimated cost to complete the third party services contract or on a pro-rata basis in the case of maintenance services. Also included in third party revenue are reimbursements to us for out of pocket expenses incurred on implementation projects that we perform. EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses” requires characterization of the reimbursement of these expenses as revenue. An equal and offsetting amount of expense is recognized, relating to the payment of these expenses, as direct costs.

        We believe that we will periodically supply third party products and services to customers where we are successful in selling our own products and services. There can be no assurance, however, that any contracts entered into by us to supply third party products and services in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, we may, depending on the level of third party products and services provided during a period, experience large fluctuations in revenue, direct costs, and gross profit.

        Our revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in our completion of a contract, our inability to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on our results of operations. Some of our contracts are cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on our business, financial condition, operating results and cash flows. As a result of these and other factors, our results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

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

        In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

        On April 14, 2005, the Securities Exchange Commission announced the adoption of a new rule that amends the compliance date for SFAS 123R. This Statement is now effective for all awards granted, modified, repurchased, or cancelled after the beginning of our next fiscal year. Therefore, we intend to adopt this standard commencing January 1, 2006 on a prospective basis.

Differences Between US and Canadian GAAP

        The MD&A has been prepared in accordance with US GAAP. There are differences between our consolidated financial statements under US GAAP and our consolidated financial statements under Canadian GAAP, with the exception of our consolidated statements of cash flows, for the three months ended March 31, 2005 and 2004.

        Under our consolidated statements of operations, direct costs, research and development expense, sales and marketing expense, and general and administrative expense for the period ended March 31, 2005 is different under Canadian GAAP due to the prospective adoption on January 1, 2003 of the recommendations of the Canadian Institute of Chartered Accountants related to stock-based compensation. The amended standard requires recognition of an estimate of the fair value of employee stock-based awards in earnings and the same amount is recorded as other stockholder’s equity. Under US GAAP, only note disclosure is required for the pro forma net income using a fair value based method for employee stock-based awards. The impact of the application of the recommendations on our net income under Canadian GAAP for the period ended March 31, 2005 is a reduction of $68,104 (2004 — $41,070) and a reduction of our basic and diluted earnings per share of $0.01 (2003 — $nil), respectively.

        While there is no net difference between stockholders’ equity as reported under US GAAP and under Canadian GAAP on our consolidated balance sheets, the various components within stockholders’ equity are affected by the acquisition in 2000 and disposition in 2002 of Connectria, which was accounted for using the pooling method under US GAAP and using the purchase method under Canadian GAAP and by the change in reporting and functional currency from Canadian dollars to US dollars during the year ended December 31, 2000.

Critical Accounting Policies and Significant Estimates

        The significant accounting policies are outlined within Note 1 to the Condensed Consolidated Financial Statements. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and involve complex estimation:

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

        We generally provide services with our supply agreements that include significant production, modification, and customisation of the software. These services are not separable and are essential to the functionality of the software, and as a result we account for these licence and service arrangements under SOP 81-1 using contract accounting.

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

        We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing man-days incurred to date as a percentage of total estimated man-days to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

        When software licenses are sold incorporating third-party products or sold with third-party products, we recognize as revenue the gross amount of sales of third-party product. On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. The revenue for these implementations and installations is recognized on a gross basis as we ultimately manage the engagement.

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

Restructuring Charges

        In calculating the restructuring charge in 2004 related to the costs to eliminate approximately 30 positions we were required to estimate the amount of severance pay required to terminate the employment, as well as the cost of any benefit continuity provided to the employee. Our assumptions on either the amount of severance or the cost of benefits or other expenses may be proven incorrect and the actual cost may be materially different from the estimates.

        In calculating the cost to dispose of excess facilities relating to the restructuring charge originally recorded in 2001, we were required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any, of sublease revenues. This required estimating the timing and costs of each lease to be terminated, the amount of operating costs, and the timing and rate at which we might be able to sublease the site. From the estimates for these costs we performed an assessment of the affected facilities and considered the current market conditions for each site. A charge of $1.9 million was recorded for the restructuring of excess facilities as part of the 2001 restructuring plan. Our assumptions on either the lease termination payments, operating costs until terminated, or the offsetting sublease revenues may be proven incorrect and actual cost may be materially different from the estimates.

Accounts Receivable – Allowance for Doubtful Accounts

        We periodically review the collectability of our accounts receivable balances. Where doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At March 31, 2005, our allowance for doubtful accounts was $220,591. We intend to continue to vigorously pursue these accounts. If future events indicate additional collection issues, we may be required to record an additional allowance for doubtful accounts.

Commitment

        We previously entered into a significant customer contract in which we have agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. We are required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. We have furnished a performance guarantee equal to approximately 5% of such amounts. We expect to fulfill our obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the our software products. As we expect to fulfill our obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. If we determine that we will be unable to meet the minimum performance obligations, a liability for such obligations will be accrued. Our obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However, negotiations related to this increase have yet to be completed.

Warranty

        We warrant to our customers that our software will be in substantial conformance with our specifications. If we are unable to deliver solutions that substantially conform to specifications, warranty claims could have an adverse effect on the our financial results.

Results of Operations

        The following table sets forth, for the periods indicated, certain components of our selected financial data as a percentage of total revenue:

	Three months ended March 31,

	2005	2004

Revenue:
Software and services	54.6%	59.1%
Maintenance and support	40.4	34.0
Third party products and services	5.0	6.9

	100.0	100.0
Direct costs	45.6	52.1

Gross profit	54.4	47.9

Operating expenses:
Research and development	16.9	12.1
Sales and marketing	17.1	16.9
General and administrative	16.0	13.9
Strategic expenses	0.0	2.8

	50.0	45.7

Operating income	4.4	2.2
Other income (expense)	(0.4)	1.8

Income before tax provision	4.0	4.0
Provision for income taxes	1.0	1.3

Net income for the period	3.0%	2.7%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

All numbers in ‘000s unless otherwise noted.

Revenue
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$11,727	$12,651	$(924)	(7.	3%)

        Revenue decreased by $0.9 million (7.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease was primarily due to a decrease in software and professional services revenue, partially offset by maintenance contract revenues.

Software and Professional Services Revenue
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$6,404	$7,482	$(1,078)	(14.	4%)

        Software and professional services revenue decreased by $1.1 million (14.4%) for the three months ended March 31, 2005 as compared to three months ended March 31, 2004. We entered into two significant contracts in 2002. While these contracts continue to generate significant revenue for us, revenue from one of these contracts decreased in 2005 because the project is winding down. The remainder of the decrease is attributable to the timing and size of new contracts.

Maintenance and Support Revenue
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$4,740	$4,303	$437	10.	2%

        Maintenance and support revenue was $4.7 million for the three months ended March 31, 2005 as compared to $4.3 million for the three months ended March 31, 2004, an increase of 10.2%. Maintenance and support revenue increased primarily due to the growth in our installed customer base. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage us to support installed systems. Historically the renewal rate of maintenance and support contracts has been high.

Third Party Products and Services Revenue
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$583	$866	$(283)	(32.	7%)

        Third party products and services revenue decreased by $0.3 million (32.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Third party products and services revenue is primarily earned from certain customers pursuant to agreements under which we provide third party products and services. Not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. We have agreed to supply a large amount of third party services at no margin, which is being recognized on a gross basis, in connection with one particular contract, and therefore we expect that future revenues from third party products and services will fluctuate in the near term. For the period ended March 31, 2005, a substantial portion of third party products and services revenue was comprised of these services at approximately $0.5 million, as compared to $0.7 million for the period ended March 31, 2004.

Direct Costs
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$5,343	$6,590	$(1,247)	(18.	9%)

        Direct costs were 45.6% of revenue for the three months ended March 31, 2005 as compared to 52.1% for the three months ended March 31, 2004. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support and costs related to equipment and services purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. The decrease in direct costs as a percentage of revenue occurred due to cost cutting efforts initiated in the third quarter of 2004, offset by the relative weakness of the United States dollar in the comparative quarters which caused direct costs to increase in the current period as a large component of the direct costs are denominated in Canadian dollars. We expect that direct costs as a percentage of revenue will remain relatively consistent with the current period in the near term.

Gross Margin
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$6,385	$6,061	$324	5.	3%

        Gross margins were 54.4% of revenue for the three months ended March 31, 2005 as compared to 47.9% for the three months ended March 31, 2004. The increase in gross margins as a percentage of revenue occurred due to cost cutting efforts initiated in the third quarter of 2004. We expect that in the near term our gross margins as a percentage of revenue will remain consistent with the current year, subject to the level of third party services actually provided.

Research and Development
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$1,985	$1,535	$450	29.	3%

        Research and development expenses were $2.0 million, or 16.9% of revenue, for the three months ended March 31, 2005 as compared to $1.5 million, or 12.1% of revenue, for the three months ended March 31, 2004. The increase in research and development expenses is a result of our commitment to enhance and develop additional functionality in its Advantex r7 product including the hiring of additional development staff. The relative weakness of the United States dollar also contributed to the increase in research and development expenses in the current period as the majority of research and development expenses are denominated in Canadian dollars. We intend to continue committing a significant portion of our revenue to enhance existing products and develop new products.

Sales and Marketing
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$2,011	$2,135	$(124)	(5.	8%)

        Sales and marketing expenses were $2.0 million or 17.1% of revenue for the three months ended March 31, 2005 and $2.1 million or 16.9% of revenue for the three months ended March 31, 2004. The overall decrease in expenditures in 2005 was due to cost saving initiatives, including personnel reductions. We anticipate that the dollar amounts of our sales and marketing expenses will continue to be significant as a result of our commitment to our international marketing efforts and attempts to penetrate additional markets for our products.

General and Administrative
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$1,878	$1,753	$125	7.	1%

        General and administrative expenses were $1.9 million, or 16.0% of revenue, for the three months ended March 31, 2005 and $1.8 million, or 13.9% of revenue, for the three months ended March 31, 2004. General and administrative expenses increased relative to the comparative period primarily as a result of costs incurred by us for third party professional fees during the current quarter relating to the proposed acquisition of a company with a complementary technology. After completion of our due diligence review, we elected not to proceed with the transaction. In addition, the relative weakness of the United States dollar also contributed to the increase in general and administrative expenses in the current period as the majority of these expenses are denominated in Canadian dollars. We expect that in the near future, general and administrative expenditures will remain relatively consistent with current levels.

Strategic Expenses
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$ 0	$350	$(350)	(100.	%)

        There were no strategic expenses for the three months ended March 31, 2005 as compared to $0.4 million, or 2.8% of revenue for the three months ended March 31, 2004. Strategic expenses in 2004 consisted primarily of expenses incurred by us in connection with a definitive agreement entered into on April 12, 2004, which would have resulted in the Company being acquired by At Road Inc. On July 27, 2004, we announced that the Company and At Road Inc. had mutually agreed to terminate the agreement.

Other Income (Expense)
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$(51)	$226	$(277)	(122.	4%)

        Other expense was $0.05 million for the three months ended March 31, 2005 as compared to other income of $0.2 million for the three months ended March 31, 2004. Substantially all of other income (expense) related to fluctuations in the currencies of our foreign operations, interest income on cash and short-term deposits, and interest expense on capital lease obligations. Included in other expense for the three months ended March 31, 2005 is income of $125,000 related to the recovery of an investment previously written off.

Income Taxes
Three months ended March 31,		Change
2005	2004	Amount	Percentage
$116	$170	$(54)	(31.	9%)

        Our effective tax rate for the three months ended March 31, 2005 was a provision of 25.1% (2004 – 33.1%) compared to a Canadian federal statutory tax rate of 35.6%.  Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the Canadian federal statutory tax rate. We also operate in tax jurisdictions that have regulations that permit the carry back of current period tax losses and credits to prior periods when income taxes were paid. Our effective tax rate in the years presented reflects recoveries and refunds of prior year taxes paid and tax credits received offset by valuation allowances on losses carried forward.

Liquidity and Capital Resources

        We have financed our operations, acquisitions and capital expenditures with cash generated from operations, loans, private placements and public offerings of our securities. At March 31, 2005, we had cash and cash equivalents of $20.7 million and working capital of $11.3 million.

        Cash provided by operating activities was $1.1 million for the three months ended March 31, 2005 as compared to $1.7 million for the three months ended March 31, 2004. The $1.1 million of cash provided by operating activities in 2005 was comprised of $0.3 million net income, non-cash charges of $0.6 million and $0.2 million of changes to non-cash working capital items. Depreciation accounted for $0.5 million of the non-cash charge in the period. Trade accounts receivable increased $1.4 million in the period due to strong billing milestones achievement during the quarter. Unbilled accounts receivable arise where we have earned revenue on a project and have not completed specific billing milestones under the terms of the applicable contract. The $0.3 million increase in unbilled accounts receivable reflected increased progress towards completion during the quarter. Deferred revenue arises where we have achieved a billing milestone under a customer contract but have yet to recognize all of the revenue billed due to the percentage of completion under the contract. The $2.3 million increase in deferred revenue was due to strong billing milestones achievement and annual maintenance billings during the quarter for which we have billed in advance of work being completed on the projects. The $0.3 million decrease in prepaid expenses and other assets was due to the draw down of the prepaid expenses during the normal course of operations. The $0.4 million decrease in accounts payable and accrued liabilities reflected the timing of payments at the quarter-end relative to the year-end, partially offset by an increase in accruals for third-party embedded software.

        We maintain, as at March 31, 2005, a provision of $0.2 million with respect to doubtful accounts. We intend to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, we determined that it would be prudent to maintain an allowance to address this uncertainty.

        Cash used in financing activities was $0.03 million comprised of $0.2 million in repayments of capital leases offset by a similar amount from the issuance of common shares.

        Cash used in investing activities was $0.2 million for the three months ended March 31, 2005 as compared to $0.3 million for the same period in 2004 for the purchase of capital equipment, including computer hardware and software for use in research and development activities, and to support the growth of our corporate information systems.

        Existing sources of liquidity at March 31, 2005 include $20.7 million of cash and cash equivalents and funds available under our operating line of credit. As at March 31, 2005, our borrowing capacity under the line of credit was up to CDN$10 million (US$8.3 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.25%. As at March 31, 2005, we were not using this line of credit, except as security for an outstanding letter of credit, to support a capital leasing project, in the amount of CDN$1.4 million (US$1.2 million) expiring October 1, 2005.

        We have a revolving, demand term loan facility available by way of floating rate advances or Cost of Funds loans (“COF”) with a Canadian commercial bank to finance up to 75% of the cost of the capital expenditures (“Capex”), to a maximum of CDN$1.5 million (US$1.2 million). Floating rate advances bear interest at prime plus 0.25% and COF loans bear interest at COF+ 2%. As at March 31, 2005, we were not utilizing the loan facility.

        We have a letter of credit facility with a Canadian commercial bank for issuance of letters of credit in support of contracts for up to CDN$10 million (US$8.3 million), which bears interest at the bank’s prime rate plus 0.50% per annum. As at March 31, 2005, we have not issued any letters of credit under this facility.

        We believe that the principal source of our liquidity is operating cash flow. Certain circumstances including a reduction in the demand for our products, an increase in the length of the sales cycle for our products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on the our operating cash flow and liquidity.

        We believe that future cash flows from operations and our borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with our past and expected future growth, we may increase, from time to time, our borrowing facility under our operating line of credit to support its operations. Future growth or other investing activities may require us to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. As at March 31, 2005 we had the following contractual obligations and commercial commitments:

	Payments Due by Period ended March 31,

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$868,610	$868,610	$ --	$ --	$ --

Operating Leases	5,367,459	1,504,672	3,785,722	77,065	--

Purchase Commitments	1,154,478	1,154,478	--	--	--

Total Contractual Obligations	$7,390,547	$3,527,760	$3,785,722	$77,065	$ --

        We have entered into a significant customer contract in which we have agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. We are required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. We have furnished a performance guarantee equal to approximately 5% of such amounts. We expect to fulfill our obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to our software products. Because we expect to fulfill our obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. If we determine that we will be unable to meet the minimum performance obligations, a liability for such obligations will be accrued. As at March 31, 2005 we have generated an estimated $1.1 million of credits relating to this obligation. Our obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However negotiations related to this increase have yet to be completed.

Indemnification

        We typically include indemnification provisions within license and implementation service agreements, which are consistent with those prevalent in the software industry. Such provisions indemnify customers against actions arising from patent infringements that may arise through the normal use or proper possession of our software. To date we have not experienced any significant obligations under customer indemnification provisions and accordingly, no amounts have been accrued for such potential indemnification obligations.

Derivative Financial Instruments

        We generate a significant portion of our sales from customers located outside the United States. International sales are made mostly from a foreign subsidiary and are typically denominated in U.S. dollars, Euros or British pounds. We also incur a significant portion of expenses outside the United States, principally in Canada, which are typically denominated in Canadian dollars. Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We may enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Canadian dollar, Euro and British pound. The foreign exchange forward contracts we enter into generally have original maturities ranging from three to eighteen months. We do not enter into foreign exchange forward contracts for trading or speculative purposes, and do not expect gains or losses on these contracts to have a material impact on our financial results.

        Our foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at March 31, 2005 and 2004 we had no foreign currency forward contracts outstanding.

Off-Balance Sheet Transactions

        We do not have any off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        We are exposed to foreign exchange fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. All translation gains and losses are included in the determination of net income (loss). As exchange rates vary, these results, when translated, may impact our overall expected financial results. We also have exposure to foreign currency rate fluctuations when we translate cash from one currency into another to fund operational requirements. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

        We have evaluated our exposure to foreign currency risk and have determined that while we have a degree of exposure to the Euro, the Danish kroner and British pound, our most significant operating exposure to foreign currencies at this time is to the Canadian dollar. In certain historical periods, the strengthening of the Canadian dollar has negatively affected our operating results.

        As of March 31, 2005, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $3.0 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which we are exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

        To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

        At March 31, 2005 and 2004, we had no outstanding currency forward exchange contracts and during the three months ended March 31, 2005 and 2004, we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

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

        We do not have any material exposure to commodity risks. We are exposed to economic and political changes in international markets where we compete such as inflation rates, recession, foreign ownership restrictions and other external factors over which we have no control; domestic and foreign government spending, budgetary and trade policies.

ITEM 4.    CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

        As disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2004, we have undertaken certain steps to strengthen our internal control over financial reporting. These steps have included implementing a formal contract review checklist for each new contract, a thorough review and analysis of new software and implementation contracts by senior members of our accounting group, a determination of the appropriate revenue recognition treatment for each new contract by senior members of the accounting group, revisions to our standard contractual wording, improving communication between the various functional groups within the Company (namely sales, implementation, accounting and legal) at both the contract negotiation and execution level and at the implementation level, requiring any exceptions to our standard contractual wording to be approved at a senior management level and review by management of any unusual terms which may impact our historical practice of accounting for revenue. Management is in the process of a further review and assessment of our internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC thereunder, which the SEC currently plans to implement for non-accelerated and foreign filers for fiscal years ending on or after July 15, 2006. As of the date of this report, we are not an accelerated filer and, accordingly, we expect these additional requirements to apply to us for our fiscal year ended December 31, 2006. Management may recommend and we may implement additional changes in our internal control over financial reporting pursuant to this review. In light of these additional SEC requirements and our current level of activities, we are evaluating the level of staffing of our finance group.

        Except as described in the foregoing paragraphs, no changes were made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

        In connection with the filing of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).

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

Note Regarding Control Limitations

        Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II — OTHER INFORMATION

For Items 1 through 5 there was no reportable information for the three months ended March 31, 2005.

ITEM 6.   EXHIBITS

Exhibit Number		Description
2	.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3	.1(1)	Articles of Incorporation of the Company
3	.2(1)	Articles of Amendments of the Company
3	.3(1)	By-laws of the Company
4	.1(1)	Form of Common Share Certificate
4	.2(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada
10	.1(2)(3)	2000 Stock Option Plan
10	.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10	.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10	.4(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10	.5(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10	.6(2)(6)	2002 Stock Purchase Plan
10	.7(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10	.8(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10	.9(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10	.10(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin
10	.11(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi
10	.12(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe
10	.13(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
10	.14(10)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company
10	.15(11)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company
10	.16(2)(12)	Employment Agreement dated December 20, 2003 between the Company and Neil McDonnell
10	.17(2)	Employment Agreement dated August 20, 2003 between the Company and Simon Backer
10	.18(2)	Employment Agreement dated August 20, 2003 between the Company and Warren C. Cree
10	.19(2)	Employment Agreement dated August 20, 2003 between the Company and Cy Tordiffe
10	.20(2)	Termination of Employment Agreement dated September 27, 2004 among the Company, Peter Hill Rankin and Blue Citrus Ventures Inc.
10	.21(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004 and September 23, 2004 between the Company and Joo-Hyung (Tommy) Lee
10	.22(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, amended October 15, 2004, and October 18, 2004 between the Company and Simon Backer
10	.23(2)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, September 23, 2004 and September 24, 2004 between the Company and Warren C. Cree

Exhibit Number		Description

10	.24(2)	Termination of Employment and Severance Agreements and Release dated October 1, 2004 and October 7, 2004 between the Company and Cy Tordiffe
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer
99.1		Risk Factors

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

MDSI MOBILE DATA SOLUTIONS INC.

Date: May 16, 2005	By: /s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer, Chairman of the Board and Director

Date: May 16, 2005	By: /s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)