Form 10-Q
period 2005-06-30
MDSI MOBILE DATA SOLUTIONS INC /CAN/
filed 2005-08-15
CIK 935497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes               No     X

The number of outstanding shares of the Registrant’s
common stock, no par value, at August 8, 2005 was 8,447,437

MDSI Mobile Data Solutions Inc.
INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2005

-i-

Part I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

MDSI MOBILE DATA SOLUTIONS INC.

Condensed Consolidated Balance Sheets
(Expressed in United States Dollars)
(Unaudited)

	As at
	June 30,	December 31,

	2005	2004

Assets
Current assets
Cash and cash equivalents	$ 22,247,794	$ 19,842,920
Accounts receivable
Trade (net of allowance for doubtful accounts of $147,103;
2004 - $288,246)	8,345,248	10,139,104
Unbilled	1,127,451	822,323
Prepaid expenses and other assets	721,047	1,118,143
Current deferred income taxes	93,984	171,451

	32,535,524	32,093,941

Capital assets, net	6,597,454	6,694,021

	$ 39,132,978	$ 38,787,962

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 1,144,274	$ 1,929,785
Accrued liabilities	4,914,567	3,686,527
Accrued restructuring charges (note 4)	276,341	921,052
Income taxes payable	1,277,697	1,382,017
Deferred revenue	13,052,427	12,653,199
Current obligations under capital lease	574,030	1,073,883

	21,239,336	21,646,463

Long-term deferred income taxes	44,264	43,273

	21,283,600	21,689,736

Commitments and Contingencies (note 6)
Subsequent events (note 8)

Stockholders’ equity
Common stock	45,025,780	44,793,898
Authorized: unlimited common shares with no par value
Issued: 8,407,646 shares; December 31, 2004 - 8,353,179 shares
Additional paid-up capital	2,406,049	2,406,049
Accumulated other comprehensive loss	(690,104)	(690,104)
Deficit	(28,892,347)	(29,411,617)

	17,849,378	17,098,226

	$ 39,132,978	$ 38,787,962

See Notes to Condensed Consolidated Financial Statements

MDSI Mobile Data Solutions Inc.

Condensed Consolidated Statements of Operations
(Expressed in United States Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30

	2005	2004	2005	2004

Revenue
Software and professional services	$ 6,606,215	$ 7,250,212	$ 13,010,485	$ 14,731,926
Maintenance and support	4,887,061	4,357,923	9,627,290	8,660,650
Third party products and services	725,984	192,727	1,308,705	1,058,984

	12,219,260	11,800,862	23,946,480	24,451,560

Direct costs	5,239,280	4,822,554	10,581,884	11,412,543

Gross profit	6,979,980	6,978,308	13,364,596	13,039,017

Operating Expenses
Research and development	2,089,724	1,597,346	4,075,144	3,132,690
Sales and marketing	2,638,426	2,317,201	4,649,151	4,452,252
General and administrative	1,958,036	1,971,260	3,835,890	3,724,321
Bad debts expense	--	73,586	--	73,586
Strategic expenses (note 5)	140,172	1,770,299	140,172	2,120,299
Restructuring expenses (recovery)	(82,328)	--	(82,328)	--

	6,744,030	7,729,692	12,618,029	13,503,148

Operating income (loss)	235,950	(751,384)	746,567	(464,131)

Other income (expense)	23,638	(11,220)	(26,928)	214,898

Income (loss) from operations before tax provision	259,588	(762,604)	719,639	(249,233)

Provision for income taxes	84,820	300,946	200,369	470,734

Net income (loss) for the period	174,768	(1,063,550)	519,270	(719,967)

Deficit, beginning of the period	(29,067,115)	(29,575,512)	(29,411,617)	(29,919,095)

Deficit, end of period	$(28,892,347)	$(30,639,062)	$(28,892,347)	$(30,639,062)

Earnings (loss) per common share (note 3)
Basic	$ 0.02	$ (0.13)	$ 0.06	$ (0.09)

Diluted	$ 0.02	$ (0.13)	$ 0.06	$ (0.09)

Weighted average shares outstanding
Basic	8,403,577	8,280,528	8,394,689	8,251,554
Diluted	8,514,854	8,280,528	8,559,637	8,251,554

See Notes to Condensed Consolidated Financial Statements

MDSI Mobile Data Solutions Inc.

Condensed Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30

	2005	2004	2005	2004

Cash flows from operating activities

Net income (loss) for the period	$ 174,768	$(1,063,550)	$ 519,270	$ (719,967)
Items not affecting cash:
Depreciation	495,101	695,915	1,038,623	1,274,976
Deferred income taxes	54,124	--	78,458	(1,012)
Stock-based compensation charge	--	--	--	135,000

Changes in non-cash operating working capital items:
Accounts receivable	3,215,823	3,454,168	1,488,728	3,128,340
Prepaid expenses and other assets	54,579	205,518	397,096	748,232
Income taxes payable	(99,847)	222,576	(104,320)	221,304
Accounts payable, accrued liabilities, and accrued
restructuring charges	549,754	569,534	(202,182)	1,208,623
Deferred revenue	(1,934,658)	(2,092,067)	399,228	(2,295,636)

Net cash provided by operating activities	2,509,644	1,992,094	3,614,901	3,699,860

Cash flows from investing activity
Acquisition of capital assets	(694,115)	(187,437)	(942,056)	(512,198)

Net cash used in investing activity	(694,115)	(187,437)	(942,056)	(512,198)

Cash flows from financing activities
Issuance of common stock	22,591	354,739	231,882	382,696
Repayment of capital leases	(264,756)	(282,211)	(499,853)	(646,411)

Net cash (used in) provided by financing activities	(242,165)	72,528	(267,971)	(263,715)

Net cash inflow	1,573,364	1,877,185	2,404,874	2,923,947

Cash and cash equivalents, beginning of period	20,674,430	16,873,805	19,842,920	15,827,043

Cash and cash equivalents, end of the period	$ 22,247,794	$ 18,750,990	$ 22,247,794	$ 18,750,990

Supplemental disclosure of cash flow information
Cash payment for interest	$ 7,422	$ 40,250	$ 52,171	$ 89,114
Cash payment for taxes	$ 207,616	$ 254,835	$ 281,737	$ 248,114

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

While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Information as at December 31, 2004 is derived from the annual audited 2004 consolidated financial statements. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of MDSI Mobile Data Solutions Inc. (the “Company” or “MDSI”) filed on Form 10-K for the year ended December 31, 2004.

The results of operations for the interim periods are not necessarily indicative of results to be expected in future periods.

(b)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the revenue recognized on long-term contracts, taxes, accounting for doubtful accounts, accrual for restructuring charges, amortization, determination of net recoverable value of assets, and contingencies. Actual results could differ from those estimates.

(c)	Revenue recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force Issue (EITF) No. 99-19, EITF No. 01-14, SAB No. 104, “Revenue Recognition”, and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. When the total cost estimate for a project exceeds revenue, we accrue for the estimated loss immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements.

We are engaged on a continuous basis in the production and delivery of software under contractual agreements. As a result we have developed a history of being able to estimate costs to complete and the extent of progress toward completion of contracts, which supports the use of the percentage of completion method of contract accounting.

Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total hours to complete the contract derived from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed.

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

Third party products and services

Revenue from sales of third party products is recognized upon transfer of title to the customer. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected hours to complete the contract derived from historical experience with similar contracts. When supply agreements include third-party products we recognize the gross amount of revenue from the third-party product as revenue. On occasion, we utilize third-party consultants to assist in implementations or installations originated by the Company. The revenue for these implementations and installations is typically recognized on a gross basis as we ultimately manage the engagement.

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

On May 30, 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires retrospective application of a change in accounting principle to prior accounting periods presented as if that principle had always been used. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, then the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transitional provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company will apply this standard when there is a change in accounting principle.

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

The following pro forma financial information presents the net income (loss) for the three and six months ended June 30, 2005 and 2004 and earnings (loss) per common share had the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock-based Compensation.

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income (loss) as reported	$174,768	$(1,063,550)	$519,270	$ (719,967)

Stock-based compensation costs, net of related tax effects,
that would have been included in net income for the
period if the fair value based method had been applied	98,048	195,751	191,160	435,832

Pro forma net income (loss)	$ 76,720	$(1,259,301)	$328,110	$(1,155,799)

Basic and diluted earnings (loss) per common share	$ 0.02	$ (0.13)	$ 0.06	$ (0.09)

Pro forma basic and diluted earnings (loss)
per common share	$ 0.01	$ (0.15)	$ 0.04	$ (0.14)

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

2.	Segmented information

The Company operates in a single business segment, the Field Service business segment.

The Company earned revenue from sales to customers in the following geographic locations:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Canada	$ 291,786	$ 482,454	$ 853,893	$ 966,621
United States	6,744,175	6,585,757	12,964,556	13,517,075
Europe, Middle East and Africa	4,925,812	4,605,520	9,658,457	9,661,177
Asia and other	257,487	127,131	469,574	306,687

	$12,219,260	$11,800,862	$23,946,480	$24,451,560

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

2.	Segmented information (continued)

Major customers and concentration of credit risk

During the three months ended June 30, 2005 revenue from two customers accounted for approximately 25.8% (2004 – 17.3%) and 9.1% (2004 – 13.9%) of revenue, respectively. During the six months ended June 30, 2005 revenue from two customers accounted for approximately 24.9% (2004 – 17.7%) and 8.7% (2004 – 13.5%) of revenue, respectively.

The Company has long-lived assets in the following geographic locations:

	As at June 30,	As at December 31,

	2005	2004

Canada	6,062,980	6,108,878
United States	467,963	509,972
Europe, Middle East and Africa	66,511	75,171

	6,597,454	6,694,021

3.	Earnings (loss) per common share

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

The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Weighted average shares outstanding	8,403,577	8,280,528	8,394,689	8,251,554
Effect of dilutive securities - stock options	111,277	--	164,948	--

Diluted weighted average shares outstanding	8,514,854	8,280,528	8,559,637	8,251,554

4.	Restructuring charge

Fiscal 2001

On March 30, 2001, the Company, in response to uncertain economic conditions and poor financial performance, announced a restructuring plan approved by the Company’s Board of Directors designed to reduce operating costs that resulted in the elimination of 34 full time and contractor positions. On May 11, 2001, the Company announced an update to this plan, approved by the Board of Directors, which resulted in the elimination of an additional 115 positions. As part of this restructuring, the Company recorded a charge to earnings of $6.1 million in the year ended December 31, 2001, which includes a $1.9 million provision relating to surplus office space under long-term leases held by the Company at two locations. The Company has incurred approximately $1.6 million of cash costs relating to this provision leaving an accrual of $243,720 remaining as at June 30, 2005:

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

4.	Restructuring charge (continued)

Provision for excess office space

Reserve balance at December 31, 2004	$ 255,800
Cash payments	(12,080)

Reserve balance at June 30, 2005	$ 243,720

We expect the reserve to be fully drawn down by November 2008.

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

A breakdown of the remaining restructuring reserves and the costs incurred to date as at June 30, 2005 are as follows:

	Workforce Reduction	Other	Total

Reserve balance at December 31, 2004	$ 582,924	$ 82,328	$ 665,252
Cash payments	(550,303)	--	(550,303)
Recovery of reserve	--	(82,328)	(82,328)

Reserve balance at June 30, 2005	$ 32,621	--	$ 32,621

A restructuring recovery of $82,328 related to outplacement and related expenses the Company expected to incur as a result of the 2004 restructuring. As at June 30, 2005 this reserve is no longer required.

We expect the remaining reserve to be fully paid out by the end of 2005.

5.	Strategic expenses

Strategic expenses consist of professional fees and expenses associated with investigating certain potential transactions involving the acquisition of the Company that were considered during the periods ended June 30, 2005 and 2004.

The strategic expenses for the period ended June 30, 2005 are in connection with a definitive agreement entered into on July 29, 2005, pursuant to which Beech Investment Corp., has agreed to acquire the Company as more fully described below under Note 8 “Subsequent events” and Item 2 “Strategic Transaction”.

The strategic expenses for the period ended June 30, 2004 are in connection with a definitive combination agreement that the Company signed with At Road on April 12, 2004 providing for the acquisition of the Company by At Road. On July 27, 2004, the Company announced that the Company and At Road had mutually agreed to terminate the agreement. The termination of the agreement has not resulted in any penalty or termination fee being payable by either party.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

6.	Commitments and contingencies

(a)	Contingencies

From time to time, the Company is party to litigation and claims incidental to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. In addition, under certain circumstances (Note 8), the Company may be obligated to pay certain contingent advisory fees to a related party.

(b)	Commitment

During the year ended December 31, 2002, the Company entered into a significant customer contract in which the Company agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. The Company is required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. The Company has furnished a performance guarantee equal to approximately 5% of such amounts. The Company expects to fulfill its obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to the Company’s software products. As the Company expects to fulfill its obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. As at June 30, 2005 the Company has generated an estimated $1.3 million of credits relating to this obligation. The Company’s obligation is expected to increase as a result of contract expansions. In the event that the Company determines that it will be unable to meet this commitment in the normal course of operations it will record a liability in the period such circumstances are determinable.

(c)	Line and letters of credit

The Company has provided a letter of credit, to support a capital equipment lease, in the amount of CDN $1.4 million (USD $1.1 million) expiring October 1, 2005. The Company has pledged an amount equal to the letter of credit against its operating line of credit as security for the letter of credit.

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

7.	Differences between United States generally accepted accounting principles (“US GAAP”) and Canadian generally accepted accounting principles (“Canadian GAAP”)

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

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

7.	Difference between US GAAP and Canadian GAAP (continued)

Material differences between Canadian and US GAAP and their effect on the condensed consolidated financial statements for the periods ended June 30, 2005 and 2004 are summarized below. There are no material differences between Canadian and US GAAP which affect the consolidated balance sheets as at June 30, 2005 and December 31, 2004 and the statements of cash flows for the periods ended June 30, 2005 and 2004.

Results of operations	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income (loss) for the period under US GAAP	$ 174,768	$(1,063,550)	519,270	$ (719,967)

Stock-based compensation charge (a)	73,041	46,570	141,147	87,640

Net income (loss) for the period under Canadian GAAP	$ 101,727	$(1,110,120)	$ 378,123	$ (807,607)

Earnings (loss) per common share under Canadian GAAP

Basic	$ 0.01	$ (0.13)	$ 0.05	$ (0.10)

Diluted	$ 0.01	$ (0.13)	$ 0.04	$ (0.10)
Weighted average shares outstanding under Canadian GAAP

Basic	8,403,577	8,280,528	8,394,689	8,251,554

Diluted	8,514,854	8,280,528	8,559,637	8,251,554

(a)	Stock-based compensation

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Risk-free interest rate	2.2%	1.1%	2.2%	1.1%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Volatility	43%	47%	43%	47%

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

7.	Difference between US GAAP and Canadian GAAP (continued)

As a result of the differing methods of recognizing stock based compensation under Canadian GAAP and US GAAP, a charge of $73,041 (2004 — $46,570) would have been or has been recognized in the Canadian GAAP statement of operations for the three months ended June 30, 2005 and the same amount was recorded as other stockholder’s equity, while no corresponding amount for stock-based compensation has been recognized in the US GAAP condensed consolidated financial statements.

Section 3870 further requires pro forma disclosure of the effect on net income under Canadian GAAP if the fair value based method had been applied to all options awarded on or after January 1, 2002. This is presented in the following table.

Results of operations	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income (loss) for the period under Canadian GAAP	$ 101,727	$(1,110,120)	$ 378,123	$(807,607)
Add: Stock-based employee compensation expense
included in net income (loss), net of related tax
effects	73,041	46,570	141,147	222,640
Deduct: Stock-based employee compensation expense
determined under the fair value based method for all
awards from the original effective date of January 1,
2002, net of related tax effects	(98,048)	(72,834)	(191,159)	(277,668)

Pro forma net income (loss) under Canadian GAAP	$ 76,720	$(1,136,384)	$ 328,111	$(862,635)

Earnings (loss) per share under Canadian GAAP
Basic	$ 0.01	$ (0.13)	$ 0.05	$ (0.10)
Diluted	$ 0.01	$ (0.13)	$ 0.04	$ (0.10)
Pro forma earnings (loss) per share under Canadian
GAAP
Basic and diluted	$ 0.01	$ (0.14)	$ 0.04	$ (0.10)

(b)	Comprehensive income

For US GAAP purposes, the Company reports comprehensive income or loss in accordance with the provisions of SFAS 130, Reporting Comprehensive Income. Under Canadian GAAP, companies do not report comprehensive income or loss.

For the three months ended June 30, 2005 and 2004, comprehensive income or loss under US GAAP was the same as net income (loss) for the periods.

(c)	Future income taxes

Under US GAAP tax rates applied in the calculation of deferred income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used in the calculation of future income taxes. The Company determined that there is no material effect on the consolidated financial statements.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

7.	Difference between US GAAP and Canadian GAAP (continued)

(d)	Stockholders’ equity

While there is no net difference between stockholders’ equity as reported under US GAAP and under Canadian GAAP, the various components within stockholders’ equity are affected by the differences in accounting for stock-based compensation, the acquisition in fiscal 2000 and disposition in fiscal 2002 of Connectria Corporation, which was accounted for using the pooling method under US GAAP and using the purchase method under Canadian GAAP and by the change in reporting and functional currency from Canadian dollars to US dollars during the year ended December 31, 2000.

(e)	Recent Canadian GAAP pronouncements

In January 2005, the CICA issued Section 1530, “Comprehensive Income”, Section 3251, “Equity”, Section 3855, “Financial Instruments – Recognition and Measurement” and Section 3865, “Hedges”. The new standards increase harmonization with US GAAP and will require the following:

Financial assets will be classified as held-to-maturity, held-for-trading or available-for-sale. Held-to-maturity classification will be restricted to fixed maturity instruments that the Company intends and is able to hold to maturity and will be accounted for at amortized cost. Held-for-trading instruments will be recorded at fair value with realized and unrealized gains and losses reported in net income. Available-for-sale financial assets will be recorded at fair value with unrealized gains and losses reported in a new category in shareholders’ equity called other comprehensive income.

Derivatives will be classified as held-for-trading unless designated as hedging instruments. All derivatives, including embedded derivatives that must be separately accounted for, will be recorded at fair value on the Condensed Consolidated Balance Sheet. For derivatives that hedge the changes in fair value of an asset or liability, changes in the derivatives’fair value will be reported in net income and substantially offset by changes in the fair value of the hedged asset or liability attributable to the risk being hedged. For derivatives that hedge variability in cash flows, the effective portion of the changes in the derivatives’ fair value will be initially recognized in other comprehensive income and the ineffectiveness will be recorded in net income. The amounts temporarily recorded in other comprehensive income will subsequently be reclassified to net income in the periods net income is affected by the variability in the cash flows of the hedged item.

The guidance will apply for interim and annual financial statements relating to fiscal years beginning on or after October 1, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year. The impact of implementing these new standards is not yet determinable as it is highly dependent on fair values, outstanding positions and hedging strategies at the time of adoption.

MDSI MOBILE DATA SOLUTIONS INC.
Notes to the Condensed Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited)

8.	Subsequent Events

On July 29, 2005, we entered into an arrangement agreement (the “Agreement”) among the Company, Fortezza Holdings S.à.r.l. (“Fortezza”) and Beech Investment Corp. (“Beech”), a wholly-owned subsidiary of Fortezza. The sole shareholder of Fortezza is Vista Equity Fund II, L.P., a private equity investment fund.

Pursuant to the Agreement, Beech has agreed to acquire, subject to the satisfaction of closing conditions, all of the outstanding shares of the Company’s common stock at a price of $8.00 per share in cash. In addition, under the terms of the Agreement, holders of outstanding options to acquire shares of the Company’s common stock will be entitled to receive the difference between $8.00 and the exercise price for such options. As a result of the transaction, Beech will become the sole shareholder of the outstanding common shares.

The transaction will be effected pursuant to a Plan of Arrangement under section 192 of the Canada Business Corporations Act. The Plan of Arrangement is subject to the approval of two-thirds of the Company’s shareholders attending, in person or by proxy, a Special Meeting of Shareholders expected to be held on or about September 15, 2005. The Board of Directors of the Company has approved the terms of the Agreement and will recommend that the shareholders of the Company approve the Plan of Arrangement. This transaction is subject to certain terms and closing conditions including shareholder and court approval and is expected to close on or about September 22, 2005.

Consummation of the Plan of Arrangement is conditioned upon, among other things, (i) the performance of covenants, (ii) the accuracy of representations and warranties, (iii) the receipt of all required approvals and consents, (iv) the absence of any law or order making the Plan of Arrangement illegal or prohibiting the consummation of the Plan of Arrangement, (v) the number of shares of the Company’s common stock held by stockholders who have exercised dissent rights in connection with the transaction shall not exceed 5% of the aggregate number of shares of the Company’s common stock as of July 29, 2005, (vi) the approval by the Company’s shareholders, (vii) the approval by the Supreme Court of the Province of British Columbia, (viii) the satisfaction of certain financial covenants, including the requirement that the Company have at least $20 million of freely available cash and cash equivalents (after giving effect to the payment of certain expenses) and at least $12.5 million of freely available cash, (ix) the execution and delivery by certain employees of confidentiality and work product agreements, (x) no event shall have occurred which has or which would reasonably be expected to have a material adverse effect on the Company, and (xi) receipt of a release from each of Bear, Stearns & Co. Inc. and CIBC World Markets Inc.

Pursuant to the Agreement, the Company may not encourage, initiate, solicit, facilitate, or participate in any discussions or negotiations regarding, or disclose any non-public information to any person in connection with, any Competing Transaction (as defined in the Agreement) to acquire its stock or assets, except in order for the Board of Directors to comply with its fiduciary duties and if such Competing Transaction is a superior proposal from a financial point of view, and such Competing Transaction does not contain a financing contingency or other conditions that are more onerous than the ones contained in the Agreement. If the Company’s Board of Directors exercises its right to terminate the Agreement to enter into a Competing Transaction, and in certain other circumstances set out in the Agreement, the Company would be required to pay to Beech (or its designee) a fee of $2.0 million or $3.5 million, depending on the specific circumstances.

If the Company becomes obligated to pay the termination fee, it must pay the termination fee in immediately available funds and, generally, within five business days of such termination.

Pursuant to the terms of an agreement the Company has with Bear, Stearns & Co. Inc. (“Bear”), a financial advisor to the Company, upon the closing of the transaction with Beech, the Company is obligated to pay Bear a fee equal to 2.5% of the aggregate value of the proposed transaction, less one-half of the fee payable to CIBC World Markets Inc. for providing its fairness opinion in connection with the proposed transaction. Bear and the Company are related parties due to a common director.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MDSI Mobile Data Solutions Inc. (“MDSI” or the “Company” or “We”), or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: lengthy sales cycles, our dependence upon large contracts and relative concentration of customers, our failure to maintain anticipated levels of expenses in future periods and the risk that cost reduction efforts adversely affect our ability to achieve our business objectives, our failure to successfully execute our business strategies, the failure of MDSI’s security holders, the court or regulatory authorities to approve the Beech transaction, the possibility that customers and suppliers will view the transaction unfavorably, the effect of volatile United States and international economies generally, the threat or reality of war, as well as economic trends and conditions in the vertical markets that we serve, the effect of the risks associated with technical difficulties or delays in product introductions, improvements, implementations, product development, product pricing or other initiatives of our competitors, the possibility that our potential customers will defer purchasing decisions due to economic or other conditions or will purchase products offered by our competitors, risks associated with litigation and the protection of intellectual property, risks associated with the collection of accounts receivable, and the other risks and uncertainties described in the risk factors attached as Exhibit 99.1 hereto and in other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

        We are a leading provider of mobile workforce management solutions. Our suite of software applications improves customer service and relationships and reduces operating costs by empowering service companies to effectively manage their mobile field resources. We also provide professional services necessary to implement and support our solutions. Founded in 1993, we have over 100 major customers worldwide, with operations and support offices in the United States, Canada, Europe and Africa. We market our solution to a variety of companies that have substantial field workforces and focus primarily upon utilities (electric, gas and water companies), telecommunications and cable/broadband companies. Our products are used by such companies in conjunction with various public and private wireless data communications networks, mobile devices and server hardware to provide comprehensive solutions for the automation of business processes associated with the scheduling, dispatching and management of a mobile workforce.

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

Strategic Transaction

        On July 29, 2005, we entered into an arrangement agreement (the “Agreement”) among the Company, Fortezza Holdings S.à.r.l. (“Fortezza”) and Beech Investment Corp. (“Beech”), a wholly-owned subsidiary of Fortezza. The sole shareholder of Fortezza is Vista Equity Fund II, L.P., a private equity investment fund.

        Pursuant to the Agreement, Beech has agreed to acquire, subject to the satisfaction of closing conditions, all of our outstanding common shares at a price of $8.00 per share in cash. In addition, upon the terms of the Agreement, holders of outstanding options to acquire our common shares will be entitled to receive the difference between $8.00 and the exercise price for such options. As a result of the transaction, Beech will become the sole owner of the outstanding common shares.

        The transaction will be effected pursuant to a Plan of Arrangement under section 192 of the Canada Business Corporations Act. The Plan of Arrangement is subject to the approval of two-thirds of our shareholders attending, in person or by proxy, a Special Meeting of Shareholders expected to be held on or about September 15, 2005. Our Board of Directors has approved the terms of the agreement and will recommend that the shareholders of the Company approve the Plan of Arrangement. This transaction is subject to certain terms and closing conditions, including shareholder and court approval, and is expected to close on or about September 22, 2005.

        In connection with the Agreement, Fortezza, Beech, Erik Dysthe, the chief executive officer of the Company, Erik Dysthe Holdings, Inc., a British Columbia corporation (“Dysthe Holdings”), and the Company entered into a separate Support Agreement, pursuant to which, subject to certain customary conditions, Mr. Dysthe and Dysthe Holdings have agreed to vote all shares of the Company held by them at any meeting of the shareholders of the Company in favor of the Plan of Arrangement and the Agreement and the transactions contemplated thereby and against any action or agreement that would impede, interfere with, delay, postpone or attempt to discourage the Plan of Arrangement and the Agreement. Mr. Dysthe has entered into an Indemnity Agreement with us in which he has agreed to indemnify us for any losses, including attorneys’ fees, which we may suffer in connection with the breach of the Support Agreement.

        The Agreement relating to our proposed transaction with Beech provides that, on the occurrence of certain events leading to the termination of the Agreement, Beech (or its designee) will be entitled to a termination fee of $3.5 million from us. These events include circumstances where:

•	our Board of Directors (i) withdraws, modifies or changes in a manner adverse to Beech, or refrains from giving, its approval or recommendation of the transaction, (ii) recommends a Competing Transaction (as defined in the Agreement), or (iii) fails to reaffirm its recommendation of the Agreement following the public announcement of a Competing Transaction;

•	we breach our covenants or agreements as set forth in the Agreement or the representations and warranties made by us are not true and correct on the date of the Agreement and, with respect to certain representations and warranties, on the date of closing of the transaction; or

•	Mr. Dysthe breaches the Support Agreement.

The Agreement also provides for a termination fee of $2.0 million to be paid to Beech (or its designee) by us under the following circumstances:

•	in the event that certain specified representations and warranties are true and correct on the date of the Agreement but are not true and correct on the date of closing of the transaction;

•	in the event that the transaction does not close prior to October 31, 2005 as a result of our failure to provide:

•	a release from CIBC World Markets Inc. and Bear, Stearns & Co. Inc. in which such parties confirm that we have satisfied all of our obligations under the engagement letters entered into between us and such parties;

•	evidence that at the closing of the transaction we have at least (i) $20 million of freely available cash and cash equivalents (after giving effect to the payment of certain expenses specified in the Agreement) and (ii) $12.5 million of freely available cash;

•	executed confidentiality and work product agreements entered into between us and certain of our employees; and

•	in the event our shareholders fail to approve the arrangement at the meeting of shareholders; provided, that in the event that we consummate a Competing Transaction or enter into a definitive agreement or letter of intent for a Competing Transaction within 12 months following the date the Agreement is terminated, then, on the date such

Competing Transaction is consummated or such definitive agreement or letter of intent is entered into, as the case may be, we will be required to pay to Beech (or its designee) an additional $1.5 million and; provided, further, that in the event that a Competing Transaction is announced or otherwise been made known to our shareholders and shall not have been withdrawn prior to the meeting of our shareholders and the arrangement is not approved by our shareholders then, if we consummate a Competing Transaction or enter into a definitive agreement or letter of intent for a Competing Transaction within 18 months of the date of termination of the Agreement, we will be required to pay to Beech (or its designee) an additional $1.5 million.

        If we become obligated to pay a termination fee, we must pay the termination fee in immediately available funds and, generally, within five business days of such termination. In no event will the termination fee payable by us exceed $3.5 million.

        Any requirement to pay a termination fee would adversely impact our cash and cash equivalents and our financial position and could impact our ability to fund our current level of operations. Although we believe our existing cash and cash equivalents will be sufficient to pay the termination fee, if required, we may be required to or may elect to borrow against our existing line of credit, raise additional capital through debt or equity financings, or reduce operating expenditures in order to pay the termination fee or to strengthen our cash position after such payment.

        Pursuant to the terms of an agreement we have with Bear, Stearns & Co. Inc. (“Bear”), one of our financial advisors, upon the closing of the transaction with Beech, we are obligated to pay Bear a fee equal to 2.5% of the aggregate value of the proposed transaction, less one-half of the fee payable to CIBC World Markets Inc. for providing its fairness opinion in connection with the proposed transaction. Bear and the Company are related parties due to a common director.

        We expect, over the next quarter, to incur further costs of approximately $3.2 million in connection with this transaction (including the estimated fees payable to Bear). Should the transaction not be consummated, we anticipate that additional costs would be approximately $1.1 million plus the above noted termination fee.

        The above description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 10.25 and incorporated herein by reference. The Agreement contains customary representations and warranties that the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality different from those generally applicable to stockholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For the foregoing reasons, you should not rely on the representations and warranties as statements of factual information.

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

        In 2004, we further determined that operations could be streamlined and capital resources could be better deployed. As a result, our Board of Directors approved a restructuring plan that was designed to reduce costs by approximately $3 million on an annual basis. As part of this plan, we eliminated approximately 30 positions and sought to minimize other discretionary costs including travel and professional fees among others. We recorded a charge in the year ended December 31, 2004 of $1.6 million related to employee separation costs, stock-based compensation and other related costs. There can be no assurance that the workforce reductions and other measures will not have a material adverse affect on our business operations.

Fiscal 2001

        We have incurred approximately $1.6 million of cash costs relating to the provision for surplus office space under long-term leases at two locations, leaving an accrual of $243,720 remaining as at June 30, 2005.

Provision for excess office space

Reserve balance at December 31, 2004	$ 255,800
Cash payments	(12,080)

Reserve balance at June 30, 2005	$ 243,720

         We expect the reserve to be fully drawn down by November 2008.

Fiscal 2004

        A breakdown of our remaining restructuring reserves and the costs incurred to date as at June 30, 2005 are as follows:

	Workforce Reduction	Other	Total

Reserve balance at December 31, 2004	$ 582,924	$ 82,328	$ 665,252
Cash payments	(550,303)	--	(550,303)
Recovery of reserve	--	(82,328)	(82,328)

Reserve balance at June 30, 2005	$ 32,621	--	$ 32,621

        A restructuring recovery of $82,328 related to outplacement and related expenses we expected to incur as a result of the 2004 restructuring. As at June 30, 2005, this reserve is no longer required.

         We expect the remaining reserve to be fully paid out by the end of 2005.

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

        Our customers usually enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing at acceptance, or after expiration of any warranty period. Maintenance agreements typically have a term of one year or more and are invoiced annually, quarterly, or monthly. Revenue for these services is recognized ratably over the term of the contract.

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

        On May 30, 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires retrospective application of a change in accounting principle to prior accounting periods presented as if that principle had always been used. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, then the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transitional provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We will apply this standard when there is a change in accounting principle.

Differences Between US and Canadian GAAP

        The MD&A has been prepared in accordance with US GAAP. There are differences between our consolidated financial statements under US GAAP and our consolidated financial statements under Canadian GAAP for the three months and six months ended June 30, 2005 and 2004.

        Under our condensed consolidated statements of operations, direct costs, research and development expense, sales and marketing expense, and general and administrative expense for the period ended June 30, 2005 is different under Canadian GAAP due to the prospective adoption on January 1, 2003 of the recommendations of the Canadian Institute of Chartered Accountants related to stock-based compensation. The amended standard requires recognition of an estimate of the fair value of employee stock-based awards in earnings and the same amount is recorded as other stockholder’s equity. Under US GAAP, only note disclosure is required for the pro forma net income using a fair value based method for employee stock-based awards. The impact of the application of the recommendations on our net income under Canadian GAAP for the three-month period ended June 30, 2005 is a reduction of $73,041 (2004 — $46,570) and a reduction of our basic and diluted earnings per share of $0.01 (2004 — $nil). The impact of the application of the recommendations on our net income under Canadian GAAP for the six-month period ended June 30, 2005 is a reduction of $141,147 (2004 – $87,640) and a reduction of our basic and diluted earnings per share of $0.01 and $0.02 (2004 — $0.01; $0.01), respectively.

        While there is no net difference between stockholders’ equity as reported under US GAAP and under Canadian GAAP on our condensed consolidated balance sheets, the various components within stockholders’ equity are affected by the differences in accounting for stock-based compensation, the acquisition in 2000 and disposition in 2002 of Connectria Corporation, which was accounted for using the pooling method under US GAAP and using the purchase method under Canadian GAAP and by the change in reporting and functional currency from Canadian dollars to US dollars during the year ended December 31, 2000.

        Similarly, while there is no net difference between net cash from operating activities as reported under US GAAP and under Canadian GAAP in our consolidated statement of cash flows, the various components within net cash from operating activities are affected by the differences in accounting for stock-based compensation.

Critical Accounting Policies and Significant Estimates

        The significant accounting policies are outlined within Note 1 to the Condensed Consolidated Financial Statements. Some of those accounting policies require us to make estimates and assumptions that affect the amounts reported by us. The following items require the most significant judgment and involve complex estimation:

Revenue Recognition

        We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition”, and other authoritative accounting literature. We derive revenues from the following sources: license fees, professional services, maintenance and support fees and third party products and services.

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

        We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing man-days incurred to date as a percentage of total estimated man-days to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When the total cost estimate for a project exceeds revenue, we accrue for the estimated loss immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

        We are engaged on a continuous basis in the production and delivery of software under contractual agreements. As a result we have developed a history of being able to estimate costs to complete and the extent of progress toward completion of contracts, which supports the use of the percentage of completion method of contract accounting.

        Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total hours to complete the contract derived from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed.

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

Accounts Receivable – Allowance for Doubtful Accounts

        We review the collectability of our accounts receivable balances on a regular basis, at least quarterly. Where doubt exists with regards to the collection of a certain receivable balance, an allowance and charge to the income statement is recorded. At June 30, 2005, our allowance for doubtful accounts was $147,103. We intend to continue to vigorously pursue these accounts. If future events indicate additional collection issues, we may be required to record an additional allowance for doubtful accounts.

Commitment

        We previously entered into a significant customer contract in which we have agreed to utilize a certain amount of local services and create a specified amount of commercial activity in South Africa. We are required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. We have furnished a performance guarantee equal to approximately 5% of such amounts. We expect to fulfill our obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementation services with respect to our software products. As we expect to fulfill our obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. If we determine that we will be unable to meet the minimum performance obligations, a liability for such obligations will be accrued. Our obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However, negotiations related to this increase have yet to be completed.

Warranty

        We warrant to our customers that our software will be in substantial conformance with our specifications. If we are unable to deliver solutions that substantially conform to specifications, warranty claims could have an adverse effect on our financial results.

Results of Operations

        The following table sets forth, for the periods indicated, certain components of our selected financial data as a percentage of total revenue:

	Three months ended June 30,			Six months ended June 30,

	2005	2004		2005	2004
Revenue:
Software and services	54.1%	61.5%		54.3%	60.3
Maintenance and support	40.0	36.9		40.2	35.4
Third party products and services	5.9	1.6		5.5	4.3

	100.0	100.0		100.0	100.0
Direct costs	42.9	40.9		44.2	46.7

Gross profit	57.1	59.1		55.8	53.3

Operating expenses:
Research and development	17.1	13.5		17.0	12.8
Sales and marketing	21.6	19.6		19.4	18.2
General and administrative	16.0	16.7		16.0	15.2
Bad debts expense	--	0.6		--	0.3
Strategic expenses	1.2	15.0		0.6	8.7
Restructuring expenses (recovery)	(0.7)	--		(0.3)	--

	55.2	65.5		52.7	55.2

Operating income (loss)	1.9	(6.4)		3.1	(1.9)
Other income (expense)	0.2	(0.1)		(0.1)	0.9

Income (loss) before tax provision	2.1	(6.5)		3.0	(1.0)
Provision for income taxes	0.7	2.5		0.8	1.9

Net income (loss) for the period	1.4%	(9	.0)%	2.2%	(2	.9)%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

All numbers in ‘000s unless otherwise noted.

Revenue
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$12,219	$11,801	$418	3.	5%

        Revenue increased by $0.4 million (3.5%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase was primarily due to an increase in maintenance and support revenue and third party products and services.

Software and Professional Services Revenue
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$6,606	$7,250	$(644)	(8.	9)%

        Software and professional services revenue decreased by $0.6 million (8.9%) for the three months ended June 30, 2005 as compared to three months ended June 30, 2004. We entered into two significant contracts in 2002. While one of these contracts continues to generate significant revenue for us, revenue from the second of these contracts decreased in 2005 as the project is nearing completion.

Maintenance and Support Revenue
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$4,887	$4,358	$529	12.	1%

        Maintenance and support revenue was $4.9 million for the three months ended June 30, 2005 as compared to $4.4 million for the three months ended June 30, 2004, an increase of 12.1%. Maintenance and support revenue increased primarily due to the growth in our installed customer base as well as the timing of a significant customer maintenance contract renewal. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage us to support installed systems. Historically the renewal rate of maintenance and support contracts has been high.

Third Party Products and Services Revenue
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$726	$193	$533	276.	2%

        Third party products and services revenue increased by $0.5 million (276.2%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Third party products and services revenue is primarily earned from certain customers pursuant to agreements under which we provide third party products and services. Not all customers under contract require the provision of third party products and services. Accordingly, there may be large fluctuations in revenue, direct costs, gross profits and income from operations from one period to another. We have agreed to supply a large amount of third party services at no margin, which is being recognized on a gross basis, in connection with one particular contract, and therefore we expect that future revenues from third party products and services will fluctuate in the near term. For the period ended June 30, 2005, approximately $0.5 million of third party products and services revenue was comprised of these services, as compared to nil during the same period ended June 30, 2004.

Direct Costs
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$5,239	$4,823	$416	8.	6%

        Direct costs were 42.9% of revenue for the three months ended June 30, 2005 as compared to 40.9% for the three months ended June 30, 2004. Direct costs include labor and other costs directly related to a project including those related to the provision of services and support and costs related to equipment and services purchased for sale to third parties. Labor costs include direct payroll, benefits and overhead charges. During the three months ended June 30, 2004 the Company received a one-time reimbursement of costs incurred under a project where the costs were incurred in the past. The recovery amounted to approximately $0.5 million or 4.2% of revenue in the period. Excluding this one-time item, costs were comparable period to period.

Gross Margin
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$6,980	$6,978	$2	0.	0%

        Gross margins were 57.1% of revenue for the three months ended June 30, 2005 as compared to 59.1% for the three months ended June 30, 2004. The decrease in gross margins was due to a one-time reimbursement of direct costs, as described above, which amounted to approximately $0.5 million or 4.2% of revenue in the period. Excluding this one-time item, gross margin was 54.9% of revenue for the three months ended June 30, 2004. The increase in gross margins was primarily due to cost cutting efforts initiated in the third quarter of 2004. We expect that in the near term our gross margins as a percentage of revenue will remain consistent with the current year, subject to the level of third party services actually provided.

Research and Development
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$2,090	$1,597	$493	30.	9%

        Research and development expenses were $2.1 million, or 17.1% of revenue, for the three months ended June 30, 2005 as compared to $1.6 million, or 13.5% of revenue, for the three months ended June 30, 2004. The increase in research and development expenses is a result of our commitment to enhance and develop additional functionality in our Advantex product including the hiring of additional development staff. The relative weakness of the United States dollar also contributed to the increase in research and development expenses in the current period as the majority of research and development expenses are denominated in Canadian dollars. We intend to continue committing a significant portion of our revenue to enhance existing products and develop new products.

Sales and Marketing
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$2,638	$2,317	$321	13.	9%

        Sales and marketing expenses were $2.6 million or 21.6% of revenue for the three months ended June 30, 2005 and $2.3 million or 19.6% of revenue for the three months ended June 30, 2004. The increase in sales and marketing expenses in the current period was primarily due to our annual user conference being held in New Orleans as compared to being held locally in 2004. We anticipate that the dollar amounts of our sales and marketing expenses will continue to be significant as a result of our commitment to our international marketing efforts and attempts to penetrate additional markets for our products.

General and Administrative
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$1,958	$1,971	$(13)	(0.	7)%

        General and administrative expenses were $2.0 million, or 16.0% of revenue, for the three months ended June 30, 2005 and $2.0 million, or 16.7% of revenue, for the three months ended June 30, 2004. General and administrative expenses are consistent with the comparative period.

Strategic Expenses
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$ 140	$1,770	$(1,630)	(92.	1)%

        Strategic expenses for the three months ended June 30, 2005 were $0.1 million, or 1.2% of revenue, as compared to $1.8 million, or 15% of revenue for the three months ended June 30, 2004. The strategic expenses for the period ended June 30, 2005 are in connection with a definitive agreement entered into on July 29, 2005, for the Company to be acquired by Beech. See “Strategic Transaction” above. The classification of strategic expenses for the three months ended June 30, 2005 has been revised since our press release dated August 2, 2005. Strategic expenses in 2004 consisted primarily of professional fees and expenses incurred by us in connection with a definitive agreement entered into on April 12, 2004, which would have resulted in the Company being acquired by At Road Inc. On July 27, 2004, we announced that the Company and At Road Inc. had mutually agreed to terminate the agreement. We expect, over the next quarter, to incur further costs of approximately $3.2 million in order to close the Strategic Transaction discussed above (including the estimated fees payable to Bear, Stearns & Co. Inc.). Should the transaction fail to be consummated, we anticipate that additional costs would be approximately $1.1 million plus the termination fee described under “Strategic Transaction” above.

Other Income (Expense)
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$24	$(11)	$35	318.	2%

        Other income was $0.02 million for the three months ended June 30, 2005 as compared to other expense of $0.01 million for the three months ended June 30, 2004. Substantially all of other income (expense) related to fluctuations in the currencies of our foreign operations, interest income on cash and short-term deposits, and interest expense on capital lease obligations.

Income Taxes
Three months ended June 30,		Change
2005	2004	Amount	Percentage
$85	$301	$(216)	(71.	8)%

        Our effective tax rate for the three months ended June 30, 2005 was a provision of 32.7% (2004 – 29.5%) compared to a Canadian federal statutory tax rate of 35.6%.  Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the Canadian federal statutory tax rate. The reduction in the dollar amount of the provision is primarily due to the differing amounts of operating earnings before taxes in the respective periods.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenue
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$23,946	$24,452	$(506)	(2.	1)%

        Revenue decreased by $0.5 million (2.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease was primarily due to a decrease in software and professional services revenue, partially offset by an increase in maintenance and support revenue.

Software and Professional Services Revenue
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$13,010	$14,732	$(1,722)	(11.	7)%

        Software and professional services revenue decreased by $1.7 million (11.7%) for the six months ended June 30, 2005 as compared to six months ended June 30, 2004. We entered into two significant contracts in 2002. While these contracts continue to generate significant revenue for us, revenue from one of these contracts decreased in 2005 because the project is nearing completion. The remainder of the decrease is attributable to the timing and size of new contracts.

Maintenance and Support Revenue
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$9,627	$8,661	$966	11.	2%

        Maintenance and support revenue was $9.6 million for the six months ended June 30, 2005 as compared to $8.7 million for the six months ended June 30, 2004, an increase of 11.2%. Maintenance and support revenue increased primarily due to the growth in our installed customer base. Such revenue is expected to fluctuate as it corresponds to the number and relative size of customers that engage us to support installed systems. Historically the renewal rate of maintenance and support contracts has been high.

Third Party Products and Services Revenue
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$1,309	$1,059	$250	23.	6%

        Third party products and services revenue increased by $0.3 million (23.6%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. A significant portion of the third party products and services revenue was comprised of zero-margin services. For the six months ended June 30, 2005, $1.0 million of such services were rendered, as compared to $0.3 million for the same period in 2004.

Direct Costs
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$10,582	$11,413	$(831)	(7.	3)%

        Direct costs were 44.2% of revenue for the six months ended June 30, 2005 as compared to 46.7% for the six months ended June 30, 2004. The decrease in direct costs as a percentage of revenue occurred due to cost cutting efforts initiated in the third quarter of 2004, partially offset by the relative weakness of the United States dollar in the comparative quarters.

Gross Margin
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$13,365	$13,039	$326	2.	5%

        Gross margins were 55.8% of revenue for the six months ended June 30, 2005 as compared to 53.3% for the six months ended June 30, 2004. The increase in gross margins as a percentage of revenue is consistent with the decrease in direct costs, as described above.

Research and Development
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$4,075	$3,133	$942	30.	1%

        Research and development expenses were $4.1 million, or 17.0% of revenue, for the six months ended June 30, 2005 as compared to $3.1 million, or 12.8% of revenue, for the six months ended June 30, 2004. The increase in research and development expenses is a result of our commitment to enhance and develop additional functionality in our Advantex product including the hiring of additional development staff. The relative weakness of the United States dollar also contributed to the increase in research and development expenses in the current period as the majority of research and development expenses are denominated in Canadian dollars. We intend to continue committing a significant portion of our revenue to enhance existing products and develop new products.

Sales and Marketing
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$4,649	$4,452	$197	4.	4%

        Sales and marketing expenses were $4.6 million or 19.4% of revenue for the six months ended June 30, 2005 and $4.5 million or 18.2% of revenue for the six months ended June 30, 2004. The increase in sales and marketing expenses in the current period was primarily due to our annual user conference being held in New Orleans as compared to being held locally in 2004. We anticipate that the dollar amounts of our sales and marketing expenses will continue to be significant as a result of our commitment to our international marketing efforts and attempts to penetrate additional markets for our products.

General and Administrative
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$3,836	$3,724	$112	3.	0%

        General and administrative expenses were $3.8 million, or 16.0% of revenue, for the six months ended June 30, 2005 and $3.7 million, or 15.2% of revenue, for the six months ended June 30, 2004. General and administrative expenses increased relative to the comparative period primarily as a result of costs incurred by us for third party professional fees during the current period.

Strategic Expenses
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$ 140	$2,120	$(1,980)	(93.	4)%

        Strategic expenses for the six months ended June 30, 2005 were $0.1 million, or 0.6% of revenue, as compared to $2.1 million, or 8.7% of revenue for the six months ended June 30, 2004. The strategic expenses for the period ended June 30, 2005 are in connection with a definitive agreement entered into on July 29, 2005, for the Company to be acquired by Beech. See “Strategic Transaction” above. The classification of strategic expenses for the three months ended June 30, 2005 has been revised since our press release dated August 2, 2005. Strategic expenses in 2004 consisted primarily of expenses incurred by us in connection with a definitive agreement entered into on April 12, 2004, which would have resulted in the Company being acquired by At Road Inc. On July 27, 2004, we announced that the Company and At Road Inc. had mutually agreed to terminate the agreement. We expect, over the next quarter, to incur further costs of approximately $3.2 million in order to close the Strategic Transaction discussed above (including the estimated fees payable to Bear, Stearns & Co. Inc.). Should the transaction fail to be consummated, we anticipate that additional costs would be approximately $1.1 million plus the termination fee described under “Strategic Transaction” above.

Other Income (Expense)
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$(27)	$215	$(242)	(112.	6)%

        Other expense was $0.03 million for the six months ended June 30, 2005 as compared to other income of $0.22 million for the six months ended June 30, 2004. Substantially all of other income (expense) related to fluctuations in the currencies of our foreign operations, interest income on cash and short-term deposits, and interest expense on capital lease obligations. Included in other expense for the six months ended June 30, 2005 is income of $125,000 related to the partial recovery of an investment previously written off.

Income Taxes
Six months ended June 30,		Change
2005	2004	Amount	Percentage
$200	$471	$(271)	(57.	5)%

        Our effective tax rate for the six months ended June 30, 2005 was a provision of 27.8% (2004 – 24.6%) compared to a Canadian federal statutory tax rate of 35.6%.  Our effective tax rate represents a rate that is applicable to all of our operations crossing multiple tax jurisdictions with tax rates that are different than the Canadian federal statutory tax rate. The reduction in the dollar amount of the provision is primarily due to the differing amounts of operating earnings before taxes in the respective periods.

Liquidity and Capital Resources

        We finance our operations and capital expenditures principally with cash generated from operations. At June 30, 2005, we had cash and cash equivalents of $22.2 million and working capital of $11.3 million.

        Cash provided by operating activities was $2.5 million for the three months ended June 30, 2005 as compared to $2.0 million for the three months ended June 30, 2004. The $2.5 million of cash provided by operating activities in 2005 was comprised of $0.2 million net income, non-cash charges of $0.5 million and $1.8 million of changes to non-cash working capital items. Depreciation accounted for $0.5 million of the non-cash charge in the period. Trade accounts receivable decreased $3.2 million in the period due to a stronger collections experience as compared to billings during the quarter. Unbilled accounts receivable arise when we have earned revenue on a project but have not yet completed specific billing milestones under the terms of the applicable contract. There was no material change in unbilled accounts receivable during the quarter. Deferred revenue arises when we have achieved a billing milestone under a customer contract but have yet to recognize all of the revenue billed due to the percentage of completion under the contract. The $1.9 million decrease in deferred revenue was due to milestone billings during the quarter being less than the revenue recognized during the quarter. The $0.05 million decrease in prepaid expenses and other assets was due to the draw down of the prepaid expenses during the normal course of operations. The $0.5 million increase in accounts payable and accrued liabilities reflected an increase in accruals for third-party embedded software, offset by the drawdown of the restructuring provisions.

        Cash provided by operating activities was $3.6 million for the six months ended June 30, 2005 as compared to $3.7 million for the six months ended June 30, 2004. The cash provided by operating activities in 2005 was comprised of $0.5 million net income, non-cash charges of $1.1 million and $2.0 million of changes to non-cash working capital items. Depreciation accounted for $1.0 million of the non-cash charge in the period. Trade accounts receivable decreased $1.5 million in the period due to higher collections as compared to billings during the quarter. Unbilled accounts receivable arise when we have earned revenue on a project but have not yet completed specific billing milestones under the terms of the applicable contract. There was no material change in unbilled accounts receivable during the period. Deferred revenue arises when we have achieved a billing milestone under a customer contract but have yet to recognize all of the revenue billed due to the percentage of completion under the contract. There was no material change in deferred revenue during the period. The $0.4 million decrease in prepaid expenses and other assets was due to the draw down of the prepaid expenses during the normal course of operations. There was no material change in the accounts payable and accrued liabilities during the period.

        We maintain, as at June 30, 2005, a provision of $0.1 million with respect to doubtful accounts. We intend to vigorously pursue collection of these accounts; however, due to uncertainty with regards to ultimate collection, we determined that it would be prudent to maintain an allowance to address this uncertainty.

        Cash used in financing activities for the three months ended June 30, 2005 was $0.2 million comprised of $0.2 million in repayments of capital leases offset by a $0.02 million from the issuance of common shares upon the exercise of stock options. Cash used in financing activities for the six months ended June 30, 2005 was $0.3 million, comprised of $0.5 million in repayment of capital leases offset by $0.2 million from the issuance of commons shares upon the exercise of stock options.

        Cash used in investing activities was $0.7 million for the three months ended June 30, 2005 as compared to $0.2 million for the same period in 2004 for the purchase of capital equipment, including computer hardware and software for use in research and development activities, and to support the growth of our corporate information systems. Cash used in investing activities was $0.9 million for the six months ended June 30, 2005, as compared to $0.5 million during the same period in 2004. The cash used in investing activities was for the purchase of capital assets.

        Existing sources of liquidity at June 30, 2005 include $22.2 million of cash and cash equivalents and funds available under our operating line of credit. As at June 30, 2005, our borrowing capacity under the line of credit was up to CDN$10 million (US$8.2 million). Under the terms of the agreement, borrowings and letters of credit under the line are limited to 75% to 90% of eligible accounts receivable. Borrowings accrue interest at the bank’s prime rate plus 0.25%. As at June 30, 2005, we were not using this line of credit, except as security for an outstanding letter of credit, to support a capital equipment lease, in the amount of CDN$1.4 million (US$1.1 million) expiring October 1, 2005.

        We have a revolving, demand term loan facility available by way of floating rate advances or Cost of Funds loans (“COF”) with a Canadian commercial bank to finance up to 75% of the cost of the capital expenditures (“Capex”), to a maximum of CDN$1.5 million (US$1.2 million). Floating rate advances bear interest at prime plus 0.25% and COF loans bear interest at COF+ 2%. As at June 30, 2005, we were not utilizing the loan facility.

        We have a letter of credit facility with a Canadian commercial bank for issuance of letters of credit in support of contracts for up to CDN$10 million (US$8.2 million), which bears a fee of 0.50% per annum. As at June 30, 2005, we have not issued any letters of credit under this facility.

        We believe that the principal source of our liquidity is operating cash flow. Certain circumstances including a reduction in the demand for our products, an increase in the length of the sales cycle for our products, an increase in operating costs, unfavorable results of litigation, or general economic slowdowns could have a material impact on our operating cash flow and liquidity.

        We believe that future cash flows from operations and our borrowing capacity under the operating line of credit combined with current cash balances will provide sufficient funds to meet cash requirements for at least the next twelve months. Commensurate with our past and expected future growth, we may increase, from time to time, our borrowing facility under our operating line of credit to support our operations. Future growth or other investing activities may require us to obtain additional equity or debt financing, which may or may not be available on attractive terms, or at all, or may be dilutive to current or future shareholders. As at June 30, 2005 we had the following contractual obligations and commercial commitments:

	Payments Due by Period ended June

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$ 609,285	$ 609,285	$ --	$ --	$ --
Operating Leases	4,923,329	1,459,340	3,407,927	56,062	--
Purchase Commitments	756,503	756,503	--	--	--

Total Contractual Obligations	$6,289,117	$2,825,128	$3,407,927	$56,062	$ --

        We have entered into a significant customer contract in which we have agreed to utilize a certain amount of local services and create a certain amount of commercial activity in South Africa. We are required to utilize local content or obtain credits equivalent to approximately $7.1 million over a seven-year period ending May 2010. We have furnished a performance guarantee equal to approximately 5% of such amounts. We expect to fulfill our obligation through a number of activities, including the establishment of a software development center in South Africa, the provision of technical services, and the provision of training to local systems integrators who will be able to provide implementations services with respect to our software products. Because we expect to fulfill our obligations through the purchase of services in the normal course of business, no liability has been established for these future-spending commitments. If we determine that we will be unable to meet the minimum performance obligations, a liability for such obligation will be accrued. As at June 30, 2005 we have generated an estimated $1.3 million of credits relating to this obligation. Our obligations to utilize local services and obtain related credits are expected to increase as a result of recent contract expansions. However negotiations related to this increase have yet to be completed.

Strategic Transaction Termination Fee

        As noted above under Item 2 “Strategic Transaction”, we entered into a definitive agreement which provides that, upon occurrence of certain events leading to the termination of the Agreement, we will be required to pay a termination fee of up to $2.0 million or $3.5 million depending on the specific circumstances.

        Any requirement to pay the termination fee would adversely impact our cash and cash equivalents and our financial position and could impact our ability to fund our current level of operations. Although we believe our existing cash and cash equivalents will be sufficient to pay the termination fee, if required, we may be required to or may elect to borrow against our existing line of credit, raise additional capital through debt or equity financings, or reduce operating expenditures in order to pay the termination fee or to strengthen our cash position after such payment.

        Pursuant to the terms of an agreement we have with Bear, Stearns & Co. Inc. (“Bear”), one of our financial advisors, upon the closing the transaction with Beech we are obligated to pay Bear a fee equal to 2.5% of the aggregate value of the proposed transaction, less one-half of the fee payable to CIBC World Markets Inc. for providing its fairness opinion in connection with the proposed transaction. Bear and the Company are related parties due to a common director.

        We expect, over the next quarter, to incur further costs of approximately $3.2 million in order to close the transaction (including the estimated fees payable to Bear). Should the transaction not be consummated, we anticipate that additional costs would be approximately $1.1 million plus the above noted termination fee.

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

        Our foreign currency forward contracts are executed with credit worthy banks and are denominated in currencies of major industrial countries. As at June 30, 2005 and 2004 we had no foreign currency forward contracts outstanding.

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

        As of June 30, 2005, the potential reduction in future earnings from a hypothetical instantaneous 10% change in quoted foreign currency exchange rates applied to our foreign currency sensitive contracts and assets would be approximately $2.6 million. The foreign currency sensitivity model is limited by the assumption that all foreign currencies, to which we are exposed, would simultaneously change by 10%. Such synchronized changes are unlikely to occur. The sensitivity model does not include the inherent risks associated with anticipated future transactions denominated in foreign currencies or future forward contracts entered into for hedging purposes.

        To minimize the risk associated with the effects of certain foreign currency exposures, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. From time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars.

        At June 30, 2005 and 2004, we had no outstanding currency forward exchange contracts and during the three-month periods ended June 30, 2005 and 2004 we did not enter into any forward exchange contracts. We therefore did not record any gain or loss as a result of these contracts for these periods.

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

        For Items 1 through 3, there was no reportable information for the three months ended June 30, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company’s 2004 Annual General Meeting of Shareholders was held on June 2, 2005. A total of 5,272,514 common shares of the Company were represented in person or by proxy at the meeting, consisting of 62.8% of the total number of common shares of the Company outstanding on April 25, 2005, the record date for the meeting.

        At the meeting, the following directors of the Company were elected to serve as directors until the 2005 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for directors:

Nominee	Votes Cast For	Votes Cast Against	Votes Withhold	Spoiled	Not Voted
Erik Dysthe	5,166,431	--	106,083	--	--
Robert Harris	5,222,857	--	49,657	--	--
Marc Rochefort	5,165,531	--	106,983	--	--
Peter Ciceri	5,165,431	--	107,083	--	--
David Van Valkenburg	5,166,531	--	105,983	--	--
Peter W. Roberts	5,165,531	--	106,983	--	--
Robert T. F. Reid	5,166,531	--	105,983	--	--

        The shareholders also ratified the appointment of Deloitte & Touche LLP as the Company’s auditors and ratified the proposal to fix the auditors’ remuneration. The following table sets forth information regarding the voting on the proposals:

Proposal	Votes Cast For	Votes Cast Against	Votes Withhold	Spoiled	Not Voted
Appointment of Deloitte &	5,271,484	--	30	1,000	--
Touche LLP
Fix auditors’ remuneration	5,269,899	1,600	--	1,015	--

ITEM 5.	OTHER INFORMATION

        On April 27, 2005, our Board of Directors approved amendments to our Compensation Committee Terms of Reference and Corporate Governance and Nominating Committee Terms of Reference. The amended Terms of Reference are included as Exhibits 99.3 and 99.4, respectively, hereto.

ITEM 6.	EXHIBITS

Exhibit Number		Description
2	.1(3)	Agreement and Plan of Merger dated April 17, 1997 among the Company, MDSI Acquisition Corp., Alliance, Geoffrey Engerman and Doug Engerman
3	.1(1)	Articles of Incorporation of the Company
3	.2(1)	Articles of Amendments of the Company
3	.3(1)	By-laws of the Company
4	.1(1)	Form of Common Share Certificate
4	.2(9)	Shareholder Rights Plan Agreement made as of December 17, 2003 between the Company and Computershare Trust Company of Canada
10	.1(2)(3)	2000 Stock Option Plan
10	.2(1)	Form of Indemnification Agreement between the Company and certain officers of the Company
10	.3(1)	Lease dated September 25, 1997 between Sun Life Assurance Company of Canada and the Company
10	.4(4)	Amending Agreement dated December 1, 1998 between Sun Life Assurance Company of Canada and the Company
10	.5(2)(5)	Employment Agreement dated January 2, 2002 between the Company and Verne Pecho
10	.6(2)(6)	2002 Stock Purchase Plan
10	.7(7)	Exchange Agreement dated as of June 26, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10	.8(7)	Amendment to Exchange Agreement dated as of June 30, 2002 among the Company, Connectria Corporation, Richard S. Waidmann and Eric Y. Miller
10	.9(7)	Warrant dated as of June 29, 2002 to purchase 50,380 shares of Series A Nonvoting Preferred Stock of Connectria Corporation
10	.10(2)(8)	Employment Agreement dated August 1, 2003 between the Company and Peter Hill Rankin
10	.11(2)(8)	Employment Agreement dated September 3, 2003 between the Company and Glenn Kumoi
10	.12(2)(8)	Employment Agreement dated September 4, 2003 between the Company and Erik Dysthe
10	.13(2)(8)	Employment Agreement dated August 20, 2003 between the Company and Joo-Hyung (Tommy) Lee
10	.14(10)	Combination Agreement dated as of April 12, 2004 among At Road, Inc., Orion Exchange Co. Ltd. and the Company
10	.15(11)	Amendment No. 1 to the Combination Agreement dated June 15, 2004 among At Road Inc., Orion Exchange Co. Ltd., and the Company
10	.16(2)(12)	Employment Agreement dated December 20, 2003 between the Company and Neil McDonnell
10	.17(2)(13)	Employment Agreement dated August 20, 2003 between the Company and Simon Backer
10	.18(2)(13)	Employment Agreement dated August 20, 2003 between the Company and Warren C. Cree
10	.19(2)(13)	Employment Agreement dated August 20, 2003 between the Company and Cy Tordiffe
10	.20(2)(13)	Termination of Employment Agreement dated September 27, 2004 among the Company, Peter Hill Rankin and Blue Citrus Ventures Inc.
10	.21(2)(13)	Termination of Employment and Severance Agreements and Release dated September 22, 2004 and September 23, 2004 between the Company and Joo-Hyung (Tommy) Lee
10	.22(2)(13)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, amended October 15, 2004, and October 18, 2004 between the Company and Simon Backer
10	.23(2)(13)	Termination of Employment and Severance Agreements and Release dated September 22, 2004, September 23, 2004 and September 24, 2004 between the Company and Warren C. Cree
10	.24(2)(13)	Termination of Employment and Severance Agreements and Release dated October 1, 2004 and October 7, 2004 between the Company and Cy Tordiffe
10.25		Arrangement Agreement dated July 29, 2005 among the Company, Fortezza Holdings S.à.r.l. and Beech Investment Corp.
10.26		Support Agreement dated July 29, 2005 among the Company, Fortezza Holdings S.à.r.l., Beech Investment Corp., Erik Dysthe and Erik Dysthe Holdings, Inc.

Exhibit Number	Description

10.27	Indemnity Agreement dated July 29, 2005 among the Company, Erik Dysthe and Erik Dysthe Holdings, Inc.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Risk Factors
99.2	Audit Committee Terms of Reference
99.3	Compensation Committee Terms of Reference
99.4	Corporate Governance and Nominating Committee Terms of Reference

(1)	Previously filed as exhibits with the same corresponding number with the Registrants’ Registration Statement on Form F-1 (Registration No. J33-5872) and amendments numbers 1 and 2 thereto, filed with the Securities and Exchange Commission on October 28, 1996, November 13, 1996 and November 25, 1996, respectively.
(2)	This document has been identified as a management contract or compensatory plan or arrangement.
(3)	Previously filed as exhibits with the Registrant’s Registration Statement on Form S-8 filed on November 22, 2000.
(4)	Previously filed as exhibits with the Registrant’s Form 10-K for the year ended December 31, 2001.
(5)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002.
(6)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
(7)	Previously filed as exhibits with the Registrant’s Form 8-K filed on August 14, 2002.
(8)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(9)	Previously filed as exhibits with the Registrant’s Form 8-K filed on December 18, 2003.
(10)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004.
(11)	Previously filed as exhibits with the Registrant’s Form 8-K filed on June 22, 2004.
(12)	Previously filed as exhibits with the Registrant’s Form 8-K filed on September 28, 2004.
(13)	Previously filed as exhibits with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2005.
(14)	Previously filed as exhibits with the Registrant’s Form10-K for the year ended December 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDSI MOBILE DATA SOLUTIONS INC.

Date: August 15, 2005	By: /s/ Erik Dysthe Name: Erik Dysthe Title: President, Chief Executive Officer, Chairman of the Board and Director

Date: August 15, 2005	By: /s/ Verne D. Pecho Name: Verne D. Pecho Title: Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)